Form 10QSB
period 1999-06-30
ATLANTIC BANCGROUP INC
filed 1999-08-13
CIK 1087790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                       15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999
                        Commission File Number 001-15061


                            ATLANTIC BANCGROUP, INC.
       (Exact Name of small business issuer as specified in its charter)

Florida                                                               59-3543956
-------                                                               ----------
(State or other jurisdiction of                               (I.R.S.  Employer
incorporation or organization)                               Identification No.)


1315 S. Third Street
Jacksonville Beach, Florida                                           32250
---------------------------                                           -----
(Address of Principal Executive Offices)                              (Zip Code)

                                 --------------
                                 (904) 247-9494
                 (Issuer's telephone number including area code)
                                 --------------



     Check whether the issuer (1) filed all reports required by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X     No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class                                       Outstanding as of July 30, 1999
     -----                                       -------------------------------
Common Stock                                          Common Stock  595,150
  Par Value $0.10 per share
Warrants to purchase Common Stock                      Warrants  593,710
  at $10.00 per share

                            ATLANTIC BANCGROUP, INC.

               FORM 10-QSB - FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX
                                     -----


                                                                                                PAGE
                                                                                              NUMBER

PART I:  FINANCIAL INFORMATION

        Item 1: Financial Statements:
                Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
                and December 31, 1998                                                           1

                Consolidated Statements of Operations and Comprehensive Income
                for the Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)           2

                Consolidated Condensed Statements of Cash Flows for the Three and Six
                Months Ended June 30, 1999 and 1998 (Unaudited)                                 3

                Consolidated Statement of Changes in Stockholders' Equity (Unaudited)           4

                Notes to Consolidated Financial Statements (Unaudited)                          5

        Item 2: Management's Discussion and Analysis of Financial Condition,
                Plan of Operations, and Results of Operations                                   9

PART II:  OTHER INFORMATION                                                                    17

Signatures                                                                                     18

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands Except Per Share Data)


                                                           June 30, 1999   December 31,
                                                             (Unaudited)      1998
                                                           -------------   ------------
ASSETS
Cash and due from banks                                       $   3,048    $   4,862
Federal funds sold                                                4,917        4,915
                                                              ---------    ---------
        Total cash and cash equivalents                           7,965        9,777
Interest-bearing deposits in other banks                            206          206
Investment securities, available-for-sale at fair value           6,730        7,858
Loans less allowance for credit losses                           32,134       25,478
Facilities                                                        1,859        1,860
Other assets                                                        349          392
                                                              ---------    ---------

                TOTAL                                         $  49,243    $  45,571
                                                              =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing                                   $  11,355    $   7,168
        NOW accounts                                              8,768       12,193
        Money market accounts                                     9,834        6,542
        Savings accounts                                          1,215          737
        Time, $100,000 and over                                   4,295        4,704
        Other time deposits                                       8,599        9,030
                                                              ---------    ---------

                Total deposits                                   44,066       40,374

Other borrowings                                                     50         --
Other accrued expenses and liabilities                              194          147
                                                              ---------    ---------

                Total liabilities                                44,310       40,521
                                                              ---------    ---------

Commitments and contingencies                                      --           --
                                                              ---------    ---------

Stockholders' equity:
        Preferred stock                                            --           --
        Common stock                                                  6        2,974
        Additional paid-in capital                                4,215        1,243
        Retained earnings                                           972          880
        Accumulated other comprehensive income:
                Net unrealized holding losses on securities        (260)         (47)
                                                              ---------    ---------

                Total stockholders' equity                        4,933        5,050
                                                              ---------    ---------

                TOTAL                                         $  49,243    $  45,571
                                                              =========    =========

Book value per common share                                   $    8.29    $    8.49
                                                              =========    =========

Common shares outstanding                                       595,150      594,750
                                                              =========    =========

          The accompnaying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)



                                                                            For the Three Months       For the Six Months
                                                                                Ended June 30,            Ended June 30,
                                                                            --------------------       ------------------
                                                                              1999        1998         1999          1998
                                                                              ----        ----         ----          ----
Interest and fees on loans                                               $     755    $     415    $   1,420    $     709
Investment income on investment securities
        and interest-bearing deposits in other banks                           114           72          237          118
Federal funds sold                                                              10           55           33          118
                                                                           -------      -------      -------      -------

                Total interest income                                          879          542        1,690          945
                                                                           -------      -------      -------      -------

Interest on deposits                                                           282          195          546          341
Other borrowings and federal funds purchased                                     2         --              2         --
                                                                           -------      -------      -------      -------

                Total interest expense                                         284          195          548          341
                                                                           -------      -------      -------      -------

                Net interest income before provision for credit losses         595          347        1,142          604

Provision for credit losses                                                     43           81          123          175
                                                                           -------      -------      -------      -------

                Net interest income                                            552          266        1,019          429

Fees and service charges                                                        83           39          157           74
Other income                                                                     9            5           11            5
                                                                           -------      -------      -------      -------

                Total other income                                              92           44          168           79
                                                                           -------      -------      -------      -------

Other expenses:
        Salaries and employee benefits                                         241          169          458          307
        Expenses of bank premises and fixed assets                               6           78          102          100
        Other operating expenses                                               307          105          440          217
                                                                           -------      -------      -------      -------

                Total other expenses                                           554          352        1,000          624
                                                                           -------      -------      -------      -------

Income (loss) before provision for income taxes                                 90          (42)         187         (116)

Cumulative effect of a change in accounting principle                         --           --            (95)        --

Provision for income taxes                                                    --           --           --           --
                                                                           -------      -------      -------      -------

Net income (loss)                                                               90          (42)          92         (116)

Other comprehensive income (loss), net of income taxes:
        Unrealized holding losses arising during period                       (188)         (16)        (213)         (32)
                                                                           -------      -------      -------      -------

Comprehensive income (loss)                                              $     (98)   $     (58)   $    (121)   $    (148)
                                                                           =======      =======      =======      =======


Weighted average common shares outstanding                                 594,904      594,730      594,827      594,730
                                                                           =======      =======      =======      =======
Earnings per common share                                                $    0.15    $   (0.07)   $    0.15    $   (0.20)
                                                                           =======      =======      =======      =======

          The accompnaying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)




                                                                            For the Three Months      For the Six Months
                                                                                Ended June 30,           Ended June 30,
                                                                            --------------------      ------------------
                                                                              1999        1998        1999         1998
                                                                              ----        ----        ----         ----

Net cash provided (used) by operating activities                           $    153    $     11    $    394    $     (3)
                                                                           --------    --------    --------    --------

Cash flows from investing activities:
        Net (increase) decrease in:
                Investment securities                                           471      (1,728)        894      (3,702)
                Interest-bearing deposits in other banks                       --          --          --          (100)
                Loans                                                        (2,138)     (4,247)     (6,782)     (8,950)
        Purchases of bank premises and equipment, net                           (60)       (450)        (60)       (475)
                                                                           --------    --------    --------    --------

                        Net cash used by investing activities                (1,727)     (6,425)     (5,948)    (13,227)
                                                                           --------    --------    --------    --------

Cash flows from financing activities:
        Net increase in deposits                                              4,142       9,510       3,692      16,285
        Proceeds from other borrowings                                           50        --            50        --
                                                                           --------    --------    --------    --------
                        Net cash provided by financing activities             4,192       9,510       3,742      16,285
                                                                           --------    --------    --------    --------

Increase (decrease) in cash and cash equivalents                              2,618       3,096      (1,812)      3,055

Cash and cash equivalents at beginning of period                              5,347       5,556       9,777       5,597
                                                                           --------    --------    --------    --------

Cash and cash equivalents at end of period                                 $  7,965    $  8,652    $  7,965    $  8,652
                                                                           ========    ========    ========    ========




          The accompnaying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                                              Net
                                                                                          Unrealized
                                                                   Additional              Holding      Total
                                                 Common Stock       Paid-in   Retained    Losses on  Stockholders'
                                                Shares    Amount    Capital   Earnings    Securities   Equity
                                                ------    ------    -------   -------     ----------   ------
                                                                      (Dollars In Thousands)

Balance, December 31, 1998                     594,750   $ 2,974    $ 1,243   $   880     $   (47)   $ 5,050

Reorganization of Oceanside Bank                  --      (2,968)     2,968      --          --         --

Warrants exercised                                 400      --            4      --          --            4

Comprehensive income (loss):
        Net income                                --        --         --          92        --
        Net change in unrealized
        holding losses on securities              --        --         --        --           (213)

        Total comprehensive income (loss)         --        --         --        --          --         (121)
                                               -------   -------    -------   -------     -------    -------

Balance, June 30, 1999                         595,150   $     6    $ 4,215   $   972     $ (260)   $  4,933
                                               =======   =======    =======   =======     =======    =======



          The accompnaying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1999


NOTE 1 - ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Atlantic BancGroup, Inc. ("Atlantic") and its wholly-owned subsidiary, Oceanside Bank ("Oceanside"). The consolidated financial statements for the three and six months ended June 30, 1999 and 1998, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year. The accounting policies followed by Atlantic and Oceanside are set forth in Oceansides financial statements for the year ended December 31, 1998, and are incorporated herein by reference.

Oceanside opened July 21, 1997, as a state-chartered banking organization. Oceanside provides a wide range of banking services to individual and corporate customers primarily in Duval and St. Johns County, Florida.

On April 3, 1999, the shareholders of Oceanside approved the Agreement and Plan of Reorganization ("Reorganization") whereby Oceanside became a wholly-owned subsidiary of Atlantic. Each shareholder of Oceanside owns an equal number of shares of common stock and warrants of Atlantic. The Reorganization was completed on May 5, 1999, and was reported under the pooling-of-interests method of accounting.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans. In connection with the determination of the allowance for credit losses on loans, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review Atlantic's allowances for credit losses on loans. Such agencies may require Atlantic to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Fair Value of Financial Instruments
-----------------------------------

Financial instruments of Atlantic consist of cash, due from banks, federal funds sold, investment securities, loans receivable, accrued interest receivable, deposits, accrued interest payable, and off-balance sheet commitments such as commitments to extend credit and standby letters of credit. On an interim basis, management considers the cost of providing estimated fair values by each class of financial instrument to exceed the benefits derived. In management's opinion, the carrying amount of financial instruments approximates fair value.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1999


NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                          June 30, 1999       December 31, 1998
                                          -------------       -----------------
                                                  Estimated            Estimated
                                        Amortized    Fair    Amortized    Fair
                                           Cost     Value       Cost     Value
                                           ----     -----       ----     -----

Securities available-for-sale:
        Mortgage-backed securities        $6,845    $6,585    $7,850    $7,803
        Other                                145       145        55        55
                                          ------    ------    ------    ------

                                          $6,990    $6,730    $7,905    $7,858
                                          ======    ======    ======    ======



NOTE 3 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. At June 30, 1999 and 1998, the outstanding warrants totaled 593,710 and 594,130, respectively; however, the warrants were not dilutive. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three and six ended June 30, 1999 and 1998 (in thousands except per share data):

                                                                 Three Months Ended June 30,
                                                                      1999      1998
                                                                      ----      ----
Basic EPS computation:
     Numerator - Net income (loss)                                   $  90     $ (42)
     Denominator - Weighted average shares outstanding                 595       595
                                                                     -----     ------
     Basic EPS                                                       $0.15     $(0.07)
                                                                     =====     ======


                                                                 Six Months Ended June 30,
                                                                       1999      1998
                                                                       ----      ----
Basic EPS computation:
     Numerator - Net income (loss)                                   $  92     $(116)
     Denominator - Weighted average shares outstanding                 595       595
                                                                     -----     ------
     Basic EPS                                                       $0.15     $(0.20)
                                                                     =====     ======

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1999


NOTE 4 - LOANS

Loans consisted of (dollars in thousands):
                                                      June 30,      December 31,
                                                         1999            1998
                                                         ----            ----

Real estate                                          $ 19,420          $ 16,853
Commercial and agricultural                             9,456             6,039
Installment and other loans                             3,995             3,194
                                                     --------          --------
     Total loans                                       32,871            26,086
Unearned income                                           (97)              (88)
Allowance for credit losses                              (640)             (520)
                                                     --------          --------
     Net loans                                       $ 32,134          $ 25,478
                                                     ========          ========



NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

Atlantic's Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for credit losses. Atlantic maintains the allowance for credit losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):


                                               For the Six     For the Twelve
                                               Months Ended     Months Ended
                                              June 30, 1999   December 31, 1998
                                              -------------   -----------------

Balance, beginning of period                      $ 520           $ 186
Recoveries                                            2            --
Chargeoffs                                           (5)           --
Provision charged to expense                        123             334
                                                  -----           -----

Balance, end of period                            $ 640           $ 520
                                                  =====           =====



NOTE 6 - LONG-TERM DEBT

On February 11, 1999, Atlantic obtained a revolving line of credit in the amount of $50,100 from Columbus Bank and Trust Company. Principal and interest at 0.50% below prime is due on February 11, 2000. At June 30, 1999, $50,000 had been advanced to Atlantic under this line of credit. On July 15, 1999, this line of credit was increased to $100,225.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1999


NOTE 7 - STOCKHOLDERS' EQUITY

During the second quarter of 1999, four hundred warrants were exercised at $10.00 per share, leaving 593,710 warrants outstanding at June 30, 1999.



NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Atlantic is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. Financial instruments at June 30, 1999, consisted of commitments to extend credit approximating $7.0 million and letters of credit of $502,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.



NOTE 9  CHANGE IN ACCOUNTING PRINCIPLE

Atlantic has adopted Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). As a result of adopting SOP 98-5, Atlantic expensed the unamortized balance of its organizational costs as of January 1, 1999, which totaled $95,000. This charge to earnings has been reported as a cumulative effect of a change in accounting principle on the consolidated statement of operations and comprehensive income for the six months ended June 30, 1999.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION, PLAN OF OPERATIONS, AND RESULTS OF OPERATIONS

                                    Overview

        Atlantic BancGroup, Inc. ("Atlantic"), through its wholly-owned subsidiary, Oceanside Bank ("Oceanside"), conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). Atlantic's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Atlantic's interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, Atlantic's profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

        Oceanside commenced business operations on July 21, 1997, in a permanent facility located at 1315 South Third Street, Jacksonville Beach, Florida. Oceanside opened a branch office at 560 Atlantic Boulevard, Neptune Beach, Florida, which commenced operations on September 1, 1998. On April 3, 1999, the shareholders of Oceanside approved the Agreement and Plan of Reorganization ("Reorganization") whereby Oceanside became a wholly-owned subsidiary of Atlantic. The Reorganization was completed on May 5, 1999.


                           Forward-looking Statements

        When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in Atlantic's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Atlantic's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Atlantic wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. Atlantic wishes to advise readers that the factors listed above, as well as others, could affect Atlantic's financial performance and could cause Atlantic's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Atlantic does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


                                   Year 2000

        Management is aware of the issue associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Primary systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Atlantic is utilizing both internal and external resources to identify, correct, and test their systems for the Year 2000 compliance. Substantially all of the necessary modifications and testing were completed by December 31, 1998. To date, confirmations have been received from Atlantic's primary processing vendors that their software is now Year 2000 compliant. Management has not yet completed their assessment of the compliance expense for the Year 2000 and related potential effect on Atlantic's earnings; however, presently Management anticipates to spend approximately $30,000 during 1999. It is recognized that any Year 2000 compliance failures could result in additional expense to Atlantic.

        Time lines were established for testing all ancillary systems, such as telephone systems and security devices, and the testing was completed in 1998. There can be no assurances that all hardware and software that Atlantic uses will be Year 2000 compliant, and Atlantic cannot predict with any certainty the costs it will incur to respond to any Year 2000 issues. Factors which may affect the amount of these costs include Atlantic's inability to control third party modification plans, Atlantic's ability to identify and correct all relevant computer codes, the availability and cost of engaging personnel trained in solving Year 2000 issues, and other similar uncertainties.

        Further, the business of many of Atlantic's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by customers in solving Year 2000 issues could negatively affect those customers' ability to repay any loans which Atlantic may have extended. Therefore, even if Atlantic does not incur significant direct costs in connection with responding to the Year 2000 issue, there can be no assurance that the failure or delay of customers or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on Atlantic's business, financial condition, or results of operations.


                         Future Accounting Requirements

        In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which addresses the accounting for derivative instruments and provides for matching the timing of gain or loss recognition on the hedging instrument. Guidance on identifying derivative instruments is also provided as well as additional disclosures. SFAS 133 becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application is permitted with certain exceptions. Management does not anticipate that adoption of SFAS 133 will have a material impact on the financial condition or results of operations of Atlantic.


                              Impact of Inflation

        The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurements of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of Atlantic are monetary in nature. As a result, interest rates have a more significant impact on Atlantic's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. As discussed previously, management seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.


                               Plan of Operations

        Atlantic anticipates that it will have sufficient capital to meet its obligations for the upcoming twelve months. At June 30, 1999, Atlantic had stockholders' equity of $4.9 million, which exceeds the regulatory requirements, and provides an adequate cushion to absorb any unexpected losses in 1999. During the second quarter of 1999, the reorganization of Oceanside and the resulting one-bank holding company, Atlantic, was completed. This reorganization is expected to provide increased flexibility in obtaining additional capital, if needed, and to provide opportunities to expand Atlantic's services and products.

        Atlantic has received permission from the Federal Reserve Bank of Atlanta to incur up to $1.0 million in debt. Atlantic intends to use the proceeds to acquire a building for use in its holding company and proposed mortgage banking operations, and to relocate certain existing Oceanside operations. Approximately $600,000 of the proceeds will be used for the purchase of the proposed building and related renovations. The remaining proceeds will be used to fund start-up costs of the proposed mortgage banking operations and for general corporate purposes of the holding company. The primary source of repayment of this proposed debt will come from Oceanside rent payments, income from the proposed mortgage banking business, and allowable dividends from Oceanside to Atlantic.

                             Results of Operations

General

        Net losses of $469,000 have been recorded from inception (July 21, 1997) to June 30, 1999. Organizational costs, the provision for credit losses, and other overhead and start-up costs associated with a new banking operation contributed to these cumulative losses. A summary of the trends follows (dollars in thousands):

                                                       At or for the Quarter Ended
                                       ---------------------------------------------------------
                                       June 30,  September 30, December 31,  March 31,  June 30,
                                         1998        1998         1998         1999       1999
                                         ----        ----         ----         ----       ----
Loans before allowance
        for credit losses             $ 18,219     $ 21,920    $ 25,998     $ 30,642    $ 32,774
Earning assets                          27,913       31,453      38,977       38,247      44,627
Total assets                            34,476       37,646      45,571       45,239      49,243
Interest-bearing deposits               24,437       26,730      33,206       30,725      32,711
Total deposits                          29,305       32,419      40,374       39,924      44,066
Net interest income before
        provision for credit losses        347          402         414          547         595
Provision for credit losses                 81           74          85           80          43
Other income                                44           52          65           76          92
Other expenses (2)                         352          369         457          541         554
Net income (loss) (1)                      (42)          11         (63)           2          90
Loans as a percent of
        earning assets                      65%          70%         67%          80%         73%

(1) The period from July 21, 1997, to March 31, 1998, resulted in a net loss of $467,000.

(2) March 31, 1999, includes $95,000 of organizational costs expensed pursuant to the adoption of SOP 98-5.


Net Income (Loss)

        Atlantic's net income for the three and six months ended June 30, 1999, was $90,000 and $92,000, respectively, which compares to a net loss of $42,000 and $116,000, respectively, for the three and six months ended June 30, 1998.




                        (Page left intentionally blank.)

Average Balances, Income and Expenses, and Rates. The following table depicts, for the periods indicated, certain information related to Atlantic's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.



                                                                For the Six Months Ended June 30,
                                                           1999                                  1998
                                                           ----                                  ----
                                                         Interest    Average                   Interest   Average
                                               Average   and         Yield/          Average     and       Yield/
                                               Balance   Dividends    Rate           Balance   Dividends    Rate
                                               -------   ---------    ----           -------   ---------    ----
Interest-earning assets:
          Loans                                $29,065    $ 1,420     9.80%          $13,283   $   709     10.70%
          Investment and mortgage-
            backed securities                    7,402        232     6.29%            3,784       115      6.09%
          Other interest-earning assets          1,577         38     4.83%            4,426       121      5.48%
                                               -------    -------                    -------   -------

               Total interest-earning assets    38,044      1,690     8.91%           21,493       945      8.82%
                                                          -------                              -------

Noninterest-earning assets                       5,412                                 3,447
                                                 -----                                 -----

               Total assets                    $43,456                               $24,940
                                               =======                               =======

Interest-bearing liabilities:
          Demand, money market
             and NOW deposits                  $15,059        194     2.58%           $6,974        94      2.70%
          Savings                                  999         10     2.01%              236         2      1.70%
          Certificates of deposit               12,815        342     5.35%            8,308       245      5.91%
          Other                                    104          2     3.86%             --        --        0.00%
                                               -------    -------                    -------   -------

          Total interest-bearing liabilities    28,977        548     3.79%           15,518       341      4.41%
                                                              ---                                  ---

Noninterest-bearing liabilities                  9,396                                 4,239
Stockholders' equity                             5,083                                 5,183
                                                 -----                                 -----

          Total liabilities and
               stockholders' equity            $43,456                               $24,940
                                               =======                               =======

Net interest income before provision
    for credit losses                                     $ 1,142                    $   604
                                                          =======                    =======

Interest-rate spread                                                  5.12%                                 4.41%
                                                                      ====                                  ====

Net interest margin                                                   6.02%                                 5.64%
                                                                      ====                                  ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities        131.29%                               138.50%
                                                ======                                ======


            Comparison of Three Months Ended June 30, 1999 and 1998

Interest Income and Expense

        Interest Income. Interest income was $879,000 and $542,000 for the three months ended June 30, 1999 and 1998, respectively. The increase in interest income of $337,000 in the second quarter of 1999 over the same period of 1998 is due to higher levels of earning assets and the change in mix of assets resulting from the growth in loans shown herein.

        Interest Expense. Interest expense was $284,000 and $195,000 for the three months ended June 30, 1999 and 1998, respectively. The increase in interest expense of $89,000 in the second quarter of 1999 over the same period of 1998 is due to the growth in deposits shown herein.

        Net interest Income. Net interest income before provision for credit losses was $595,000 and $347,000 for the three months ended June 30, 1999 and 1998, respectively. The average loan-to-deposit ratio for the three months ended June 30, 1999, increased to approximately 79% from 65% at December 31, 1998. The average net interest margin for the second quarter of 1999 was 6.04% as compared with the average net interest margin in 1998 of 5.31%, an increase of 73 basis points, which reflects the improvement in the loan-to-deposit ratio.

Provision and Allowance for Loan Losses

        Atlantic has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the credit loss allowance will not be required.

        Asset Classification. Commercial banks are required to review and, when appropriate, classify their assets on a regular basis. The State of Florida and the FDIC have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, condition, and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes a specific reserve for the full amount of the portion of the asset classified as loss. All or a portion of general credit loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for credit losses generally do not qualify as regulatory capital. Assets that do not warrant classification in the aforementioned categories, but possess weaknesses, are classified as special mention and are monitored by Atlantic.

        At June 30, 1999, Atlantic had two loans totaling $33,000 classified as substandard and no loans classified as doubtful or loss. Both substandard loans were performing as of June 30, 1999.

        Allowance for Credit Losses. The allowance for credit losses is established through a provision for credit losses charged against income. Loans are charged against the provision when management believes that the collectibility of the principal is unlikely. The provision is an estimated amount that management believes will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower's ability to pay. While management uses the best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions.

        At June 30, 1999, the allowance for credit losses amounted to $640,000, or 1.95% of outstanding loans. At December 31, 1998, the allowance for credit losses amounted to $520,000, or 2.00% of outstanding loans. Atlantic's provision for credit losses was $43,000 and $81,000 for the three months ended June 30, 1999 and 1998, respectively. During the second quarter of 1999, management added to the allowance for credit losses an amount equal to approximately 1.75% of each new loan made.

Noninterest Income and Expense

        Noninterest Income. Total other income increased to $92,000 for the three months ended June 30, 1999, compared to $44,000 for the three months ended June 30, 1998, due to an increase in service fees on deposit accounts associated with the increase in the number of deposit accounts subject to service fees.

        Noninterest Expense. Total other expenses increased to $554,000 for the three months ended June 30, 1999, compared to $352,000 for the three months ended June 30, 1998, primarily due to the overall growth of Atlantic, including expenses of bank premises and fixed assets associated with the expansion of banking services into a new branch, which opened September 1, 1998. Also, the second quarter of 1999 includes expenses associated with the reorganization of Oceanside and the formation of the one-bank holding company, Atlantic. These expenses, primarily licenses and legal fees, totaled $47,000.


             Comparison of Six Months Ended June 30, 1999 and 1998

Interest Income and Expense

        Interest Income. Interest income was $1,690,000 and $945,000 for the six months ended June 30, 1999 and 1998, respectively. The increase in interest income of $745,000 in the first six months of 1999 over the same period of 1998 is due to higher levels of earning assets and the change in mix of assets resulting from the growth in loans shown herein.

        Interest Expense. Interest expense was $548,000 and $341,000 for the six months ended June 30, 1999 and 1998, respectively. The increase in interest expense of $207,000 in the first six months of 1999 over the same period of 1998 is due to the growth in deposits shown herein.

        Net Interest Income. Net interest income before provision for credit losses was $1,142,000 and $604,000 for the six months ended June 30, 1999 and 1998, respectively. The average loan-to-deposit ratio for the six months ended June 30, 1999, increased to approximately 76% from 65% at December 31, 1998. The average net interest margin for the first six months of 1999 was 6.02% as compared with the average net interest margin in 1998 of 5.31%, an increase of 71 basis points, which reflects the improvement in the loan-to-deposit ratio.

        Allowance for Credit Losses. Atlantic's provision for credit losses was $123,000 and $175,000 for the six months ended June 30, 1999 and 1998, respectively. During the first six months of 1999, management added to the allowance for credit losses an amount equal to approximately 1.75% of each new loan made.

Noninterest Income and Expense

        Noninterest Income. Total other income increased to $168,000 for the six months ended June 30, 1999, compared to $79,000 for the six months ended June 30, 1998, due to an increase in service fees on deposit accounts associated with the increase in the number of deposit accounts subject to service fees.

        Noninterest Expense. Total other expenses increased to $1,000,000 for the six months ended June 30, 1999, compared to $624,000 for the six months ended June 30, 1998, primarily due to the overall growth of Atlantic, including expenses of bank premises and fixed assets associated with the expansion of banking services into a new branch, and the reorganization of Oceanside and the formation of the one-bank holding company, Atlantic, as previously discussed herein.

                              Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the six months ended June 30, 1999):


                                                                   Six Months Ended      Year Ended
                                                                       June 30,          December 31,
                                                                         1999               1998
                                                                         ----               ----
Return on average assets                                                 0.42%            (0.55)%
Return on average equity                                                 3.63%            (3.27)%
Interest-rate spread during the period                                   5.12%             4.31%
Net interest margin                                                      6.02%             5.31%
Allowance for credit losses to period end loans                          1.95%             2.00%
Net charge-offs to average loans                                         0.02%               - %
Nonperforming assets to period end loans and foreclosed property          -  %               - %
Nonperforming assets to period end total assets                           -  %               - %


Liquidity and Capital Resources

        Liquidity Management. Liquidity management involves monitoring Atlantic's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in Atlantic's market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase.

        Management expects to meet its liquidity needs with:

     o available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $8.0 million at June 30, 1999;

     o maturities of investment securities totaling $2.1 million in the 12 months following June 30, 1999;

     o    the repayment of loans;

     o    growth in deposits; and,

     o    if necessary, borrowing against approved lines of credit.

        Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $5.1 million at June 30, 1999, as compared to $5.1 million at December 31, 1998. These funds are a primary source of Atlantic's liquidity and are generally invested in an earning capacity on an overnight basis.

        Management regularly reviews the liquidity position of Atlantic and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from noncore sources.

        Deposits and Other Sources of Funds. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels and are also used to fund the origination of mortgage loans designated to be sold in the secondary markets.

        Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for Atlantic's loan portfolio and other earning assets. Atlantic's core deposits were $39.8 million at June 30, 1999, and $35.7 million at December 31, 1998. Management anticipates that a stable base of deposits will be Atlantic's primary source of funding to meet both its short-term and long-term liquidity needs in the future.

        Customers with large certificates of deposit tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions fund their balance sheets in part through large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, Atlantic generally does not accept brokered deposits.

        Atlantic uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At June 30, 1999, Atlantic had commitments to originate loans totaling $7.0 million, and had issued, but unused, letters of credit of $502,000 for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following June 30, 1999, total $12.3 million. Management believes that Atlantic has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that Atlantic can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

        Capital. The bank regulatory agencies require financial institutions to maintain capital at adequate levels based on a percentage of assets and offbalance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the riskbased standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain
(loss) on availableforsale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses subject to certain limitations. An institution's qualifying capital base for purposes of its riskbased capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

        Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Oceanside exceeded its minimum regulatory capital ratios as of June 30, 1999, as reflected in the following table, which sets forth Oceanside's regulatory capital position (dollars in thousands):

                                                 Actual               Minimum(1)    Well-Capitalized(2)
                                           Amount        %       Amount        %     Amount         %
                                           ------        -       ------        -     ------         -
Total Capital (to Risk-Weighted Assets)    $5,677      16.34%    $2,779      8.00%   $3,474      10.00%
Tier I Capital (to Risk-Weighted Assets)   $5,240      15.08%    $1,390      4.00%   $2,085       6.00%
Tier I Capital (to Average Assets)         $5,240      11.63%    $1,802      4.00%   $2,253       5.00%

(1)  The minimum required for adequately capitalized purposes.

(2)  To  be  "well-capitalized"   under  the  FDIC's  Prompt  Corrective  Action
     regulations.

                            ATLANTIC BANCGROUP, INC.



PART II:        OTHER INFORMATION

        Item 1. Legal Proceedings.
                None.

        Item 2. Changes in Securities and Use of Proceeds.
                The following sales of shares of Atlantic BancGroup, Inc., common stock, par value $0.01 per share ("Atlantic"), were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"), but were issued pursuant to the exemptions indicated below:

                During the six months ended June 30, 1999, 400 shares of Atlantic common stock were purchased pursuant to the exercise of 400 warrants for an aggregate price of $4,000. This transaction was made in reliance on the exemption set forth in Section 4(2) of the Securities Act.

                Proceeds from the sale of the above securities were used for general corporate purpose.

        Item 3. Defaults upon Senior Securities.
                None.

        Item 4. Submission of Matters to a Vote of Security Holders.
                On April 3, 1999, the shareholders of Oceanside Bank met to approve the Agreement and Plan of Reorganization ("Reorganization") whereby Oceanside Bank would become a wholly-owned subsidiary of Atlantic BancGroup, Inc., a Florida corporation created to effect the Reorganization. Each shareholder of Oceanside Bank would own an equal number of shares of common stock and warrants of Atlantic BancGroup, Inc.

                Of the 594,750 eligible shareholders, 328,113 shareholders were represented at this meeting, which represented a quorum. The number of votes for approval totaled 324,713, which was 54.60% of all eligible shareholders and 98.96% of all shareholders represented at this meeting. The number of no and abstaining votes totaled 3,400. Under the by-laws of Oceanside Bank, a majority of the eligible shareholders was required to approve the Reorganization; therefore, this action was approved by a majority of the eligible shareholders.

                The Reorganization was completed May 5, 1999.

        Item 5. Other Information.
                None.

        Item 6. Exhibits and Reports on Form 8-K.
                a) None.

                b) Reports on Form 8-K.
                None.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Atlantic BancGroup, Inc.




Date:  August 11, 1999                  /s/ M. Michael Witherspoon
       ---------------                  ------------------
                                        M. Michael Witherspoon
                                        Chief Executive Officer



Date:  August 11, 1999                  /s/ David L. Young
       ---------------                  ------------------
                                        David L. Young
                                        Senior Vice President and
                                        Chief Financial Officer