Form 10-Q
period 1999-09-30
ATLANTIC BANCGROUP INC
filed 1999-11-12
CIK 1087790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


--------------------------------------------------------------------------------

                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 1999
                        Commission File Number 001-15061

--------------------------------------------------------------------------------

                            ATLANTIC BANCGROUP, INC.
                            ------------------------
        (Exact Name of small business issuer as specified in its charter)

          Florida                                       59-3543956
-------------------------------                     ----------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


1315 S. Third Street
Jacksonville Beach, Florida                               32250
---------------------------                               -----
(Address of Principal Executive Offices)                (Zip Code)

--------------------------------------------------------------------------------
                                 (904) 247-9494
                 (Issuer's telephone number including area code)
--------------------------------------------------------------------------------


         Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

          Class                              Outstanding as of November 5, 1999
          -----                              ----------------------------------
Common Stock                                 Common Stock - 595,350
  Par Value $0.10 per share
Warrants to purchase Common Stock            Warrants - 593,510
  at $10.00 per share

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

             FORM 10-QSB - FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX
                                      -----


                                                                                                     PAGE
                                                                                                   NUMBER

PART I:  FINANCIAL INFORMATION

         Item 1:  Financial Statements:
                  Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
                  and December 31, 1998                                                                   1

                  Consolidated Statements of Operations and Comprehensive Income
                  for the Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)             2

                  Consolidated Condensed Statements of Cash Flows for the Three and Nine
                  Months Ended September 30, 1999 and 1998 (Unaudited)                                    3

                  Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                   4

                  Notes to Consolidated Financial Statements (Unaudited)                                  5

         Item 2:  Management's Discussion and Analysis of Financial Condition,
                  Plan of Operations, and Results of Operations                                           9

PART II:  OTHER INFORMATION                                                                               17

Signatures                                                                                                18

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Per Share Data)


                                                             September 30,
                                                                  1999         December 31,
                                                               (Unaudited)         1998
                                                          ------------------   ------------
ASSETS
Cash and due from banks                                       $   3,448         $   4,862
Federal funds sold                                                1,230             4,915
                                                              ---------         ---------
        Total cash and cash equivalents                           4,678             9,777
Interest-bearing deposits in other banks                            206               206
Investment securities, available-for-sale at fair value           6,375             7,858
Loans less allowance for credit losses                           36,958            25,478
Facilities                                                        2,410             1,860
Other assets                                                        474               392
                                                              ---------         ---------

                TOTAL                                         $  51,101         $  45,571
                                                              =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing                                   $  12,436         $   7,168
        NOW accounts                                              6,648            12,193
        Money market accounts                                    11,503             6,542
        Savings accounts                                          1,235               737
        Time, $100,000 and over                                   4,537             4,704
        Other time deposits                                       8,762             9,030
                                                              ---------         ---------

                Total deposits                                   45,121            40,374

Other borrowings                                                    652               --
Other accrued expenses and liabilities                              178               147
                                                              ---------         ---------

                Total liabilities                                45,951            40,521
                                                              ---------         ---------

Commitments and contingencies                                      --                 --
                                                              ---------         ---------

Stockholders' equity:
        Preferred stock                                            --                 --
        Common stock                                                  6             2,974
        Additional paid-in capital                                4,217             1,243
        Retained earnings                                         1,178               880
        Accumulated other comprehensive income:
                Net unrealized holding losses on securities        (251)              (47)
                                                              ---------         ---------

                Total stockholders' equity                        5,150             5,050
                                                              ---------         ---------

                TOTAL                                         $  51,101         $  45,571
                                                              =========         =========

Book value per common share                                   $    8.65         $    8.49
                                                              =========         =========

Common shares outstanding                                       595,350           594,750
                                                              =========         =========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED) (Dollars in Thousands Except Per Share Data)



                                                             For the Three Months       For the Nine Months
                                                              Ended September 30,       Ended September 30,
                                                              -------------------       -------------------
                                                              1999        1998          1999         1998
                                                              ----        ----          ----         ----

Interest and fees on loans                                $     820    $     501    $   2,240    $   1,210
Investment income on investment securities
        and interest-bearing deposits in other banks             78          109          315          227
Federal funds sold                                               74           33          107          151
                                                            -------      -------      -------      -------

                Total interest income                           972          643        2,662        1,588
                                                            -------      -------      -------      -------

Interest on deposits                                            320          241          866          582
Other borrowings and federal funds purchased                   --           --              2         --
                                                            -------      -------      -------      -------

                Total interest expense                          320          241          868          582
                                                            -------      -------      -------      -------

                Net interest income before
                   provision for credit losses                  652          402        1,794        1,006

Provision for credit losses                                      66           74          189          249
                                                            -------      -------      -------      -------

                Net interest income                             586          328        1,605          757
                                                            -------      -------      -------      -------

Fees and service charges                                         96           48          253          122
Other income                                                      4            4           15            9
                                                            -------      -------      -------      -------

                Total other income                              100           52          268          131
                                                            -------      -------      -------      -------

Other expenses:
        Salaries and employee benefits                          235          172          693          479
        Expenses of bank premises and fixed assets               57           71          159          171
        Other operating expenses                                260          126          700          343
                                                            -------      -------      -------      -------

                Total other expenses                            552          369        1,552          993
                                                            -------      -------      -------      -------

Income (loss) before provision for income taxes                 134           11          321         (105)

Cumulative effect of a change in accounting principle          --           --            (95)        --

Provision for income taxes                                      (72)        --            (72)        --
                                                            -------      -------      -------      -------

Net income (loss)                                               206           11          298         (105)

Other comprehensive income (loss), net of income taxes:
        Unrealized holding losses arising during period           9           (9)        (204)         (41)
                                                            -------      -------      -------      -------

Comprehensive income (loss)                               $     215    $       2    $      94    $    (146)
                                                            =======      =======      =======      =======


Weighted average common shares outstanding                  594,904      594,730      594,972      594,730
                                                            =======      =======      =======      =======

Earnings per common share                                 $    0.35    $    0.02    $    0.50    $   (0.18)
                                                            =======      =======      =======      =======

          The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)



                                                                      For the Three Months    For the Nine Months
                                                                       Ended September 30,    Ended September 30,
                                                                       -------------------    -------------------
                                                                        1999        1998        1999        1998
                                                                        ----        ----        ----        ----

Net cash provided by operating activities                           $    173    $    165    $    567    $    162
                                                                    --------    --------    --------    --------

Cash flows from investing activities:
        Net (increase) decrease in:
                Investment securities                                    357        (649)      1,251      (4,351)
                Interest-bearing deposits in other banks                --          --          --          (100)
                Loans                                                 (4,890)     (3,701)    (11,672)    (12,651)
        Purchases of bank premises and equipment, net                   (584)       (263)       (644)       (738)
                                                                    --------    --------    --------    --------

                        Net cash used by investing activities         (5,117)     (4,613)    (11,065)    (17,840)
                                                                    --------    --------    --------    --------

Cash flows from financing activities:
        Net increase in deposits                                       1,055       3,114       4,747      19,399
        Proceeds from other borrowings                                   602        --           652        --
                                                                    --------    --------    --------    --------

                        Net cash provided by financing activities      1,657       3,114       5,399      19,399
                                                                    --------    --------    --------    --------

Increase (decrease) in cash and cash equivalents                      (3,287)     (1,334)     (5,099)      1,721

Cash and cash equivalents at beginning of period                       5,347       8,652       9,777       5,597
                                                                    --------    --------    --------    --------

Cash and cash equivalents at end of period                          $  2,060    $  7,318    $  4,678    $  7,318
                                                                    ========    ========    ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                           Net
                                                                                       Unrealized
                                                                  Additional             Holding     Total
                                                  Common Stock      Paid-in  Retained   Losses on  Stockholders'
                                               Shares     Amount    Capital  Earnings   Securities   Equity
                                               ------     ------    -------  --------   ----------   ------
                                                                                 (Dollars In Thousands)

Balance, December 31, 1998                     594,750   $ 2,974    $ 1,243   $   880   $   (47)   $ 5,050

Reorganization of Oceanside Bank                  --      (2,968)     2,968      --        --         --

Warrants exercised                                 600      --            6      --        --            6

Comprehensive income (loss):
        Net income                                --        --         --         298      --
        Net change in unrealized
                holding losses on securities      --        --         --        --        (204)

        Total comprehensive income (loss)         --        --         --        --        --           94
                                               -------   -------    -------   -------   -------    -------

Balance, September 30, 1999                    595,350   $     6    $ 4,217   $ 1,178   $  (251)   $ 5,150
                                               =======   =======    =======   =======   =======    =======

          The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999


NOTE 1 - ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Atlantic BancGroup, Inc. ("Atlantic") and its wholly-owned subsidiaries, Oceanside Bank ("Oceanside") and Oceanside Mortgage Group, Inc. ("Oceanside Mortgage"). The consolidated financial statements for the three and nine months ended September 30, 1999 and 1998, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year. The accounting policies followed by Atlantic and Oceanside are set forth in Oceanside's financial statements for the year ended December 31, 1998, and are incorporated herein by reference.

Oceanside opened July 21, 1997, as a state-chartered banking organization. Oceanside provides a wide range of banking services to individual and corporate customers primarily in Duval County and St. Johns County, Florida.

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

On July 20, 1999, Oceanside Mortgage was incorporated as a wholly-owned subsidiary of Atlantic for the purpose of conducting mortgage banking operations. The operations of Oceanside Mortgage have been included in the consolidated financial statements; however, such amounts are immaterial since inception.

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

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                                          September 30, 1999                 December 31, 1998
                                                  --------------------------------      ----------------------
                                                                        Estimated                         Estimated
                                                      Amortized          Fair              Amortized        Fair
                                                        Cost             Value               Cost            Value
                                                        ----             -----               ----            -----

Securities available-for-sale:
     Mortgage-backed securities                        $ 6,481           $ 6,230            $ 7,850         $ 7,803
     Other                                                 145               145                 55              55
                                                     ---------         ---------         ----------      ----------

                                                       $ 6,626           $ 6,375            $ 7,905         $ 7,858
                                                       =======           =======            =======         =======


NOTE 3 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. At September 30, 1999 and 1998, the outstanding warrants totaled 593,510 and 594,130, respectively; however, the warrants were not dilutive. The following information was used in the computation of earnings per share on both a basic and diluted basis for the three and nine ended September 30, 1999 and 1998 (in thousands except per share data):

                                                                                   Three Months Ended September 30,
                                                                                        1999                1998
                                                                                        ----                ----
     Basic EPS computation:
         Numerator - Net income (loss)                                                 $  206             $   11
         Denominator - Weighted average shares outstanding                                595                595
                                                                                      -------            -------
         Basic EPS                                                                     $ 0.35             $ 0.02
                                                                                       ======             ======


                                                                                    Nine Months Ended September 30,
                                                                                        1999                1998
                                                                                        ----                ----
     Basic EPS computation:
         Numerator - Net income (loss)                                                 $  298            $ ( 105)
         Denominator - Weighted average shares outstanding                                595                595
                                                                                      -------          ---------
         Basic EPS                                                                     $ 0.50            $ (0.18)
                                                                                       ======            =======

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

                                                                                   September 30,        December 31,
                                                                                       1999                1998
                                                                                       ----                ----

         Real estate                                                                 $ 21,382            $ 16,853
         Commercial and agricultural                                                   11,446               6,039
         Installment and other loans                                                    4,933              3,194
                                                                                   ----------         ----------
                  Total loans                                                          37,761              26,086
         Unearned income                                                                 (97)                (88)
         Allowance for credit losses                                                    (706)               (520)
                                                                                   ---------         -----------
                  Net loans                                                          $ 36,958            $ 25,478
                                                                                     ========            ========



NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

Atlantic's Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for credit losses. Atlantic maintains the allowance for credit losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                                                                  For the Nine         For the Twelve
                                                                                  Months Ended          Months Ended
                                                                               September 30, 1999    December 31, 1998
                                                                               ------------------    -----------------

         Balance, beginning of period                                                   $ 520               $ 186
         Recoveries                                                                         2                   -
         Chargeoffs                                                                       (5)                   -
         Provision charged to expense                                                     189                 334
                                                                                      -------              ------

         Balance, end of period                                                         $ 706               $ 520
                                                                                        =====               =====



NOTE 6 - LONG-TERM DEBT

On February 11, 1999, Atlantic obtained a revolving line of credit in the amount of $50,100 from Columbus Bank and Trust Company ("Columbus"). On August 11, 1999, Atlantic obtained two revolving lines of credit from Columbus totaling $1.0 million, and repaid existing advances under the line of credit dated February 11, 1999. For the remaining two lines of credit, principal and interest at 0.50% below prime are due on August 11, 2000. The proceeds from the lines of credit are to be used to acquire real estate, fund start-up costs for the mortgage banking operations, and provide additional working capital for Atlantic. At September 30, 1999, $652,000 had been advanced to Atlantic under the lines of credit, which are secured by the common stock of Atlantic's wholly-owned banking subsidiary, Oceanside Bank.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

NOTE 7 - STOCKHOLDERS' EQUITY

During the third quarter of 1999, two hundred warrants were exercised at $10.00 per share. For the nine months ended September 30, 1999, a total of six hundred warrants have been exercised at $10.00 per share, leaving 593,510 warrants outstanding at September 30, 1999.



NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Atlantic is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. Financial instruments at September 30, 1999, consisted of commitments to extend credit approximating $8.95 million and letters of credit of $502,000.

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



NOTE 9 - CHANGE IN ACCOUNTING PRINCIPLE

Atlantic has adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). As a result of adopting SOP 98-5, Atlantic expensed the unamortized balance of its organizational costs as of January 1, 1999, which totaled $95,000. This charge to earnings has been reported as a cumulative effect of a change in accounting principle on the consolidated statement of operations and comprehensive income for the nine months ended September 30, 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

       FINANCIAL CONDITION, PLAN OF OPERATIONS, AND RESULTS OF OPERATIONS

                                    Overview

         Atlantic  BancGroup,   Inc.  (Atlantic"),   through  its  wholly-owned
subsidiary, Oceanside Bank ("Oceanside"), conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). Atlantic's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Atlantic's interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, Atlantic's profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

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

         On July 20, 1999, Oceanside Mortgage Group, Inc. (a wholly-owned subsidiary of Atlantic) began mortgage banking operations. On August 13, 1999, Atlantic purchased a building at 710 North Third Street, Jacksonville Beach,
Florida, for renovation as its holding company headquarters and operations center. The mortgage banking operations and certain back-office functions of Oceanside Bank will also be relocated to this building in mid-November 1999. Atlantic purchased the facility for $540,000. Approximately $60,000 is anticipated to be incurred to renovate the facility. The purchase price and renovations will be financed under the existing lines of credit.


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

                                    Year 2000

         Management is aware of the issue associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Primary systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Atlantic is utilizing both internal and external resources to identify, correct, and test their systems for the Year 2000 compliance. Substantially all of the necessary modifications and testing were completed by December 31, 1998. To date, confirmations have been received from Atlantic's primary processing vendors that their software is now Year 2000 compliant. Management has not yet completed their assessment of the compliance expense for the Year 2000 and related potential effect on Atlantic's earnings; however, presently Management anticipates to spend approximately $40,000 during 1999. It is recognized that any Year 2000 compliance failures could result in additional expense to Atlantic.

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

                               Plan of Operations

         Atlantic anticipates that it will have sufficient capital to meet its obligations for the upcoming twelve months. At September 30, 1999, Atlantic had stockholders' equity of $5.2 million, which exceeds the regulatory requirements, and provides an adequate cushion to absorb any unexpected losses in 1999. During the second quarter of 1999, the reorganization of Oceanside and the resulting one-bank holding company, Atlantic, was completed. This reorganization is expected to provide increased flexibility in obtaining additional capital, if needed, and to provide opportunities to expand Atlantic's services and products.

         Atlantic received permission from the Federal Reserve Bank of Atlanta to incur up to $1.0 million in debt. Atlantic borrowed funds to acquire a building for use in its holding company and mortgage banking operations, and to relocate certain existing Oceanside operations. Approximately $600,000 of the proceeds have been allocated for the purchase of the building and related renovations. The remaining proceeds will be used to fund start-up costs of the mortgage banking operations and for general corporate purposes of the holding company. The primary source of repayment of this proposed debt will come from Oceanside rent payments, income from the mortgage banking business, and allowable dividends from Oceanside to Atlantic.


                              Results of Operations

General

         Net losses of $263,000 have been recorded from inception (July 21, 1997) to September 30, 1999. Organizational costs, the provision for credit losses, and other overhead and start-up costs associated with a new banking operation contributed to these cumulative losses. A summary of the trends for the last five quarterly periods follows (dollars in thousands):

                                                               At or for the Quarter Ended
                          -----------------------------------------------------------------------------------------
                          September 30, 1998  December 31, 1998 March 31, 1999    June 30, 1999  September 30, 1999
                          ------------------  ----------------- --------------    -------------  ------------------

Loans before allowance
     for credit losses             $21,920           $25,998          $30,642           $32,774          $37,664
Earning assets                      31,453            38,977           38,247            44,627           44,769
Total assets                        37,646            45,571           45,239            49,243           51,101
Interest-bearing deposits           26,730            33,206           30,725            32,711           32,685
Total deposits                      32,419            40,374           39,924            44,066           45,121
Net interest income before
     provision for credit losses       402               414              547               595              652
Provision for credit losses             74                85               80                43               66
Other income                            52                65               76                92              100
Other expenses (2)                     369               457              541               554              552
Net income (loss) (1)                   11              (63)                 2               90              206
Loans as a percent of
     earning assets                    70%               67%              80%               73%              84%

(1) The period from July 21, 1997, to June 30, 1998, resulted in a net loss of $509,000.

(2) March 31, 1999, includes $95,000 of organizational costs expensed pursuant to the adoption of SOP 98-5.


Net Income (Loss)

         Atlantic's net income for the three and nine months ended September 30, 1999, was $206,000 and $298,000, respectively, which compares to net income
(loss) of $11,000 and $(105,000), respectively, for the three and nine months ended September 30, 1998.

         Average Balances, Income and Expenses, and Rates. The following table depicts, for the periods indicated, certain information related to Atlantic's average balance sheet and its average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages (dollars in thousands).



                                                              For the Nine Months Ended September 30,
                                                             1999                                   1998
                                              -----------------------------------      --------------------------------
                                                            Interest      Average                  Interest      Average
                                              Average         and          Yield/      Average       and         Yield/
                                              Balance       Dividends       Rate       Balance     Dividends      Rate
                                              -------       ---------       ----       -------     ---------      ----
Interest-earning assets:
     Loans                                    $31,208      $ 2,240         9.60%      $15,634      $ 1,210      10.35%
     Investment and mortgage-
         backed securities                      7,117          315         5.92%        4,674          227       6.49%
     Other interest-earning assets              2,170          107         6.59%        3,820          151       5.28%
                                            ---------    ---------                  ---------    ---------

         Total interest-earning assets         40,495        2,662         8.79%       24,128        1,588       8.80%
                                                           -------                                 -------

Noninterest-earning assets                      4,847                                   3,599
                                            ---------                               ---------

         Total assets                         $45,342                                 $27,727
                                              =======                                 =======

Interest-bearing liabilities:
     Demand, money market
         and NOW deposits                     $16,130          336         2.79%     $  8,309          164       2.64%
     Savings                                    1,087           18         2.21%          284            4       1.88%
     Certificates of deposit                   12,872          512         5.32%        9,338          414       5.93%
     Other                                         58            2         4.61%            -            -       0.00%
                                          -----------   ----------               ------------   ----------

         Total interest-bearing liabilities    30,147          868         3.85%       17,931          582       4.34%
                                                          --------                                 -------

Noninterest-bearing liabilities                10,126                                   4,636
Stockholders' equity                            5,069                                   5,158
                                             --------                               ---------

         Total liabilities and
              stockholders' equity            $45,342                                 $27,727
                                              =======                                 =======

Net interest income before provision
    for credit losses                                      $ 1,794                                 $ 1,006
                                                           =======                                 =======

Interest-rate spread                                                       4.94%                                 4.46%
                                                                           =====                                 =====

Net interest margin                                                        5.92%                                 5.57%
                                                                           =====                                 =====

Ratio of average interest-earning assets to
    average interest-bearing liabilities      134.33%                                 134.56%
                                              =======                                 =======


          Comparison of Three Months Ended September 30, 1999 and 1998

Interest Income and Expense

         Interest Income. Interest income was $972,000 and $643,000 for the three months ended September 30, 1999 and 1998, respectively. The increase in interest income of $329,000 in the third quarter of 1999 over the same period of 1998 is due to higher levels of earning assets and the change in mix of assets resulting from the growth in loans shown herein.

         Interest Expense. Interest expense was $320,000 and $241,000 for the three months ended September 30, 1999 and 1998, respectively. The increase in interest expense of $79,000 in the third quarter of 1999 over the same period of 1998 is due to the growth in deposits shown herein.

         Net interest Income. Net interest income before provision for credit losses was $652,000 and $402,000 for the three months ended September 30, 1999 and 1998, respectively. The average loan-to-deposit ratio for the three months ended September 30, 1999, increased to approximately 78% from 65% at December 31, 1998. The average net interest margin for the third quarter of 1999 was 5.86% as compared with the average net interest margin in 1998 of 5.31%, an increase of 55 basis points. Improvements in the loan-to-deposit ratio and the shift in the mix from lower yielding assets to higher yielding loans contributed to the higher net interest margin. Loans represented approximately 65% of interest-earning assets in 1998 as compared with 77% in 1999.

Provision and Allowance for Loan Losses

         Atlantic has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the credit loss allowance will not be required.

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

         At September 30, 1999, Atlantic had 3 loans totaling $32,000 classified as substandard and no loans classified as doubtful or loss. All of the substandard loans were performing and there were no impaired loans as of September 30, 1999.

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

         Activity in the allowance for credit losses follows (dollars in thousand):

                                                                                   For the Nine       For the Twelve
                                                                                   Months Ended        Months Ended
                                                                               September 30, 1999    December 31, 1998
                                                                               ------------------    ------------------

         Balance, beginning of period                                                   $ 520               $ 186
         Recoveries                                                                         2                   -
         Chargeoffs                                                                       (5)                   -
         Provision charged to expense                                                     189                 334
                                                                                      -------              ------

         Balance, end of period                                                         $ 706               $ 520
                                                                                        =====               =====

         At September 30, 1999, the allowance for credit losses amounted to $706,000, or 1.87% of outstanding loans. At December 31, 1998, the allowance for credit losses amounted to $520,000, or 2.00% of outstanding loans. Atlantic's provision for credit losses was $66,000 and $74,000 for the three months ended September 30, 1999 and 1998, respectively. During the third quarter of 1999, management added to the allowance for credit losses an amount equal to approximately 0.77% of average loans for the quarter.

Noninterest Income and Expense

         Noninterest Income. Total other income increased to $100,000 for the three months ended September 30, 1999, compared to $52,000 for the three months ended September 30, 1998. This favorable trend was primarily due to an increase in service fees on deposit accounts associated with the growth in the number of deposit accounts subject to service fees.

         Noninterest Expense. Total other expenses increased to $552,000 for the three months ended September 30, 1999, compared to $369,000 for the three months ended September 30, 1998, primarily due to the overall growth of Atlantic, including expenses of bank premises and fixed assets associated with the expansion of banking services into a new branch, which opened September 1, 1998. Also, the third quarter of 1999 includes expenses associated with the reorganization of Oceanside and the formation of the one-bank holding company, Atlantic, and the start-up of Oceanside Mortgage. These expenses, primarily licenses and legal fees, totaled $40,000.


           Comparison of Nine Months Ended September 30, 1999 and 1998

Interest Income and Expense

         Interest Income. Interest income was $2,662,000 and $1,588,000 for the nine months ended September 30, 1999 and 1998, respectively. The increase in interest income of $1,074,000 in the first nine months of 1999 over the same period of 1998 is due to higher levels of earning assets and the change in mix of assets resulting from the growth in loans shown herein.

         Interest Expense. Interest expense was $868,000 and $582,000 for the nine months ended September 30, 1999 and 1998, respectively. The increase in interest expense of $286,000 in the first nine months of 1999 over the same period of 1998 is due to the growth in deposits.

         Net Interest Income. Net interest income before provision for credit losses was $1,794,000 and $1,006,000 for the nine months ended September 30, 1999 and 1998, respectively. The average loan-to-deposit ratio for the nine months ended September 30, 1999, increased to approximately 77% from 65% at December 31, 1998. The average net interest margin for the first nine months of 1999 was 5.92% as compared with the average net interest margin in 1998 of 5.31%, an increase of 61 basis points. Improvements in the loan-to-deposit ratio and the shift in the mix from lower yielding assets to higher yielding loans contributed to the higher net interest margin. Loans represented approximately 65% of interest-earning assets in 1998 as compared with 77% in 1999.

         Allowance for Credit Losses. Atlantic's provision for credit losses was $189,000 and $249,000 for the nine months ended September 30, 1999 and 1998, respectively. During the first nine months of 1999, management added to the allowance for credit losses an amount equal to approximately 0.81% of average loans.

Noninterest Income and Expense

         Noninterest Income. Total other income increased to $268,000 for the nine months ended September 30, 1999, compared to $131,000 for the nine months ended September 30, 1998, due to an increase in service fees on deposit accounts associated with the increase in the number of deposit accounts subject to service fees.

         Noninterest Expense. Total other expenses increased to $1,552,000 for the nine months ended September 30, 1999, compared to $993,000 for the nine months ended September 30, 1998, primarily due to the overall growth of Atlantic, including expenses of bank premises and fixed assets associated with the expansion of banking services into a new branch, the reorganization of Oceanside and the formation of the one-bank holding company, Atlantic, and the start-up of Oceanside Mortgage, as previously discussed herein.


                               Financial Condition

         The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the nine months ended September 30, 1999):

                                                                             Nine Months Ended        Year Ended
                                                                                September 30,        December 31,
                                                                                   1999                  1998
                                                                            -------------------      ---------
         Return on average assets                                                  0.88%               (0.55)%
         Return on average equity                                                  7.86%               (3.27)%
         Interest-rate spread during the period                                    4.94%                 4.31%
         Net interest margin                                                       5.92%                 5.31%
         Allowance for credit losses to period end loans                           1.87%                 2.00%
         Net charge-offs to average loans                                          0.01%                   - %
         Nonperforming assets to period end loans and foreclosed property            - %                   - %
         Nonperforming assets to period end total assets                             - %                   - %


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

         Management expects to meet its liquidity needs with:

         o available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $4.9 million at September 30, 1999;

         o maturities of investment securities totaling $1.9 million in the 12 months following September 30, 1999;

         o        the repayment of loans;

         o        growth in deposits; and,

         o        if necessary, borrowing against approved lines of credit.

         Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $1.4 million at September 30, 1999, as compared to $5.1 million at December 31, 1998. These funds are a primary source of Atlantic's liquidity and are generally invested in an earning capacity on an overnight basis.

         Management regularly reviews the liquidity position of Atlantic and has implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

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

         Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for Atlantic's loan portfolio and other earning assets. Atlantic's core deposits were $40.6 million at September 30, 1999, and $35.7 million at December 31, 1998. Management anticipates that a stable base of deposits will be Atlantic's primary source of funding to meet both its short-term and long-term liquidity needs in the future. Since December 31, 1998, Atlantic has experienced a decline in NOW accounts of approximately $5.5 million. While some of the decline can be attributed to a shift in the deposit mix with noninterest-bearing and money market accounts increasing by $5.3 million and $5.0 million, respectively, management has observed a general decline in escrow accounts maintained by attorneys specializing in real estate matters. These escrow accounts are maintained as NOW accounts, and the outstanding balances are tied directly to the cyclical nature of the real estate market.

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

           Atlantic uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At September 30, 1999, Atlantic had commitments to originate loans totaling $8.95 million, and had issued, but unused, letters of credit of $502,000 for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following September 30, 1999, total $12.7 million. Management believes that Atlantic has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that Atlantic can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

         Capital. The bank regulatory agencies require financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain
(loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses subject to certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

         Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Oceanside exceeded its minimum regulatory capital ratios as of September 30, 1999, as reflected in the following table, which sets forth Oceanside's regulatory capital position (dollars in thousands):

                                                          Actual              Minimum(1)       Well-Capitalized(2)
                                                      Amount     %          Amount      %         Amount     %
                                                      ------     -          ------      -         ------     -

Total Capital (to Risk-Weighted Assets)              $ 5,933     15.31%    $ 3,099      8.00%    $ 3,874     10.00%
Tier I Capital (to Risk-Weighted Assets)             $ 5,446     14.06%    $ 1,550      4.00%    $ 2,324      6.00%
Tier I Capital (to Average Assets)                   $ 5,446     11.12%    $ 1,960      4.00%    $ 2,450      5.00%

         (1) The minimum required for adequately capitalized purposes.

         (2) To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES



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

                               During the nine months ended September 30, 1999, 600 shares of Atlantic common stock were purchased pursuant to the exercise of 600 warrants for an aggregate price of $6,000. This transaction was made in reliance on the exemption set forth in Section 4(2) of the Securities Act.

                               Proceeds from the sale of the above securities were used for general corporate purpose.

                  Item 3.      Defaults upon Senior Securities.
                               None.

                  Item 4.      Submission of Matters to a Vote of Security
                               Holders.
                               None.

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



                                                        Atlantic BancGroup, Inc.




Date:  November 5, 1999                               /s/ M. Michael Witherspoon
     ------------------------                         --------------------------
                                                      M. Michael Witherspoon
                                                      Chief Executive Officer



Date:  November 5, 1999                               /s/ David L. Young
     ------------------------                         ------------------
                                                      David L. Young
                                                      Senior Vice President and
                                                      Chief Financial Officer