Form 10KSB
period 1999-12-31
ATLANTIC BANCGROUP INC
filed 2000-03-23
CIK 1087790

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1999


                         Commission file number: 0-25505


                             ATLANTIC BANCGROUP,INC.
                        ------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              Florida                                  59-3543956
        --------------------                          -------------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
   Incorporation or Organization)


   710 North Third Street, Jacksonville Beach, Florida          32250
   ----------------------------------------------------       ---------
          (Address of Principal Executive Offices)            (Zip Code)


Securities registered under Section 12(b) of the Exchange Act: None
                                                               ----

Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, par value $.01 per share
              Warrants to Purchase Common Stock at $10.00 per share
                                (Title of Class)

                                 (904) 247-9494
                               ------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X]                No [_]


         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's  revenues for its most recent fiscal year were $4,066,000.

         The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer (469,365 shares) on March 1, 2000, was approximately $4.7 million based on the initial bid quoted price of $10.00 per share as quoted on the "Over the Counter Bulletin Board." For the purposes of this response, directors, executive officers, and holders of 5% or more of the issuer's common stock are considered the affiliates of the issuer at that date.

As of March 1, 2000, there were issued and outstanding 595,350 shares of the issuer's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000, filed as Exhibit 22.1 herein, are incorporated into Part III, Items 10 through 13 of this Annual Report on Form 10-KSB.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                           Page

PART I.......................................................................1

Item 1.       Description of Business........................................1
              General........................................................1
              Lending Activities.............................................2
              Deposit Activities.............................................3
              Investments....................................................4
              Correspondent Banking..........................................4
              Interest and Usury.............................................4
              Primary Service Area...........................................4
              Competition....................................................5
              Supervision and Regulation.....................................5
              Common Stock..................................................10
              Warrants......................................................10
              Preferred Stock...............................................11
              Indemnification of Directors and Officers.....................11
              Employees.....................................................12
              Statistical Profile and Other Financial Data..................12

Item 2.       Description of Properties.....................................13

Item 3.       Legal Proceedings.............................................13

Item 4.       Submission of Matters to a Vote of Security Holders...........13

PART II.....................................................................14

Item 5.       Market Price for the Registrant's Common Equity and

                  Related Stockholder Matters...............................14
              Dividends.....................................................14

Item 6.       Management's Discussion and Analysis of Financial

                  Condition and Results of Operations.......................15
              Selected Financial Data.......................................15
              General.......................................................16
              Forward-Looking Statements....................................16
              Results of Operations.........................................17
              Net Income (Loss).............................................17
              Comparison of Years Ended December 31, 1999 and 1998..........19
              Net Interest Income...........................................19
              Provision for Credit Losses...................................19

                                                                           Page

              Other Income..................................................19
              Other Expenses................................................19
              Loans Receivable..............................................20
              Classification of Assets......................................21
              Allowance for Credit Losses...................................22
              Securities....................................................23

              Deposits......................................................24
              Capital Requirements/Ratios...................................27
              Interest Rate Sensitivity.....................................29
              Liquidity.....................................................30
              Other Borrowings..............................................31
              Contingencies and Uncertainties - Year 2000 Compliance
              Matters.......................................................31
              Future Accounting Requirements................................32
              Impact of Inflation...........................................32

Item 7.       Financial Statements..........................................33

Item 8.       Changes in and Disagreements with Accountants

                      on Accounting and Financial Disclosure................52

PART III      ..............................................................52

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act.....52

Item 10.      Executive Compensation........................................52

Item 11.      Security Ownership of Certain Beneficial Owners and
              Management....................................................52

Item 12.      Certain Relationships and Related Transactions................52

Item 13.      Exhibits, Financial Statement Schedules, and Reports of
              Form 8-K......................................................53

SIGNATURES..................................................................54

EXHIBIT INDEX...............................................................55

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

Bank Holding Company Reorganization. On April 3, 1999, the shareholders of Oceanside Bank ("Oceanside") approved the Agreement and Plan of Reorganization ("Reorganization") whereby Oceanside became a wholly-owned subsidiary of
Atlantic BancGroup, Inc. ("Atlantic"). The Reorganization was completed on May 5, 1999, and was reported under the pooling-of-interests method of accounting.

Atlantic conducts holding company operations from facilities it owns. These facilities are located at 710 North Third Street, Jacksonville Beach, Florida. See "Description of Properties." Atlantic and its wholly-owned subsidiaries are referred to hereinafter as Atlantic.

Oceanside Mortgage. On July 20, 1999, Oceanside Mortgage Group, Inc. ("Oceanside Mortgage") was incorporated as a wholly-owned subsidiary of Atlantic for the purpose of conducting mortgage banking operations. Oceanside Mortgage conducts its operations from facilities leased from Atlantic at 710 North Third Street, Jacksonville Beach, Florida. See "Description of Properties."

Oceanside Bank. Oceanside Bank, a Florida state bank, was formed in March, 1997, and operates as a community bank in its primary service area ("PSA"), providing general commercial banking services to businesses and individuals in the community it serves. The principal business of Oceanside is to receive demand and time deposits from the public and to make loans and other investments. Oceanside operates from a main office located at 1315 South Third Street, Jacksonville Beach, Florida, and a branch office located at 560 Atlantic Boulevard, Neptune Beach, Florida. See "Description of Properties." Oceanside draws most of its customer deposits and conducts a significant portion of its lending transactions from and within its PSA in the "beaches area" of Jacksonville, Florida. See "Description of Business/Primary Service Area."

Oceanside operates as a locally-owned and operated institution that emphasizes providing prompt, efficient, and personalized service to individuals, small and medium-sized businesses, professionals and other local organizations. Generally, customers have one account officer to serve all of their banking needs and have ready access to senior management when necessary. In addition, a committee of the board of directors is responsible for maintaining a visible profile for Oceanside in the local community. Because the officers and directors have established reputations in the local community, they believe they are able to actively promote Oceanside within the PSA.

Oceanside's principal strategy is to:

o        Expand its commercial and small business customer base within the PSA;

o To make real estate mortgage loans within the PSA, as well as throughout Duval County; and

o        Expand its consumer loan base within the PSA.

Oceanside believes that the most profitable deposit relationships are characterized by high deposit balances, low frequency of transactions and low distribution requirements. Oceanside believes that a community bank with local management is well-positioned to establish these relationships with smaller commercial customers and households. Oceanside aggressively markets its high quality and innovative services to the customer.

The principal sources of funds for Oceanside's loans and other investments are demand, time, savings, and other deposits, amortization and prepayment of loans, sales to other lenders or institutions of loans or participations in loans, fees received from other lenders or institutions for servicing loans sold to such lenders or institutions and borrowings. The principal sources of income for Oceanside are interest and fees collected on loans, including fees received for servicing loans sold to other lenders or institutions, and to a lesser extent, interest and dividends collected on other investments. The principal expenses of Oceanside are interest paid on savings and other deposits, interest paid on other borrowings of Oceanside, employee compensation, office expenses, and other overhead and operational expenses. Oceanside offers several deposit accounts, including demand deposit accounts, negotiable order of withdrawal accounts ("NOW" and "Super-NOW" accounts), money market accounts, certificates of deposit, and various retirement accounts. In addition, Oceanside has joined an electronic banking network so that its customers may use the automated teller machines (the "ATMs") of other financial institutions and operates a drive-in teller service and 24-hour depository.

Management of Oceanside focuses its efforts on filling the void created by the increasing number of locally-owned community banks that have been acquired by large regional holding companies, negatively impacting the personal nature of the delivery, quality, and availability of banking services available in the PSA and surrounding areas.

Lending Activities

Atlantic offers a wide range of loans to individuals and small businesses and other organizations that are located in, or conduct a substantial portion of their business in, Atlantic's market area. Atlantic's consolidated total loans at December 31, 1999 were $41.0 million, or 75.8% of total Atlantic consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity,  and  amount of the  loan,  and are  further  subject  to  competitive pressures, money market rates, availability of funds, and government regulations. Atlantic has no foreign loans or loans for highly leveraged transactions.

Atlantic's loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of Atlantic's loans are made on a secured basis. As of December 31, 1999, approximately 56.7% of Atlantic's consolidated loan portfolio consisted of loans secured by mortgages on real estate, of which approximately 33.2% of the total loan portfolio is secured by commercial real estate properties.

Atlantic's real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase, improvement of, refinance of, or investment in real estate and for the construction of single-family residential units or the development of single-family residential building lots. These real estate loans may be made at fixed or variable interest rates. Atlantic generally does not make fixed-rate commercial real estate loans for terms exceeding three years. Loans in excess of three years are generally adjustable rate loans. Atlantic's residential real estate loans generally are repayable in monthly installments, based on up to a 30-year amortization schedule, with variable interest rates.

Atlantic's commercial loan portfolio includes loans to individuals and small-to-medium-sized businesses located primarily in Duval and St. Johns counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment, or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants. Other commercial loans with terms or amortization schedules of longer than one year will normally be made at interest rates which vary with the prime lending rate and will become payable in full in three to five years. Commercial loans not secured by real estate amounted to approximately 30.5% of Atlantic's total loan portfolio as of December 31, 1999.

Atlantic's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers; however, consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on up to a five-year amortization schedule.

For  additional   information   regarding   Atlantic's   loan   portfolio,   see
"Management's Discussion and Analysis of Financial Condition and Results of Operations."

Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by Atlantic's loan officers, existing customers and borrowers, advertising, walk-in customers and, in some instances, referrals from brokers.

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. Atlantic attempts to minimize credit losses through various means. In particular, on larger loans, Atlantic generally relies on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, Atlantic attempts to utilize shorter loan terms in order to reduce the risk of a decline in the value of such collateral.

Deposit Activities

Deposits are the major source of Atlantic's funds for loans and other investment activities. Atlantic considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 68.7% of Atlantic's consolidated total deposits at December 31, 1999. Approximately 31.3% of Atlantic's consolidated deposits at December 31, 1999, were certificates of deposit. Generally, Atlantic attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 10.3% of Atlantic's consolidated total deposits at December 31, 1999. For additional information regarding Atlantic's deposit accounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Investments

Atlantic invests a portion of its assets in U.S. Government agency obligations, certificates of deposit, collateralized mortgage obligations ("CMO's"), and federal funds sold. Atlantic's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

Atlantic's total investment portfolio may be invested in U.S. Treasury and general obligations of its agencies because such securities generally represent a minimal investment risk. Occasionally, Atlantic purchases certificates of deposits of national and state banks. These investments may exceed $100,000 in any one institution (the limit of FDIC insurance for deposit accounts). CMO's are secured with Federal National Mortgage Association ("FNMA") and General National Mortgage Association ("GNMA") mortgage-backed securities and generally have a shorter life than the stated maturity. Federal funds sold is the excess cash Atlantic has available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

Atlantic   monitors  changes  in  financial   markets  affecting  its  portfolio
investments. Atlantic also monitors its daily cash position to ensure that all available funds earn interest at the earliest possible date.

Correspondent Banking

Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. Atlantic is required to purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participation with correspondent banks. Atlantic sells loan participations to correspondent banks with respect to loans which exceed Atlantic's lending limit.

Interest and Usury

Atlantic is subject to state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter Atlantic from continuing the process of originating loans.

Primary Service Area

Atlantic's PSA, which encompasses the easternmost portion of Duval County, Florida, and the northeasternmost portion of St. Johns County, Florida, is bounded by the St. Johns River to the north, State Road 210 in St. Johns County to the south, the Atlantic Ocean to the east, and the Intracoastal Waterway in Duval County and the Duval/St. Johns County line in St. Johns County to the west. The PSA includes the communities and municipalities of Ponte Vedra Beach, Jacksonville Beach, Atlantic Beach, Neptune Beach, Florida, and that portion of the City of Jacksonville known as Mayport (the home of the Mayport U.S. Naval Air Station). Duval and St. Johns Counties enjoy an abundant and educated work force, attractive business costs, and a good relationship between the private and public sectors.

In general, commercial real estate in the PSA consists of small shopping centers and office buildings. The type of residential real estate within the PSA varies, with a number of condominiums and townhouses located along the beaches, a greater concentration of apartments in the Mayport area and single-family housing dispersed throughout the PSA. New residential growth in the PSA consists primarily of working professionals with families. Over half of the population of the PSA is between the ages of 15 and 44.

Atlantic caters to a base of local stockholders and customers. Because it is a local organization, all policies and procedures are tailored to the local market instead of to statewide or regional markets. This is not the case for the majority of the financial institutions currently operating in the PSA.

Atlantic believes that the PSA is a desirable market in which to operate an independent, locally-owned bank. Atlantic's broad base of shareholders and customers from the beaches area of Jacksonville, and the favorable economic environment of the PSA, should provide Atlantic the opportunity to gain market share.

Competition

The business of banking is highly competitive. Atlantic competes with other banks and credit unions in the PSA and with banks, savings and loan associations and credit unions elsewhere in the Jacksonville market. As of December 31, 1999, management believed there to be nine banks operating in the PSA, comprising a total of 14 banking offices, and two credit unions.

Atlantic's competitive strategy with respect to the financial institutions described above consists of:

     o   reviewing loan requests quickly with a locally-based loan committee;

     o   maintaining flexible but prudent lending policies;

     o personalizing service by establishing long-term banking relationships with its customers; and

     o maintaining a strong ratio of employees to customers to enhance the level of service.

Supervision and Regulation

Both Atlantic and Oceanside are subject to comprehensive regulation, examination, and supervision by the Federal Reserve, the Florida Department of Banking and Finance (the "Department") and the Federal Deposit Insurance Corporation ("FDIC") and are subject to other laws and regulations applicable to banks and bank holding companies. Such regulations include limitations on loans to a single borrower and to Oceanside's directors, officers, and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; disclosure of the costs and terms of such credit; and restrictions as to permissible investments. Both are examined periodically by the Federal Reserve, or the Department and the FDIC, each of whom will submit periodic reports regarding its financial condition and other matters. These agencies have a broad range of powers to enforce regulations under their respective jurisdictions, and to take discretionary actions determined to be for the protection of the safety and soundness of Atlantic and Oceanside, including the institution of cease and desist orders and the removal of directors and officers.

Bank Holding Company Regulation. Atlantic is a bank holding company, registered with the Federal Reserve under the BHC Act. As such, Atlantic is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) taking any action that causes a bank to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company.

The  BHC Act  generally  prohibits  a bank  holding  company  from  engaging  in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and certain insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

Gramm-Leach-Bliley Act. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which reforms and modernizes certain areas of financial services regulation. The law permits the creation of new financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The new law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies.

The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution's privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of "broker," and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of CRA activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the CRA ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better CRA ratings when they commence the new activity.

Most of the provisions of the law take effect on March 11, 2000, with other provisions being phased in over a one to two year period thereafter. It is anticipated that the effects of the law, while providing additional flexibility to bank holding companies and banks, may result in additional affiliation of different financial services providers, as well as increased competition, resulting in lower prices, more convenience, and greater financial products and services available to consumers.

FDIC Regulations. Oceanside's deposit accounts are insured by the Bank Insurance Fund ("BIF") of the FDIC up to a maximum of $100,000 per insured depositor. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports, and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to a merger or consolidation or the establishment or relocation of an office facility. This supervision and regulation is intended primarily for protection of depositors and not stockholders.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") imposed major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with:

o        the  default  of  a  commonly   controlled   FDIC  insured   depository
         institution; or

o any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

Also important in terms of its effect on banks has been the deregulation of interest rates paid by banks on deposits and the types of deposit accounts that may be offered by banks. Most regulatory limits on permissible deposit interest rates and minimum deposit amounts expired several years ago. The effect of the deregulation of deposit interest rates generally has been to increase the costs of funds to banks and to make their costs of funds more sensitive to fluctuations in money market rates. A result of the pressure on bank's interest margins due to deregulation has been a trend toward expansion of services offered by banks and an increase in the emphasis placed on fee or noninterest income.

Banks are subject to the provisions of the Community Reinvestment Act of 1977 (the "CRA"). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to:

o        obtain deposit insurance coverage for a newly chartered institution,

o        establish a new branch office that will accept deposits,

o        relocate an office, or

o merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act. Amount other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet minimum requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly capitalized," and "critically undercapitalized." A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure, and critically undercapitalized if it fails to meet any critical capital level set forth in regulations. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) if the depository institution would thereafter be undercapitalized. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

FDICIA provides authority for special assessments against insured deposits and for the development of a general risk-based insurance assessment system. The risk-based insurance assessment system would be used to calculate a depository institution's semi-annual deposit insurance assessment based on the probability (as defined in the statute) that the BIF will incur a loss with respect to the institution. In accordance with FDICIA, the FDIC implemented a transitional risk-based insurance premium system. Since implementation, average assessments have fallen to the point where most banks, including Oceanside, paid no assessments in 1998 or 1999.

FDICIA also contains various provisions related to an institution's interest rate risk. Under certain circumstances, an institution may be required to provide additional capital or maintain higher capital levels to address interest rate risks.

In addition, the FDIC has adopted a minimum leverage ratio of 3%. The minimum leverage ratio is the ratio of common equity, retained earnings, and certain amounts of perpetual preferred stock (after subtracting goodwill and after making certain other adjustments) to the total assets of the institution. Generally, banking organizations are expected to operate well above the minimum required capital level of 3%, unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 3% plus an additional cushion of 1% to 2%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets.

Dividend Restrictions. In addition to dividend restrictions placed on Oceanside by the FDIC based on Oceanside's minimum capital requirements, the Florida Financial Institutions Code prohibits the declaration of dividends in certain circumstances. Section 658.37, Florida Statutes, prohibits the declaration of any dividend until a bank has charged off bad debts, depreciation and other worthless assets, and has made provision for reasonably-anticipated future losses on loans and other assets. Such dividend is limited to the aggregate of the net profits of the dividend period combined with a bank's retained net profits of the preceding two years. A bank may declare a dividend from retained net profits accruing prior to the preceding two years with the approval of the Department. However, a bank will be required, prior to the declaration of a dividend on its common stock, to carry 20% of its net profits for such preceding period as is covered by the dividend to its surplus fund, until the surplus fund equals at least the amount of the bank's common and preferred stock then issued and outstanding. In no event may a bank declare a dividend at any time in which its net income from the current year, combined with the retained net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Department or the FDIC.

Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of Atlantic may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company and the FDIC before acquiring control of any state bank (such as Oceanside). Upon receipt of such notice, the FDIC may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company's or state bank's voting stock, or if one or more other control factors set forth in the Act are present.

Riegle-Neal Interstate Banking and Branching Efficiency Act. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") provides that as of June 1, 1997, adequately capitalized and managed banks will be able to engage in interstate branching by merging banks in different states, including Florida.

Effect of Governmental Policies. The earnings and businesses of Atlantic and Oceanside are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets.

The foregoing is necessarily a general description of certain provisions of federal and state law and does not purport to be complete. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures, and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on Atlantic or Oceanside cannot be determined at this time.

Common Stock

Atlantic has 10,000,000 shares of its $0.01 par value common stock authorized. As of March 1, 2000, 595,350 shares were outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Upon liquidation, dissolution, or winding-up of Atlantic, the holders of common stock are entitled to receive pro rata all assets remaining legally available for distribution to shareholders. The holders of common stock have no right to cumulate their votes in the election of directors. The common stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All the outstanding shares of common stock are fully paid and non-assessable.

The holders of common stock are entitled to receive such dividends, if any, as may be declared from time to time by the board of directors in its discretion from funds legally available therefor. Significant restrictions apply to Oceanside's ability to pay dividends to Atlantic and, thereby, limit Atlantic's ability to pay dividends to its shareholders under applicable banking laws and regulations. See "Supervision and Regulation, Dividend Restrictions." Atlantic and Oceanside have not declared or paid any dividends on the common stock to date and do not anticipate paying any cash dividends on its common stock in the foreseeable future. Atlantic anticipates that the earnings of Atlantic will be retained by Atlantic during the foreseeable future and held for purposes of enhancing Atlantic's capital.

Warrants

Each subscriber to the initial offering of Atlantic's common stock received warrants to purchase common stock ("warrants") equal to the number of shares of common stock purchased. Each warrant gives the holder the right to purchase one share of common stock at $10.00 per share at any time during the five (5) year period beginning on the date of the opening of Atlantic; provided, however, that at any time after one year following the date Atlantic commences business, the board of directors of Atlantic, by written notice to each warrant holder may shorten the period during which the warrant may be exercised to a period ending no sooner than 30 days after such notice is mailed. The warrants may be exercised by delivery to Atlantic of a check for the purchase price of the number of shares of common stock being purchased or by authorizing Atlantic to retain whole shares of common stock which would otherwise by issuable upon exercise of the warrant having a fair market value equal to the exercise price. The warrants are separately transferable. Holders of the warrants do not have any of the rights or privileges of shareholders of Atlantic (except to the extent they otherwise own common stock) prior to the exercise of the warrants. The warrants are entitled to the benefit of adjustments in the exercise price and in the number of shares of common stock deliverable upon the exercise thereof upon the occurrence of certain events, including stock dividends, stock splits, reclassification, reorganizations, consolidations, and mergers. The foregoing is a summary of the principal terms of the warrants and does not purport to be complete.

Preferred Stock

In addition to the 10,000,000 shares of authorized common stock, Atlantic's articles of incorporation authorize up to 2,000,000 shares of preferred stock. The board of directors are further authorized to establish designations, powers, preferences, rights, and other terms for preferred stock by resolution. No shares of preferred stock have been issued.

Indemnification of Directors and Officers

Atlantic's Bylaws afford indemnification rights to its officers and directors to the fullest extent permitted or required by the Florida Business Corporation Act.

Under Section 607.0850 of the Florida Business Corporation Act, officers and directors of a Florida corporation may be entitled to indemnification by the corporation against liability incurred in connection with any threatened, pending, or completed action, suit, or other type of proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal; provided, however, that such officer or director acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. Such indemnification includes obligations to pay a judgment, settlement, penalty, fine, and expenses actually and reasonably incurred with respect to a proceeding. In addition, Florida law provides that officers and directors shall be indemnified by a Florida corporation against expenses actually and reasonably incurred by such officer or director, to the extent that such officer or director has been successful on the merits or otherwise in defense of any proceeding (as defined in Section 607.0850) or in defense of any claim, issue, or matter therein.

In addition, Section 607.0831 of the Florida Business Corporation Act provides that a director is not personally liable for monetary damages to a corporation or any other person for any statement, vote, decision, or failure to act, regarding corporate management or policy, by a director, unless such director breached or failed to perform his duties as a director and such breach or failure to perform constitutes:

o a violation of the criminal law, unless the director had reasonable cause to believe his conduct was lawful or had no reasonable cause to believe his conduct was unlawful;

o a transaction from which the director derived an improper personal benefit, either directly or indirectly;

o        a   circumstance   involving  a  director's   liability   for  unlawful
         distributions  under  the  Florida  Business   Corporation  Act;

o in proceedings by or in the right of the corporation to procure a judgment or by or in the right of a shareholder, conscious disregard for the best interest of the corporation, or willful misconduct; or

o in a proceeding by or in the right of someone other than the corporation or a shareholder, recklessness or an act or omission which was committed in bad faith or with malicious purpose or in a manner exhibiting wanton and willful disregard of human rights, safety, or property.

Employees

Atlantic and its wholly-owned subsidiaries have approximately 27 full-time employees and 3 part-time employees. No significant changes in the number of its full-time employees are currently anticipated. Because Atlantic believes that a primary deficiency of large regional banks is the constant turnover of personnel and therefore a lack of continuing personal relationships with local customers, Atlantic's goal is to maintain a competently trained staff of local bankers who have settled in the community on a permanent basis. Atlantic allocates funding for continuing on-the-job and educational training, and personnel are encouraged to enroll in various banking courses and other seminars to improve their overall knowledge of the banking business.

Statistical Profile and Other Financial Data

Reference is hereby made to the statistical and financial data contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," for statistical and financial data providing a review of Atlantic's business activities.

ITEM 2.  DESCRIPTION OF PROPERTIES.

On October 29, 1996, Oceanside purchased from an unaffiliated entity the two-story, 3,100 square-foot building at 1315 South Third Street, Jacksonville Beach, Florida, as its main office ("Main Office"). The Main Office includes three inside teller stations, four drive-up teller windows, an automated teller machine, and on-site parking. The Main Office is the former home of a Barnett Bank branch office. Oceanside purchased the facility for $850,000 and used a portion of the proceeds of the initial offering of Atlantic's common stock to add 2,200 square feet to the Facility. Oceanside acquired the Main Office with funds drawn on a line of credit with Columbus Bank and Trust Company, which was repaid out of the proceeds of the offering.

On June 3, 1998, Oceanside purchased from SouthTrust Bank, N.A., a 1,968 square foot building located at 560 Atlantic Boulevard, Neptune Beach, Florida. This facility was formerly a branch office of SouthTrust Bank, N.A. Oceanside purchased this building for $426,650 and spent $49,963 on renovations and upgrades. This facility includes two offices, three inside teller windows, general lobby space, three drive-up teller windows, an ATM, and on-site parking. The current capital structure of Oceanside supported this purchase.

On August 13, 1999, Atlantic purchased from an unaffiliated individual, a 4,960 square foot office building located at 710 Third Street North, Jacksonville Beach, Florida. The building serves as the location for Oceanside's operations center, Oceanside Mortgage, and holding company offices. Atlantic purchased this building for $540,000 and spent $50,576 on renovations and upgrades. This facility includes twelve offices and on-site parking. Atlantic acquired this facility with funds drawn on an existing line of credit with Columbus Bank and Trust Company.

The Main Office and branch facility are centrally located within the PSA and are within convenient travel distance to the concentration of the residential population and to areas of major commercial activity within the PSA. Using the existing road system within the PSA, residents and daytime inhabitants in and near the PSA are able to access both locations by means of two major north/south roads and four east/west roads. Third Street/A1A, on which Oceanside's Main Office is located, stretches north from St. Johns County to Mayport, and is the main north-south thoroughfare in the PSA. In addition, Beach Boulevard, Atlantic Boulevard, and J. Turner Butler Boulevard provide convenient travel to the facilities for residents and businesses located west of the PSA, including downtown Jacksonville.

ITEM 3.  LEGAL PROCEEDINGS.

There are no material proceedings to which Atlantic or its subsidiaries is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of Atlantic security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5 . MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Prior to October 28, 1999, the shares of Atlantic common stock were not actively traded, and such trading activity, as it occurred, took place in privately negotiated transactions. On October 28, 1999, Atlantic's common stock was approved for trading on the "Over-the-Counter Bulletin Board," with the stock price quoted on the "electronic pink sheets." The initial bid quote was $10.00 per share.

On March 1, 2000, the first trading activity for Atlantic's common stock was reported as follows

           Open          High         Low        Close     Volume
           ----          ----         ---        -----     ------

           $11.50     $11.9844      411.50     $11.9844     4,000

Atlantic has engaged a transfer agent to maintain the record keeping for its common stock and Atlantic is not aware of the high and low trading prices of its common stock during 1998 and 1999. As of March 1, 2000, there were 595,350 shares of common stock and 593,510 warrants outstanding and approximately 800 holders of record of common stock.

Dividends

Atlantic anticipates that for the foreseeable future, earnings will be retained for the development of its business. Accordingly, Atlantic does not anticipate paying dividends on the common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of Atlantic's board of directors and will depend on, among other things, future earnings, capital requirements, the general financial condition of Atlantic, and general business conditions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of Atlantic at, and results of operations for Atlantic for, the periods ended, December 31, 1999 and 1998. This discussion should be read in conjunction with the financial statements and related footnotes of Atlantic presented elsewhere herein.

Selected Financial Data (dollars and shares in thousands)

                                                                              At or for the
                                                                         Period Ended December 31,
                                                                  ---------------------------------------
                                                                    1999             1998           1997
                                                                    ----             ----           ----
Statement of Operations Data:
     Total interest income                                       $  3,704        $  2,287        $    346
     Total interest expense                                         1,210             867              85
     Net interest income before provision for credit losses         2,494           1,420             261
     Provision for credit losses                                      221             334             186
     Net interest income after provision for credit losses          2,273           1,086              75
     Noninterest income                                               362             196              33
     Noninterest expense                                            2,167           1,450             501
     Cumulative effect of a change in accounting principle            (59)             --              --
     Income tax benefit                                               (90)             --              --
     Net income (loss)                                                499            (168)           (393)

Balance Sheet Data:

     Total assets                                                $ 54,161        $ 45,571        $ 18,314
     Earning assets                                                47,144          38,977          14,688
     Investment securities                                          6,109           7,858           2,072
     Loans                                                         40,935          25,998           9,269
     Allowance for credit losses                                      738             520             186
     Deposit accounts                                              43,889          40,374          13,020
     Stockholders' equity                                           5,404           5,050           5,265

Share Data:

     Basic earnings per share                                    $   0.84        $  (0.28)       $  (0.70)
     Book value per share (period end)                           $   9.08        $   8.49            8.85
     Common shares outstanding (period end)                           595             595             595
     Weighted average shares outstanding                              595             595             560

Performance Ratios:

     Return on average assets                                        1.06%          -0.55%          -7.38%
     Return on average equity                                        9.83%          -3.27%         -17.20%
     Interest-rate spread during the period                          5.03%           4.31%           4.46%
     Net interest margin                                             5.96%           5.31%           6.20%
     Noninterest expenses to average assets                          4.59%           4.71%           9.41%

Asset Quality Ratios:
     Allowance for credit losses to period end loans                 1.80%           2.00%           2.01%
     Net charge-offs to average loans                                0.01%             --              --
     Nonperforming assets to period end loans                          --              --              --
     Nonperforming assets to period end total assets                   --              --              --

Capital and Liquidity Ratios (Oceanside):

     Average equity to average assets (Consolidated)                10.75%          16.69%          42.92%
     Leverage (4.00% required minimum)                              11.09%          12.92%          35.00%
     Risk-based capital:
         Tier 1                                                     12.54%          17.42%          53.27%
         Total                                                      13.79%          18.68%          54.53%
     Average loans to average deposits                              80.92%          69.30%          66.14%

General

At December 31, 1999, Atlantic had grown to approximately $54.2 million in total assets, $40.9 million in total loans, $43.9 million in deposits, and $5.4 million in stockholders' equity. The following discussion should be read in conjunction with the preceding "Selected Financial Data" and Atlantic's financial statements on pages 33 - 51 herein, and the other financial data included elsewhere.

Atlantic's principal asset is its ownership of Oceanside. Accordingly, Atlantic's results of operations are primarily dependent upon the results of operations of Oceanside. Oceanside conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). Profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Oceanside's interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, Oceanside's profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

Forward-looking Statements

When used in this Form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in Atlantic's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Atlantic's market area and competition, that could cause actual results to differ materially from those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as to the date made. Readers are advised that the factors listed above could affect Atlantic's financial performance and could cause Atlantic's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Atlantic does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                              Results of Operations

Net Income (Loss)

Atlantic recorded net losses of $393,000 (a negative $0.70 per share) from inception (July 21, 1997) to December 31, 1997, and $168,000 (a negative $0.28 per share) in 1998. The return on average assets in 1999 was 1.06% versus a negative 7.38% for 1997, and a negative 0.55% for 1998. Amortization of organizational costs, the provision for credit losses, and other overhead and start-up costs associated with a de novo bank operation in its first two years contributed to the losses recognized in 1997 and 1998. In 1999, Atlantic's earnings were $499,000 (or $0.84 per share), which bring the total earnings since inception to within $62,000 of break-even.

Table 1.1 - Rate/Volume Analysis (in thousands):

                                                                   Years Ended December 31,
                                                          ---------------------------------------
                                                          1999                                  1998
                                            ---------------------------------      --------------------------------
                                                          Interest   Average                    Interest   Average
                                             Average           and    Yield/      Average            and    Yield/
                                             Balance     Dividends      Rate      Balance      Dividends      Rate
                                             -------     ---------      ----      -------      ---------      ----
Earning assets:
     Loans                                   $33,236      $ 3,207      9.65%      $17,688       $ 1,792     10.13%
     Investment securities                     6,903          374      5.42%        5,325           293      5.50%
     Other interest-earning assets (1)         1,720          123      7.15%        3,738           202      5.40%
                                           ---------     --------               ---------      --------

         Total interest-earning assets        41,859        3,704      8.85%       26,751         2,287      8.55%
                                                          -------                               -------

Noninterest-earning assets                     5,344                                4,019
                                           ---------                            ---------

         Total assets                        $47,203                              $30,770
                                             =======                              =======

Interest-bearing liabilities:
     Demand deposits                         $16,618          441      2.65%     $  9,643           247      2.56%
     Savings                                   1,160           27      2.33%          363             7      1.93%
     Certificates of deposit                  13,074          690      5.28%       10,419           613      5.88%
     Other borrowings                            855           52      6.08%            -             -      0.00%
                                          ----------    ---------               ----------   -----------

         Total interest-bearing liabilities   31,707        1,210      3.82%       20,425           867      4.24%
                                                         --------                              --------

Noninterest-bearing liabilities               10,421                                5,211
Stockholders' equity                           5,075                                5,134
                                           ---------                            ---------

         Total liabilities and

           stockholders' equity              $47,203                              $30,770
                                             =======                              =======

Net interest income                                       $ 2,494                               $ 1,420
                                                          =======                               =======

Interest-rate spread (2)                                               5.03%                                 4.31%
                                                                       =====                                 =====

Net interest margin (3)                                                5.96%                                 5.31%
                                                                       =====                                 =====

Ratio of average interest-earning assets
  to average interest-bearing liabilities    132.02%                              130.97%
                                             =======                              =======



(1) Includes interest-bearing deposits due from other banks and federal funds sold.

(2)      Interest-rate  spread  represents  the  difference  between the average
         yield   on   interest-earning   assets   and   the   average   cost  of
         interest-bearing liabilities.

(3)      Net  interest   margin  is  net  interest  income  divided  by  average
         interest-earning assets.


Table 1.2 - Rate/Volume Analysis (in thousands):

                                                               Year Ended December 31,
                                                                   1999 vs. 1998
                                                              Increase (Decrease) Due to
                                                           -------------------------------
                                                    Rate        Volume          Volume       Total
                                                    ----        ------         ------       -----
Interest-earning assets:
    Loans                                        $   (85)       $ 1,575        $   (75)       $ 1,415
    Investment securities                             (4)            86             (1)            81
    Other interest-earning assets                     65           (109)           (35)           (79)
                                                 -------        -------        -------        -------

        Total interest-earning assets                (24)         1,552           (111)         1,417
                                                 -------        -------        -------        -------

Interest-bearing liabilities:
    Demand deposits                                    9            179              6            194
    Savings                                            1             16              3             20
    Certificates of deposit                          (63)           156            (16)            77
    Other borrowings                                  --             --             52             52
                                                 -------        -------        -------        -------

        Total interest-bearing liabilities           (53)           351             45            343
                                                 -------        -------        -------        -------

Net interest income                              $    29        $ 1,201        $  (156)       $ 1,074
                                                 =======        =======        =======        =======

Table 2 - Weighted Average Yield or Rate:

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                      1999             1998
                                                      ----             ----
Interest-earning assets:
        Loans                                        9.65%           10.13%
        Investment securities                        5.42%            5.50%
        Other interest-earning assets                7.15%            5.40%
        All interest-earning assets                  8.85%            8.55%

Interest-bearing liabilities:
        NOW deposits                                 0.92%            0.92%
        Money market deposits                        3.96%            3.96%
        Savings                                      2.33%            1.93%
        Certificates of deposit                      5.28%            5.88%
        Other borrowings                             6.08%            0.00%
        All interest-bearing liabilities             3.82%            4.24%
Interest-rate spread                                 5.03%            4.31%

Comparison of Years Ended December 31, 1999 and 1998

Net Interest Income

Net interest income is Atlantic's primary source of operating income. Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other funding sources. The factors that influence net interest income include changes in interest rates and changes in the volume and mix of assets and liability balances.

Net interest income was $2,494,000 and $1,420,000 for 1999 and 1998, respectively, an increase of 75.6% from 1998 to 1999, which in part was due to the increase in average earning assets of 56.5%. The average balances, interest income and expense, and the average rates earned and paid for assets and liabilities are found in Tables 1 and 2 on the preceding pages.

During 1999 and 1998, the average yield on earning assets was 8.85% and 8.55%, respectively, while the average cost of funds was 3.82% in 1999 and 4.24% in 1998. Atlantic's net interest margin rose from 5.31% in 1998 to 5.96% in 1999, reflecting the favorable trends in interest rates earned versus rates paid. For 1999, the average loan-to-interest-earning deposit ratio rose 107.7% versus 86.6% in 1998, which improved earnings as the mix of interest-earning assets shifted towards the higher yielding loans. At December 31, 1999, the loan-to-interest-earning deposit ratio was 124.8%.

The favorable shifts in the mix of earning assets as well as the growth in loans more than offset the decline in average yields on loans from 10.13% in 1998 to 9.65% in 1999.

Provision for Credit Losses

The provision for credit losses declined from $334,000 in 1998 to $221,000 in 1999, which reflects management's assessment of the needed level of the allowance for credit losses as the loan growth begins to slow from the growth experienced in 1997 and 1998.

Other Income

Other income increased in 1999 to $362,000 from $196,000 for 1998. This increase reflects the growth in the number of deposit accounts. Income from service charges on customer accounts accounted for approximately 78% and 68% of total other income for the years ended 1999 and 1998, respectively.

Other Expenses

Other expenses totaled $2,167,000 for 1999 and $1,450,000 for 1998, or 4.59% and 4.71% of average assets for respective year ends. Salaries and employee benefits accounted for approximately 47% of total other expenses for 1999 as opposed to 49% for 1998. Increases in other expenses reflect the opening of a new branch on September 1, 1998, and total asset growth during 1999. The increase in other expenses of 49.4% from 1998 to 1999 was less than the increases in total interest income and other income of 62.0% and 84.7%, respectively, for the same periods.

Loans Receivable

Average loans receivable, before the allowance for credit losses were $33,236,000 for the year ended 1999 as compared to $17,688,000 for 1998, an increase of 87.9%. Management believes the growth in loans was directly attributable to community acceptance, the reputations of our lending team, and favorable economic conditions in our market area. Table 3 below provides an analysis of Atlantic's loan distribution at the end of 1999 and 1998. Loans which are secured by real estate include residential and nonresidential mortgages, and home equity loans to individuals.

Table 3 - Loan Portfolio (in thousands)

                                                      For the Year
                                                    Ended December 31,
                                                    ------------------
                                                  1999             1998
                                                  ----             ----

Commercial and agricultural                     $ 12,501        $  6,039
Real estate                                       23,283          16,853
Consumer and other loans                           5,250           3,194
                                                --------        --------
        Total loans                               41,034          26,086
Less:
        Less, unearned income                        (99)            (88)
        Less, allowance for credit losses           (738)           (520)
                                                --------        --------

                                                $ 40,197        $ 25,478
                                                ========        ========

The following table shows the maturity of loans receivable.

Table 4 - Loan Maturities at December 31, 1999 (in thousands):

                                               1 Year         1 Through             After
                                              or Less           5 Years           5 Years           Total
                                              -------           -------           -------           -----
Commercial and agricultural                  $  5,499          $  3,759          $  3,243          $12,501
Real estate                                     6,944             4,638            11,701           23,283
Consumer and other loans                        1,543             2,828               879            5,250
                                            ---------         ---------        ----------        ---------

        Total loans                           $13,986           $11,225           $15,823          $41,034
                                              =======           =======           =======          =======

Loans with maturities over one year:

        Fixed rate                                                                                 $22,587
        Variable rate                                                                                4,461
                                                                                                 ---------

             Total maturities greater than one year                                                $27,048
                                                                                                   =======

Table 5 - Loans Originated and Repaid (in thousands):

                                                 Years Ended December 31,
                                                 ------------------------
                                                  1999             1998
                                                  ----             ----
Originations:
        Commercial and agricultural loans       $  6,816        $  7,778
        Real estate loans                         17,418          12,615
        Consumer and other loans                   4,096           5,723
                                                --------        --------

             Total                                28,330          26,116

Principal reductions                             (13,382)         (9,343)
                                                --------        --------

Increase in loans                               $ 14,948        $ 16,773
                                                ========        ========

Classification of Assets

Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management's policy to discontinue the accrual of interest income and classify a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized, or when in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance.

Real estate acquired by Atlantic as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned ("OREO"). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further allowances for losses in OREO are recorded at the time management believes additional deterioration in value has occurred.

Management has adopted Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), Accounting by Creditors for Impairment of a Loan, which considers a loan to be impaired if it is probable that Atlantic will be unable to collect all amounts due under the contractual terms of the loan agreement. If a loan is considered impaired, its value generally should be measured based on the present value of expected cash flows discounted at the loan's effective interest rate. As a practical expedient, however, the loan's value may be based on:

o        the loan's market price; or

o the fair value of the loan's collateral, less discounted estimated costs to sell, if the collateral is expected to be the sole source of repayment.

If the value of the loan is less than the recorded investment in the loan, a loss should be recognized by recording a valuation allowance and a corresponding increase to the provision for credit losses charged to operating expenses.

Situations may occur where:

o Atlantic receives physical possession of a debtor's assets regardless of whether formal foreclosure proceedings have been initiated or completed; or

o the debtor has effectively surrendered control of the underlying collateral in contemplation of foreclosure.

These situations are referred to as "in-substance foreclosures." SFAS No. 114 recognizes the practical problems of accounting for the operation of an asset the creditor does not possess, and states that a loan for which foreclosure is probable should continue to be accounted for as a loan.

At December 31, 1999 and 1998, management had not observed any significant problem loans in its portfolio. Loans past due for 30 days or more (but less than 60 days) at December 31, 1999, and 1998, totaled $73,800 and $1,200, respectively. At December 31, 1999, management had classified three loans totaling approximately $29,000 as substandard.

At December 31, 1999 and 1998, there were no loans considered by management to be impaired or in-substance foreclosed.

Allowance for Credit Losses

The amount charged to operations and the related balance in the allowance for credit losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including but not limited to, current economic conditions, loan portfolio composition, prior credit loss experience, trends in portfolio volume, and management's estimation of future potential losses. Management believes that the allowance for credit losses is adequate. Table 6 is an analysis of the allowance for credit losses for 1999 and 1998.

Table 6 - Allowance for Credit Losses (in thousands):

                                       1999         1998
                                       ----         ----

Balance, at beginning of period       $ 520        $ 186
Provision for credit losses             221          334
Loans charged off                        (8)          --
Recoveries                                5           --
                                      -----        -----
Balance, at end of period             $ 738        $ 520
                                      =====        =====

The specific allocations of the allowance for credit losses are based on management's evaluation of the risks inherent in the specific portfolios for the dates indicated. Amounts in a particular category may be used to absorb losses if another category allocation proves to be inadequate. Table 7 reflects the allocations of the allowance for the years ended 1999 and 1998.

Table 7 - Allocation of Allowance for Credit Losses (in thousands):

                                                  At December 31,
                                 --------------------------------------------
                                        1999                     1998
                                 -----------------      ---------------------
                                                              % of       % of
                                                            Loans to    Loans to
                                                             Total       Total
                                   Amount       Loans       Amount       Loans

Commercial and agricultural        $ --          30%        $ --           23%
Real estate                          --          57           --           65
Consumer and other loans             --          13           --           12
Unallocated                         738           0          520            0
                                   ----        ----         ----         ----

                                   $738         100%        $520          100%
                                   ====        ====         ====         ====

Highly leveraged transactions generally include loans and commitments made in connection with recapitalizations, acquisitions, and leveraged buyouts, and result in the borrower's debt-to-total assets ratio exceeding 75%. Atlantic had no loans at December 31, 1999 and 1998, that qualified as highly leveraged transactions.

Securities

Banks classify their investment securities as either "held-to-maturity" or "available-for-sale." Securities classified as held-to-maturity are carried at amortized cost and include those securities that a bank has the intent and ability to hold to maturity. Securities classified as available-for-sale, which are those securities that a bank intends to hold for an indefinite amount of time, but not necessarily to maturity, are carried at fair value with the unrealized holding gains or losses, net of taxes, reported as a component of the stockholders' equity on a bank's balance sheet. At December 31, 1999 and 1998, all of Atlantic's securities were classified as available-for-sale.

Tables 8.1 and 8.2 set forth the carrying amount of securities at the dates indicated.

Table 8.1 - Carrying Value of Investment Securities (in thousands):

                                                              At December 31,
                                                           --------------------
                                                           1999           1998
                                                           ----           ----
Securities available-for-sale:
        Mortgage-backed securities (GNMA and FNMA)        $5,938        $7,803
        Other                                                171            55
                                                          ------        ------

Balance, end of year                                      $6,109        $7,858
                                                          ======        ======

Table 8.2 - Investment Securities at Amortized Cost (in thousands):

                                                               At December 31,
                                                              ---------------
                                                            1999          1998
                                                            ----          ----
Securities available-for-sale:
        Mortgage-backed securities (GNMA and FNMA)        $ 6,255       $ 7,850
        Other                                                 171            55
                                                          -------       -------

Balance, end of year                                      $ 6,426       $ 7,905
                                                          =======       =======

Table  9  sets  forth  the   maturities   (excluding   principal   paydowns   on
mortgage-backed securities) and the weighted average yields of securities by contractual maturities at December 31, 1999 and 1998.

Table 9 - Analysis of Investment Securities (dollars in thousands)

                                                        Due in Ten
                                                       Years or More                   Other
                                                 ---------------------------   ---------------------
                                                                Average                        Average
                                                  Amount         Yield           Amount         Yield
                                                  ------         -----           ------         -----
At December 31, 1999:
        Mortgage-backed securities
            (GNMA and FNMA)                      $ 5,938          6.22%         $     -             -
        Other                                          -              -             171          6.60%
                                                 -------                        -------
                                                 $ 5,938          6.22%         $   171          6.60%
                                                 =======                        =======

                                                     Due in One
                                                    Year or Less                           Other
                                                 --------------------------    ---------------------
                                                                   Average                     Average
                                                  Amount           Yield          Amount        Yield
                                                  ------           -----          ------        -----
At December 31, 1998:
        Mortgage-backed securities
            (GNMA and FNMA)                      $ 7,803          6.24%         $      -            -
        Other                                         -              -                55         7.25%
                                                 -------                        --------

                                                 $ 7,803          6.24%          $    55         7.25%
                                                 =======                        ========

Deposits

Deposits are the major source of Atlantic's funds for lending and other investment purposes. Deposits are attracted principally from within Atlantic's primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more) and retirement savings plans.

Maturity terms, service fees and withdrawal penalties are established by Atlantic on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions' normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew, or rollover deposits at such rates without restriction, "adequately capitalized" depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and "undercapitalized" depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See "Description of Business/Supervision and Regulation." As of December 31, 1999, Oceanside met the definition of a "well capitalized" depository institution.

Atlantic's primary source of funds is core deposit accounts that include both interest- and noninterest-bearing demand, savings, and time deposits under $100,000. At December 31, 1999 and 1998, core deposits accounted for approximately 90% and 88%, respectively, of all deposits. For the year ended 1998, the deposit mix had shifted so that interest-bearing demand deposits was the single largest category of core deposits, with time deposits under $100,000 the second largest category. At December 31, 1999 and 1998, jumbo certificates of deposit (time deposits $100,000 and greater) represented approximately 10% and 12%, respectively, of total deposits. At December 31, 1999 and 1998, time deposits outstanding in an individual amount of $100,000 or more totaled $4,534,000 and $4,704,000, respectively. The maturity of these deposits are reflected in Table 12 herein.

Interest-bearing demand accounts, consisting of NOW and money market accounts, averaged $16,618,000 for the year ended 1999 and $9,643,000 for the year ended 1998, or approximately 54% and 38% of average total noninterest and interest-bearing deposits in 1999 and 1998, respectively. This increase in the percentage of lower cost deposits to total deposits in 1999 contributed to the decline in the average cost of funds from 4.24% in 1998 to 3.82% in 1999.

Table 10 - Distribution of Deposit Accounts by Type (dollars in thousands):

                                                                      At December 31,
                                               ------------------------------------------------------------
                                                           1999                             1998
                                               ----------------------------     ---------------------------
                                                                    % of                               % of
                                                  Amount         Deposits             Amount        Deposits
Demand deposits                                  $11,084            25.3%           $  7,168           17.8%
NOW deposits                                       7,138            16.3              12,193           30.2
Money market deposits                             10,787            24.6               6,542           16.2
Savings deposits                                   1,159             2.6                 737            1.8
                                               ---------         -------          ----------        -------

        Subtotal                                  30,168            68.8              26,640           66.0
                                                --------          ------            --------         ------

Certificates of deposit:
        3.00% - 3.99%                                124             0.3                 175            0.4
        4.00% - 4.99%                              3,697             8.4               2,458            6.1
        5.00% - 5.99%                              9,370            21.3               7,182           17.8
        6.00% - 6.99%                                530             1.2               3,919            9.7
                                              ----------         -------           ---------         ------

        Total certificates of deposit (1)         13,721            31.2              13,734           34.0
                                                --------          ------            --------         ------

        Total deposits                           $43,889           100.0%            $40,374          100.0%
                                                 =======           =====             =======          =====

(1) Includes individual retirement accounts ("IRAs") totaling $1,106,000 and $1,158,000 in 1999 and 1998, respectively, all of which are in the form of certificates of deposit.

Table 11 - Average Deposits and Average Rates (dollars in thousands)

                                                                      At December 31,
                                                -----------------------------------------------------------
                                                           1999                              1998
                                                -------------------------        --------------------------
                                                 Average          Average             Average       Average
                                                 Balance           Rate               Balance        Rate
Demand, money market
    and NOW deposits                            $ 26,840            1.64%            $ 14,742       1.68%
Savings deposits                                   1,160            2.33%                 363       1.93%
Certificates of deposit                           13,074            5.28%              10,419       5.88%
                                               ---------                            ---------

        Total deposits                          $ 41,074            2.82%            $ 25,524       3.40%
                                                ========                             ========

Table 12 - Maturities of Time Deposits of $100,000 or more (in thousands)

                                                         At December 31,
                                                         ---------------
                                                       1999             1998
                                                       ----             ----
Due in three months or less                        $    829          $ 1,237
Over three through twelve months                      3,597            3,366
Over three years                                        108              101
                                                  ---------        ---------
                                                    $ 4,534          $ 4,704
                                                    =======          =======

Table 13 - Certificates of Deposits by Rate and Maturity Date (in thousands):

                                                                    Year Ending December 31,
                                         -------------------------------------------------------------------------------
                                         2000           2001           2002           2003           2004          Total
                                         ----           ----           ----           ----           ----          -----
At December 31, 1999:
3.00% - 3.99%                          $   124        $    --        $    --        $    --        $    --        $   124
4.00% - 4.99%                            3,673             24             --             --             --          3,697
5.00% - 5.99%                            9,058            123             --            179             10          9,370
6.00% - 6.99%                              387             --              2            141             --            530
                                       -------        -------        -------        -------        -------        -------

  Total certificates of deposit        $13,242        $   147        $     2        $   320        $    10        $13,721
                                       =======        =======        =======        =======        =======        =======


                                                                    Year Ending December 31,
                                         -------------------------------------------------------------------------------
                                         1999           2000           2001           2002           2003          Total
                                         ----           ----           ----           ----           ----          -----
At December 31, 1998:
3.00% - 3.99%                          $   175        $    --        $    --        $    --        $    --        $   175
4.00% - 4.99%                            2,422             14             22             --             --          2,458
5.00% - 5.99%                            6,781            148             80             --            173          7,182
6.00% - 6.99%                            3,804             --             --              2            113          3,919
                                       -------        -------        -------        -------        -------        -------

  Total certificates of deposit        $13,182        $   162        $   102        $     2        $   286        $13,734
                                       =======        =======        =======        =======        =======        =======

Capital Requirements/Ratios

Atlantic and Oceanside place a significant emphasis on maintaining a strong capital base. The capital resources of Oceanside consist of two major components of regulatory capital, stockholders' equity and the allowance for credit losses. Current capital guidelines issued by federal regulatory authorities require a company to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposure related to a company's on and off-balance sheet items.

Risk-based capital guidelines re-define the components of capital, categorize assets into risk classes, and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are segregated as Tier I and Tier II capital. Tier I capital is composed of total stockholders' equity reduced by goodwill and other intangible assets. Tier II capital is comprised of the allowance for credit losses and any qualifying debt obligations. Regulators also have adopted minimum requirements of 4% of Tier I capital and 8% of risk-adjusted assets in total capital.

Oceanside is also subject to leverage capital requirements. This requirement compares capital (using the definition of Tier I capital) to balance sheet assets and is intended to supplement the risk-based capital ratio in measuring capital adequacy. The guidelines set a minimum leverage ratio of 3% for depository institutions that are highly rated in terms of safety and soundness, and which are not experiencing or anticipating any significant growth. Other depository institutions are expected to maintain capital levels of at least 1% or 2% above the minimum. Oceanside's actual capital amounts, capital ratios, and leverage ratios at December 31, 1999 and 1998, are reflected in the table below.

Table 14 - Capital Ratios (in thousands):

                                                                 At December 31,
                                                             -----------------------
                                                              1999             1998
                                                              ----             ----
Tier I
    Stockholders' equity                                    $  5,664         $  5,097
    Less, intangible assets                                       --              (95)
                                                            --------         --------
                                                               5,664            5,002
Tier II
    Allowable portion of allowance for credit losses             565              362
                                                            --------         --------

Risk-based capital                                          $  6,229         $  5,364
                                                            ========         ========

Risk adjusted assets                                        $ 45,164         $ 28,722
                                                            ========         ========

    Tier I risk-based capital ratio                            12.54%           17.42%
                                                            ========         ========

    Total risk-based capital ratio                             13.79%           18.68%
                                                            ========         ========

Adjusted assets                                             $ 51,053         $ 38,706
                                                            ========         ========

    Leverage ratio                                             11.09%           12.92%
                                                            ========         ========

Note:   Any   unrealized    appreciation    and   depreciation   on   securities
available-for-sale was excluded from regulatory capital components of risk-based capital and leverage ratios.

Table 15 - Capital Analysis

                                                             At December 31,
                                                             ---------------
                                                          1999             1998
                                                          ----             ----
Average equity as a percentage of average assets       10.75%            16.69%
Equity to total assets at end of year                   9.98%            11.08%
Return on average equity                                9.83%            (3.27)%
Return on average assets                                1.06%            (0.55)%
Noninterest expenses to average assets                  4.59%             4.71%

In 1996, Oceanside commenced the sale of units (consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $10.00 per share) at a price of $10.00 per unit. During 1996 and 1997, a total of 594,430 shares were sold. During 1999 and 1998, 600 and 20 warrants, respectively, were exercised, the proceeds of which were $6,000 in 1999 and less than $1,000 in 1998.

Stockholders' equity is adjusted for the effect of unrealized appreciation or depreciation, net of tax, on securities classified as available-for-sale. As of December 31, 1999, stockholders' equity increased $354,000 from December 31,
1998, as a result of the net income of $499,000 and $5,000 of other net adjustments in 1999 offset by the decline in fair market value of investment securities of $150,000. The return on average equity for the years ended December 31, 1999 and 1998, was a positive 9.83% and a negative 3.27%, respectively.

Interest Rate Sensitivity

The operations of Atlantic are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of Atlantic's interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, mature, or reprice in specified periods.

The principal objective of Atlantic's asset/liability management activities is to provide consistently higher levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of Atlantic. Atlantic utilizes an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present. The traditional maturity "gap" analysis, which reflects the volume difference between interest rate sensitive assets and liabilities during a given time period, is reviewed regularly by management. A positive gap occurs when the amount of interest sensitive assets exceeds interest sensitive liabilities. This position would contribute positively to net income in a rising interest rate environment. Conversely, if the balance sheet has more liabilities repricing than assets, the balance sheet is liability sensitive or negatively gapped. Management continues to monitor sensitivity in order to avoid overexposure to changing interest rates.

Another method used by management to review its interest sensitivity position is through "simulation." In simulation, Atlantic projects the future net interest streams in light of the current gap position. Various interest rate scenarios are used to measure levels of interest income associated with potential changes in Atlantic's operating environment. Management cannot measure levels of interest income associated with potential changes in Atlantic's operating environment. Management cannot predict the direction of interest rates or how the mix of assets and liabilities will change. The use of this information will help formulate strategies to minimize the unfavorable effect on net interest income caused by interest rate changes.

The operations of Atlantic do not subject it to foreign currency exchange or commodity price risk. Also, Atlantic does not utilize interest rate swaps, caps, or other hedging transactions. Atlantic's overall sensitivity to interest rate risk is low due to its non-complex balance sheet. Atlantic has implemented several strategies to manage interest rate risk that include originating most residential mortgages for a third party lender, increasing the volume of variable rate commercial loans, requiring interest rate calls on commercial loans, and maintaining a short repricing maturity a significant portion of its investment portfolio.

The following table provides information about Atlantic's financial instruments that are sensitive to changes in interest rates. For securities, loans, and deposits, the table presents principal cash flows and related weighted average interest rates by maturity dates or repricing frequency. Atlantic has no market risk sensitive instruments entered into for trading purposes.

Table 16 - Interest Rate Sensitivity at December 31, 1999 (in thousands):

                                                  Under          3 to 12                            Over
                                                3 Months          Months       1 - 5 Years        5 Years            Total
                                                --------          ------       -----------        -------            -----
Federal funds sold                              $     --         $     --         $     --         $     --         $     --
Interest-bearing deposits in other banks             100               --               --               --              100
Loans(1)                                          10,971            3,015           11,225           15,724           40,935
Securities(2)                                         --            1,727               --            4,382            6,109
                                                --------         --------         --------         --------         --------

Total rate-sensitive assets                     $ 11,071         $  4,742         $ 11,225         $ 20,106         $ 47,144
                                                ========         ========         ========         ========         ========

Money market and NOW(2)                         $ 10,787         $     --         $     --         $  7,138         $ 17,925
Savings accounts (2)                                  --               --               --            1,159            1,159
Certificates of deposit (2)                        2,773           10,469              149              330           13,721
                                                --------         --------         --------         --------         --------

Total rate-sensitive liabilities                $ 13,560         $ 10,469         $    149         $  8,627         $ 32,805
                                                ========         ========         ========         ========         ========

Gap (repricing differences)                     $ (2,489)        $ (5,727)        $ 11,076         $ 11,479         $ 14,339
                                                ========         ========         ========         ========         ========

Cumulative Gap                                  $ (2,489)        $ (8,216)        $  2,860         $ 14,339
                                                ========         ========         ========         ========

Cumulative Gap/total assets                        -4.60%          -15.17%            5.28%           26.47%
                                                ========         ========         ========         ========

Total assets                                                                                                        $ 54,161
                                                                                                                    ========

  (1)In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.

  (2)Excludes noninterest-bearing deposit accounts. Money market deposits were regarded as maturing immediately, and other core deposits were assumed to mature in the over 5-year category. All other time deposits were scheduled through the maturity or repricing dates. Investments were scheduled through their contractual, repricing, or principal payment dates.

Management anticipates that its one-year gap will remain negative during its initial growth period; however, management attempts to maintain a range of positive 20% to negative 20%.

Liquidity

Liquidity management involves meeting the funds flow requirements of customers who may either be depositors wanting to withdraw funds, or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets consist of vault cash, securities, and maturities of earning assets.

Atlantic's principal sources of asset liquidity are federal funds sold and the securities portfolio, including principal paydowns from mortgage-backed securities. In 1999 and 1998, such payments totaled $1,498,000 and $1,227,000, respectively.

Other sources of funds are principal paydowns and maturities in the loan portfolio. The loan maturity schedule (Table 4) illustrates the maturities of loans receivable at December 31, 1999.

Oceanside also has sources of liability liquidity that include core deposits as previously discussed.

At December 31, 1999 and 1998, Oceanside's liquidity ratio of liquid assets to transaction deposit accounts was 16.1% and 38.5%, respectively. Management believes that Oceanside's liquidity is sufficient to meet its anticipated needs.

Other Borrowings

Atlantic has lines of credit with Columbus Bank and Trust Company totaling $1,000,000, which mature on August 11, 2000, with principal and interest at 0.50% below prime. The purpose of this loan was to provide working capital to Atlantic and its wholly-owned subsidiary, Oceanside Mortgage. The holding company headquarters was purchased using proceeds from these lines. At December 31, 1999, Atlantic had $258,000 available under these lines of credit.

On December 29, 1999, Oceanside obtained an advance from FHLB of $2,300,000 collateralized by Oceanside's FHLB capital stock and a blanket lien consisting of wholly-owned residential (1-4 units) first mortgage loans of approximately $4,200,000. This advance matures on December 29, 2000, and carries a current interest rate of 6.25%.

Oceanside has sold securities under agreements to repurchase with a par value of approximately $1,859,000 and a fair value of approximately $1,757,000 to secure overnight borrowings totaling $1,589,000. The interest rate on this overnight borrowing was 6.5%.

Contingencies and Uncertainties - Year 2000 Compliance Matters

During the periods leading up to January 1, 2000, Atlantic addressed the potential problems associated with the possibility that the computers that control or operate Atlantic's information technology system and infrastructure may not have been programmed to read four-digit date codes and, upon arrival of the year 2000, may have recognized the two-digit code "00" as the year 1900, causing systems to fail to function or generate erroneous data.

Atlantic expended approximately $35,000 through the periods ended December 31, 1999, in connection with its Year 2000 compliance program. Atlantic experienced no significant problems related to its information technology systems upon arrival of the Year 2000, nor was there any reported interruption in service to its customers of any kind.

Atlantic could incur losses if Year 2000 issues adversely affect its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any significant borrowers or impairing the payroll systems of large employers in Atlantic's primary market areas. Because Atlantic's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, Atlantic does not expect, and to date has not realized, any significant or prolonged difficulties that will affect net earnings or cash flow.

Future Accounting Requirements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which addresses the accounting for derivative instruments and provides for matching the timing of gain or loss recognition on the hedging instrument. Guidance on identifying derivative instruments is also provided as well as additional disclosures. SFAS 133 becomes effective for all fiscal quarters of all fiscal years beginning after September 15, 1999. Earlier application is permitted with certain exceptions. Management does not anticipate that adoption of SFAS 133 will have a material impact on the financial condition or results of operations of Atlantic.

Impact of Inflation

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurements of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of Atlantic are monetary in nature. As a result, interest rates have a more significant impact on Atlantic's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

ITEM 7.  FINANCIAL STATEMENTS.

The consolidated financial statements of Atlantic as of and for the periods ended December 31, 1999 and 1998, are set forth on pages 33 - 51 of this Form 10-KSB.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Atlantic BancGroup, Inc. and Subsidiaries
Jacksonville Beach, Florida

We have audited the consolidated balance sheets of Atlantic BancGroup, Inc. and Subsidiaries ("Atlantic") as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders' equity, for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of Atlantic's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic as of December 31, 1999 and 1998, and the results of its consolidated operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ STEVENS, SPARKS & COMPANY, P.A.
------------------------------------
STEVENS, SPARKS & COMPANY, P.A.
Jacksonville, Florida
February 3, 2000

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,
                                                                           -------------------------
                                                                            1999               1998
                                                                            ----               ----

                                                                  (Dollars in Thousands, Except Per Share Data)
                                                      ASSETS

Cash and cash equivalents:
     Cash and due from banks                                              $ 4,569         $ 4,862
     Federal funds sold                                                        --           4,915
                                                                          -------         -------
         Total cash and cash equivalents                                    4,569           9,777

Interest-bearing deposits in other banks                                      100             206
Securities available-for-sale                                               6,109           7,858
Loans                                                                      40,197          25,478
Facilities                                                                  2,489           1,860
Accrued interest receivable                                                   271             190
Deferred income taxes                                                         312              --
Other assets                                                                  114             202
                                                                          -------         -------

         Total assets                                                     $54,161         $45,571
                                                                          =======         =======

                                                    LIABILITIES

Deposits:
     Noninterest-bearing demand deposits                                  $11,084         $ 7,168
     Demand deposits                                                        7,138          12,193
     Money market accounts                                                 10,787           6,542
     Savings accounts                                                       1,159             737
     Time, $100,000 and over                                                4,534           4,704
     Other time deposits                                                    9,187           9,030
                                                                          -------         -------

         Total deposits                                                    43,889          40,374
                                                                          -------         -------

Other borrowings                                                            4,631              --
Accrued interest payable on deposits                                           53              51
Accounts payable and accrued liabilities                                      184              96
                                                                          -------         -------

         Total liabilities                                                 48,757          40,521
                                                                          -------         -------

Commitments and contingencies                                                  --              --
                                                                          -------         -------

                                               STOCKHOLDERS' EQUITY

Common stock, $0.01 par value, authorized 10,000,000 shares,
    issued 595,350 shares in 1999 and 594,750 shares in 1998                 6              2,974
Additional paid-in capital                                               4,213              1,243
Retained earnings                                                        1,382                880
Accumulated other comprehensive income
     Net unrealized holding losses on securities                          (197)               (47)
                                                                     ---------          ---------

         Total stockholders' equity                                      5,404              5,050
                                                                     ---------          ---------

         Total liabilities and stockholders' equity                  $  54,161          $  45,571
                                                                     =========          =========

Book value per common share                                          $    9.08          $    8.49
                                                                     =========          =========

Common shares outstanding, adjusted for stock dividend                 595,350            594,750
                                                                     =========          =========


          See accompanying notes to consolidated financial statements.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                        December 31,
                                                                                   ----------------------
                                                                                 1999                   1998
                                                                                 ----                   ----
                                                                          (Dollars in Thousands, Except Per Share Data)
INTEREST INCOME

     Interest and fees on loans                                                    $   3,207          $   1,792
     Interest and dividend income from investment securities                             374                293
     Interest on federal funds sold                                                      111                192
     Interest on deposits with other banks                                                12                 10
                                                                                   ---------          ---------
         Total interest income                                                         3,704              2,287
                                                                                   ---------          ---------

INTEREST EXPENSE

     Interest on deposits                                                              1,158                867
     Other                                                                                52                 --
                                                                                   ---------          ---------
         Total interest expense                                                        1,210                867
                                                                                   ---------          ---------

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES                                 2,494              1,420

PROVISION FOR CREDIT LOSSES                                                              221                334
                                                                                   ---------          ---------

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                                  2,273              1,086
                                                                                   ---------          ---------

OTHER INCOME

     Service charges on deposit accounts                                                 283                134
     Other fees for customer service and other income                                     79                 62
                                                                                   ---------          ---------
         Total other income                                                              362                196
                                                                                   ---------          ---------

OTHER EXPENSES

     Salaries and employee benefits                                                    1,017                704
     Expenses of bank premises and fixed assets                                          457                313
     Other operating expenses                                                            693                433
                                                                                   ---------          ---------
         Total other expenses                                                          2,167              1,450
                                                                                   ---------          ---------

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                                468               (168)

PROVISION (BENEFIT) FOR INCOME TAXES                                                     (90)                --
                                                                                   ---------          ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE
    IN ACCOUNTING PRINCIPLE                                                              558               (168)
                                                                                   ---------          ---------

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

     (Net of income taxes of $36)                                                        (59)                --

NET INCOME (LOSS)                                                                        499               (168)
                                                                                   ---------          ---------

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:

     Unrealized holding gains (losses) on securities arising during period              (150)               (47)
                                                                                   ---------          ---------

COMPREHENSIVE INCOME (LOSS)                                                        $     349          $    (215)
                                                                                   =========          =========


AVERAGE COMMON SHARES OUTSTANDING                                                    594,593            594,735
                                                                                   =========          =========

EARNINGS PER SHARE

     Basic earnings (loss) per share                                               $    0.84          $   (0.28)
                                                                                   =========          =========


          See accompanying notes to consolidated financial statements.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        December 31,
                                                                                  ------------------------
                                                                                 1999                   1998
                                                                                 ----                   ----
                                                                                   (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                       $    499          $   (168)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
         Provision for credit losses                                              221               334
         Depreciation and amortization                                            132                69
         Net premium amortization and discount accretion                           96               (27)
         Deferred income taxes                                                   (192)               --
         Amortization of organizational costs                                      --                27
         (Increase) decrease in assets:
              Accrued interest receivable                                         (81)             (191)
              Other assets                                                         88                --
         Increase (decrease) in liabilities:
              Accounts payable and accrued liabilities                             89               118
                                                                             --------          --------

                  Net cash provided by operating activities                       852               162
                                                                             --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available-for-sale:
         Purchases                                                               (115)           (7,033)
         Principal repayments mortgage-backed investment securities             1,498             1,227
     Increase (decrease) in interest-bearing deposits in other banks              106              (106)
     Increase in loans                                                        (14,940)          (16,729)
     Purchases of facilities                                                     (761)             (695)
                                                                             --------          --------

                  Net cash used in investing activities                       (14,212)          (23,336)
                                                                             --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in deposits:
         Noninterest-bearing                                                    3,916             4,549
         Interest-bearing                                                        (401)           22,805
     Proceeds from other borrowings                                             4,631                --
     Proceeds from stock warrants exercised                                         6                --
                                                                             --------          --------

                  Net cash provided by financing activities                     8,152            27,354
                                                                             --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (5,208)            4,180

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  9,777             5,597
                                                                             --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  4,569          $  9,777
                                                                             ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash received during the year for interest and dividends                $  3,623          $  2,161
                                                                             ========          ========
     Cash paid during the year for interest                                  $  1,208          $    827
                                                                             ========          ========
     Cash paid during the year for income taxes                              $     80          $     --
                                                                             ========          ========

          See accompanying notes to consolidated financial statements.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 For the Years Ended December 31, 1999 and 1998

                                                                                                             Net
                                                                                                         Unrealized
                                                                                                           Holding
                                                  Common Stock            Additional                        Gains           Total
                                           -----------------------         Paid-in        Retained        (Losses) on  Stockholders'
                                              Shares      Amount           Capital        Earnings        Securities       Equity
                                              ------      ------           -------        --------        ----------       ------
                                                                       (Dollars in Thousands)
Balance, December 31, 1997                   594,730        $ 2,974         $ 1,243        $ 1,048         $    --         $ 5,265

Stock warrants exercised                          20             --              --             --              --              --
Comprehensive income:
     Net income (loss)                            --             --              --           (168)             --
     Net change in net unrealized
         holding gains on securities              --             --              --             --             (47)

       Total comprehensive income                 --             --              --             --              --            (215)
                                             -------        -------         -------        -------           -----         -------

Balance, December 31, 1998                   594,750          2,974           1,243            880             (47)          5,050

Bank holding company reorganization               --         (2,968)          2,964              3              --              (1)
Stock warrants exercised                         600             --               6             --              --               6
Comprehensive income:
     Net income                                   --             --              --            499              --
     Net change in net unrealized
         holding losses on securities             --             --              --             --            (150)

       Total comprehensive income                 --             --              --             --              --             349
                                             -------        -------         -------        -------           -----         -------
Balance, December 31, 1999                   595,350        $     6         $ 4,213        $ 1,382         $  (197)        $ 5,404
                                             =======        =======         =======        =======         =======         =======



          See accompanying notes to consolidated financialstatements.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

General:

The consolidated financial statements include the accounts and transactions of Atlantic BancGroup, Inc. and its wholly-owned subsidiaries ("Atlantic"), Oceanside Bank ("Oceanside"), which opened July 21, 1997, as a state-chartered banking organization, and Oceanside Mortgage Group, Inc. ("Oceanside Mortgage"). All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of Atlantic and its subsidiaries conform with generally accepted accounting principles and with general practices within the banking industry.

Oceanside provides a wide range of banking services to individual and corporate customers primarily in Duval and St. Johns County, Florida.

Atlantic and Oceanside are subject to regulations issued by certain regulatory agencies and undergoes periodic examinations by those agencies.

Bank Holding Company Reorganization:

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

Oceanside Mortgage:

On July 20, 1999, Oceanside Mortgage was incorporated as a wholly-owned subsidiary of Atlantic for the purpose of conducting mortgage banking operations. The financial position and results of operations of Oceanside Mortgage have been included in the consolidated financial statements; however, such amounts are immaterial since inception.

Use of Estimates:

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, the fair value of financial instruments, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans ("Other Real Estate Owned"). In connection with the determination of the allowances for credit losses and foreclosed real estate, management obtains independent appraisals for significant properties.

Management believes that the allowance for credit losses is adequate. While management uses available information to recognize losses on loans, including independent appraisals for significant properties, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance based on their judgments about information available to them at the time of their examination.

Cash and Due From Banks:

Oceanside is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 1999 and 1998, was $251,000 and $175,000, respectively.

Investments:

Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"), sets the standard for classification of and accounting for investments in equity securities that have readily determinable fair values, and all investments in debt securities that are to be classified as held-to-maturity securities, available-for-sale securities, or trading securities.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Debt securities that an enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

Oceanside classifies its investments at the purchase date in accordance with the above-described guidelines. Premiums or discounts on securities at the date of purchase are being amortized or accreted, respectively, over the estimated life of the security using a method which approximates the level yield method. Gains and losses realized on the disposition of securities are based on the specific identification method and are reflected in other income.

Loans:

Loans receivable are stated at unpaid principal balances, less the allowance for credit losses and net deferred loan fees and unearned discounts. Unearned discounts on installment loans are recognized as income over the term of the loans using a method that approximates the interest method.

Interest on loans is accounted for on the accrual basis. Generally, Oceanside's policy is to discontinue the accrual of interest on loans delinquent over ninety days unless fully secured and in the process of collection. The accrued and unpaid interest is reversed from current income and thereafter interest is recognized only to the extent payments are received. A nonaccrual loan may be restored to accrual basis when interest and principal payments are current and prospects for future recovery are no longer in doubt.

Oceanside has adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS No. 114"), which sets the standard for recognition of loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings.

Under SFAS No. 114, a loan is impaired when it is probable that a creditor will be unable to collect the full amount of principal and interest due according to the contractual terms of the loan agreement. When a loan is impaired, a creditor has a choice of ways to measure the impairment. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral of a collateral-dependent loan. Creditors may select the measurement method on a loan-by-loan basis, except that collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. A creditor in a troubled debt restructuring involving a restructured loan should measure impairment by discounting the total expected future cash flows at the loan's original effective rate of interest. If the value of the loan is less than the recorded investment in the loan, a loss should be recognized by recording a valuation allowance and a corresponding increase to the provision for credit losses charged to operating expenses.

Loan Fees:

Loan origination and commitment fees and certain direct loan origination costs are deferred and recognized over the term of the related loans as a yield adjustment using the straight-line method, which is not materially different from the interest method. Amortization of deferred fees and costs is discontinued when collectibility of the related loan is deemed uncertain. Fees and direct loan origination costs for unexercised commitments are recognized in income upon expiration of commitment.

Organizational Costs:

As of December 31, 1998, certain costs incurred in organizing Oceanside had been deferred and were being amortized to expense on the straight-line method over five years from the date of opening for business. In 1999, Atlantic changed its accounting for organizational costs (see Note 17).

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Allowance for Credit Losses:

The provision for credit losses charged to operating expenses is based upon management's judgment of the adequacy of the allowance giving consideration to its loan loss experience and an evaluation of the current loan portfolio. Such provisions, less net charge-offs, comprise the allowance, which is deducted from loans and is available for future charge-offs.

Facilities:

Facilities are stated at cost, less accumulated depreciation and amortization. Charges to income for depreciation and amortization are computed on the straight-line method over the assets' estimated useful lives.

When properties are sold or otherwise disposed of, the gain or loss resulting from the disposition is credited or charged to income. Expenditures for maintenance and repairs are charged against income and renewals and betterments are capitalized.

Other Real Estate Owned:

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

Off-Balance Sheet Instruments:

In the ordinary course of business, Oceanside has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable.

Employee Benefits:

Pension costs are charged to salaries and employee benefits expense and are funded as accrued.

Income Taxes:

Provisions for income taxes are based on amounts reported in the statements of operations, after exclusion of non-taxable income such as interest on state and municipal securities, and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The principal temporary differences are depreciation and amortization, provision for credit losses, and unrealized holding gains (losses) on securities. Deferred taxes are computed on the liability method as prescribed in SFAS No. 109, Accounting for Income Taxes.

Computation of Per Share Earnings:

Basic  earnings  (loss) per share  amounts are computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. At December 31, 1999 and 1998, the outstanding warrants totaled 593,510 and 594,110, respectively; however, the warrants were not dilutive. The following information was used in the computation of earnings per share on both a basic and diluted basis for the years ended December 31, 1999 and 1998 (in thousands except per share data):

                                                                  For the Year Ended December 31,

                                                                      1999                1998
                                                                      ----                ----
     Basic EPS computation:
         Numerator - Net income (loss)                               $  499             $ (168)
         Denominator - Weighted average shares outstanding              595                595
                                                                     ------             ------
         Basic EPS                                                   $ 0.84             $(0.28)
                                                                     ======             ======

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Statements of Cash Flows:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts on deposit in noninterest bearing accounts with other commercial banks, and federal funds sold.

Advertising and Business Development:

Atlantic expenses advertising and business development costs as incurred. Advertising and business development costs for 1999 and 1998 as included in other operating expenses were $39,000 and $36,000, respectively.

Reclassification of Accounts:

Certain items in the consolidated financial statements for 1998 have been reclassified to conform to the classifications used for the current year.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities at December 31, 1999 and 1998, follow:

                                          December 31, 1998                          December 31, 1999
                                          -----------------                          -----------------
                                            Gross      Gross                               Gross     Gross
                                Amortized Unrealized Unrealized   Fair       Amortized  Unrealized Unrealized   Fair
                                   Cost     Gains     Losses      Value         Cost       Gains     Losses     Value
                                   ----     -----     ------      -----         ----       -----     ------     -----
                                        (Dollars in Thousands)                        (Dollars in Thousands)
Available for sale

Mortgage-backed securities      $6,255     $  --     $ (317)     $5,938      $7,850      $   --     $  (47)    $7,803
Other                              171        --         --         171          55          --         --         55
                                ------     -----     ------      ------      ------      ------     ------     ------

  Total available-for-sale      $6,426     $  --     $ (317)     $6,109      $7,905      $   --     $  (47)    $7,858
                                ======     =====     ======      ======      ======      ======     ======     ======

The fair value of securities fluctuates during the investment period. No provision for loss has been made in connection with the decline of fair value below book value, because the securities are purchased for investment purposes and the decline is not deemed to be other than temporary. Temporary declines in fair value of securities available-for-sale at December 31, 1999, of $197,000 (net of deferred income taxes of $120,000) are regarded as an adjustment to stockholders' equity. The estimated fair value of securities is determined on the basis of market quotations. At December 31, 1999, securities with an amortized cost of $4,578,000 and market value of $4,338,000 were pledged to secure deposits and for other operating purposes (see Note 6).

No investment securities were sold during 1999 or 1998.

The cost and estimated fair value of debt and equity securities at December 31, 1999, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                          Securities Available-for-Sale
                                          -----------------------------
                                            Amortized         Fair
                                              Cost            Value
                                             (Dollars in Thousands)

     Due in ten years or more               $ 6,255         $ 5,938
     Other                                      171             171
                                            -------         -------

                                            $ 6,426         $ 6,109
                                            =======         =======

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 3 - LOANS

The loan portfolio is classified as follows (dollars in thousands):

                                                 1999             1998
                                                 ----             ----

     Commercial and agricultural               $ 12,501       $  6,039
     Real estate                                 23,283         16,853
     Consumer and other loans                     5,250          3,194
                                               --------       --------
         Total loans                             41,034         26,086
     Less, unearned income                          (99)           (88)
     Less, allowance for credit losses             (738)          (520)
                                               --------       --------

                                               $ 40,197       $ 25,478
                                               ========       ========

The following is a summary of the transactions in the allowance for credit losses (dollars in thousands):

                                                    1999         1998
                                                    ----         ----

     Balance, beginning of period                 $  520       $  186
     Provisions charged to operating expenses        221          334
     Loans charged-off                                (8)           -
     Recoveries                                        5            -
                                                  ------       ------

     Balance, end of period                       $  738       $  520
                                                  ======       ======

At December 31, 1999 and 1998, and for the periods then ended, Oceanside had no loans classified as impaired or nonaccrual.

NOTE 4 - FACILITIES

Facilities are summarized as follows (dollars in thousands):

                                                          Accumulated                     Estimated
                                                       Depreciation and   Net Book          Useful
                                               Cost      Amortization      Value            Lives
                                               ----      ------------      -----            -----
December 31, 1999:
     Land and land improvements              $  946        $   --         $  946
     Bank building and improvements           1,295            90          1,205        5 - 40 years
     Furniture, fixtures, and equipment         469           131            338        3 - 10 years
                                             ------        ------         ------

                                             $2,710        $  221        $ 2,489
                                             ======        ======        =======

December 31, 1998:
     Land and land improvements              $  750        $   --         $  750
     Bank building and improvements             897            45            852        5 - 40 years
     Furniture, fixtures, and equipment         302            44            258        3 - 10 years
                                             ------        ------         ------

                                             $1,949         $   89        $1,860
                                             ======         ======        ======

Depreciation and amortization of facilities totaled $132,000 and $69,000 in 1999 and 1998, respectively.

Atlantic did not have any material noncancellable operating leases during 1999 and 1998.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 5 - TIME DEPOSITS

Time  deposits  at  December  31,  1999  and  1998,   totaled   $13,721,000  and
$13,734,000, respectively. Maturities of such deposits follow (dollars in thousands):

                                                       December 31, 1999                December 31, 1998
                                             -------------------------------      -----------------------------
                                                Time, $100,000     Other Time      Time, $100,000    Other Time
                                                    And Over       Deposits            And Over       Deposits
                                                    --------       --------            --------       --------
     Three months or less                         $    829          $ 1,944          $  1,237         $  2,635
     Over three through twelve months                3,597            6,872             3,366            5,924
     Over twelve months through three years              -              149                 -              264
     Over three years                                  108              222               101              207
                                                 ---------        ---------      ------------      -----------

                                                   $ 4,534          $ 9,187           $ 4,704          $ 9,030
                                                   =======          =======           =======          =======

Interest expense on certificates of deposit of $100,000 or more totaled $242,000 and $210,000 for 1999 and 1998, respectively.

NOTE 6 - OTHER BORROWINGS

A summary follows:

                                                            December 31,
                                                        1999          1998
                                                        ----          ----
                                                      (Dollars In Thousands)

FHLB of Atlanta advances                              $2,300        $     --
Revolving lines of credit                                742              --
Securities sold under agreements to repurchase         1,589              --
                                                      ------        --------

                                                      $4,631        $     --
                                                      ======        ========

FHLB of Atlanta Advances:

On December 29, 1999, Oceanside obtained an advance from FHLB of $2,300,000 collateralized by Oceanside's FHLB capital stock and a blanket lien consisting of wholly-owned residential (1-4 units) first mortgage loans of approximately $4,200,000. This advance matures on December 29, 2000, and carries a current interest rate of 6.25%.

Revolving Lines of Credit:

On February 11, 1999, Atlantic obtained a revolving line of credit in the amount of $50,100 from Columbus Bank and Trust Company ("Columbus"). On August 11, 1999, Atlantic obtained two revolving lines of credit from Columbus totaling $1.0 million, and repaid existing advances under the line of credit dated February 11, 1999. For the remaining two lines of credit, principal and interest at 0.50% below prime are due on August 11, 2000. The proceeds from the lines of credit are to be used to acquire real estate, fund start-up costs for the mortgage banking operations, and provide additional working capital for Atlantic. At December 31, 1999, $742,000 had been advanced to Atlantic under the lines of credit, which are secured by the common stock of Atlantic's wholly-owned banking subsidiary, Oceanside Bank.

Securities Sold Under Agreements to Repurchase:

Oceanside has sold securities under agreements to repurchase with a par value of approximately $1,859,000 and a fair value of approximately $1,757,000 to secure overnight borrowings totaling $1,589,000. The interest rate on this overnight borrowing was 6.5%.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 7 - INCOME TAXES

The provision (benefit) for income taxes on income is summarized as follows:

                                                       Year Ended December 31,
                                                        1999            1998
                                                        ----            ----
                                                        (Dollars In Thousands)
Current:
     Federal                                            $  56         $     --
     State                                                 10               --
                                                        -----         --------
                                                           66               --
                                                        -----         --------

Deferred:
     Federal                                             (133)              --
     State                                                (23)              --
                                                        -----         --------
                                                         (156)              --
                                                        -----         --------

              Total income tax provision (benefit)      $ (90)        $     --
                                                        =====         ========


A reconciliation of the income tax benefit computed at the federal statutory rate of 34% and the income tax provision (benefit) shown on the statement of operations, follows:

                                                       Year Ended December 31,
                                                       1999              1998
                                                       ----              ----
                                                       (Dollars In Thousands)

Tax computed at statutory rate                         $ 159         $      --
Increase (decrease) resulting from:
    Utilization of net operating loss carryover         (262)               --
    Other                                                 13                --
                                                       -----         ---------

         Income tax provision (benefit)                $ (90)        $      --
                                                       =====         =========


The components of the net deferred income tax assets are as follows:

                                                               December 31,
                                                           1999           1998
                                                           ----           ----
                                                          (Dollars In Thousands)
Deferred tax asset:
    Federal                                               $ 293         $    --
    State                                                    50              --
                                                          -----         -------

                                                            343              --
                                                          -----         -------
Deferred tax liability:
    Federal                                                 (26)             --
    State                                                    (5)             --
                                                          -----         -------

                                                            (31)             --
                                                          -----         -------

         Net deferred tax asset                           $ 312         $    --
                                                          =====         =======

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 7 - INCOME TAXES (Continued)

Atlantic recorded no provision for income taxes in 1998 due to its net operating loss, which was fully utilized in 1999. Utilization of deferred income tax assets in 1998 was dependent on future taxable profits; therefore, management had recorded a valuation allowance in 1998 to offset deferred income tax assets of $259,000. During 1999, management reversed the valuation allowance to reflect the profitability of Atlantic.

The tax effects of each type of significant item that gave rise to deferred taxes are:

                                                                December 31,
                                                            1999           1998
                                                            ----           ----
                                                          (Dollars In Thousands)

Net unrealized holding losses on securities                 $ 120         $  --
Allowance for credit losses                                   198           135
Depreciation                                                    9            --
Net operating losses                                           --           124
Other                                                         (15)           --
                                                            -----         -----
Deferred income tax asset before valuation allowance          312           259
    Valuation allowance                                        --          (259)
                                                            -----         -----

         Net deferred tax asset                             $ 312         $  --
                                                            =====         =====

NOTE 8 - EMPLOYEE BENEFITS

Atlantic sponsors a SIMPLE Plan that covers substantially all employees. Atlantic matches each participant's contribution, subject to a maximum of 3% of the participant's salary. The SIMPLE Plan is a prototype plan and has been approved by the Internal Revenue Service.

The amount included in salaries and employee benefits as pension expense for 1999 totaled $22,000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The consolidated financial statements do not reflect various commitments and contingent liabilities that may arise in the normal course of business and that involve elements of credit risk, interest rate risk, and liquidity risk. These commitments and contingent liabilities of Oceanside are commitments to extend credit and standby letters of credit. A summary of Oceanside's commitments and contingent liabilities follows (dollars in thousands):

                                           At December 31, 1999
                                           --------------------
     Commitments to extend credit                 $ 7,648
     Standby letters of credit                    $   500

Commitments to extend credit and letters of credit all include exposure to some credit loss in the event of non-performance of the customer. Oceanside's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit instruments that are recorded in the consolidated financial statements. In the opinion of management, these instruments do not generally present any significant liquidity risk to Oceanside. Oceanside's experience has been that substantially all loan commitments are drawn upon by customers. Oceanside did not incur any losses on its commitments in either 1999 or 1998.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Atlantic may become a party to litigation, outstanding commitments, and other contingent liabilities arising in the normal course of business. In the opinion of management, the resolution of such matters will not have a material effect on the consolidated financial statements.

At December 31, 1999, Oceanside had $1,500,000 unfunded lines of credit from other banks for the purchase of overnight federal funds.

NOTE 10 - CONCENTRATIONS OF CREDIT

Substantially all of Oceanside's loans, commitments, and standby letters of credit have been granted to customers in north Florida. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.

NOTE 11 - RELATED PARTIES

Atlantic has entered into transactions with its directors, executive officers, significant stockholders, and their affiliates (Related Parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total loans to related parties amounted to $646,000 and $1,239,000 at December 31, 1999 and 1998, respectively.

A summary of activity for 1999 and 1998 for such loans follows (dollars in thousands):


                             Beginning                                  End of
                             of Period     Additions     Reductions     Period
                             ---------     ---------     ----------     ------
     December 31, 1999        $ 1,239      $    226        $  819     $    646
                              =======      ========        ======     ========
     December 31, 1998        $   103      $  1,371        $  235     $  1,239
                              =======      ========        ======     ========

Unfunded commitments to the same parties totaled approximately $954,000 at December 31, 1999.

Deposits of insiders and their related interests totaled $5,160,000 at December 31, 1999.

NOTE 12 - STOCKHOLDERS' EQUITY

Preferred Stock:

In addition to the 10,000,000 shares of authorized common stock, Atlantic's articles of incorporation authorize up to 2,000,000 shares of preferred stock. The board of directors are further authorized to establish designations, powers, preferences, rights, and other terms for preferred stock by resolution. No shares of preferred stock have been issued.

Warrants:

In connection with Oceanside's 1997 offering, each investment unit consisted of one share of common stock and one transferable warrant to purchase one share of common stock at $10.00 per share during the five-year period beginning on the date Oceanside opened for business (July 21, 1997). After July 21, 1998, the board of directors of Oceanside, by written notice to each stockholder, may shorten the period during which the warrants may be exercised to a period ending no sooner than 30 days after such notice is mailed.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

A summary of the warrant activity during 1999 and 1998 follows:


                                                                 Weighted
                                                                  Average
                                               Number of         Exercise
                                               Warrants            Price
                                               --------            -----

Outstanding at December 31, 1997               594,130         $   10.00
Warrants exercised, 1998                           (20)        $   10.00
                                               -------
Outstanding at December 31, 1998               594,110         $   10.00
Warrants exercised, 1999                          (600)        $   10.00
                                               -------
Outstanding at December 31, 1999               593,510         $   10.00
                                               =======

All outstanding warrants were fully vested and exercisable at December 31, 1999, with a remaining contractual life of approximately 31 months.

Dividends:

The ability of Atlantic to pay dividends to stockholders depends primarily on dividends received by Atlantic from its subsidiaries, Oceanside and Oceanside Mortgage. Oceanside's ability to pay dividends is limited by federal and state banking regulations based upon Oceanside's profitability and other factors. State banking statutes further require (i) prior approval and (ii) that at least 20% of the prior year's earnings be transferred to additional paid-in capital (surplus) annually until surplus equals or exceeds Oceanside's common stock.

At December 31, 1999, state regulatory restrictions prevent Oceanside from paying dividends to Atlantic. For the year ending December 31, 2000, Oceanside's earnings would have to exceed approximately $107,000 before Oceanside could apply for state approval to pay cash dividends to Atlantic. At December 31, 1999, Oceanside Mortgage was not profitable.

NOTE 13 - NONINTEREST OPERATING EXPENSES

Other expenses follow (dollars in thousands):

                                                          1999             1998
                                                          ----             ----

         Advertising and business development          $    39          $    36
         Processing and settlement fees                     77               57
         Professional, legal, and audit fees               105               75
         ATM expense                                        41               44
         Stationary, printing, and supplies                 72               50
         Amortization of organizational costs               30               27
         Dues and subscriptions                             14               16

         Education, training, and conventions               34               14
         Insurance (excluding group insurance)              32               19
         Telephone                                          33               14
         Director fees                                      26                9
         Year 2000 expenses                                 35                -
         Postage and freight                                24               15
         Other miscellaneous expenses                      131               57
                                                       -------         --------

                                                       $   693          $   433
                                                       =======          =======

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash, Cash Equivalents, and Short-term Investments:

         For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Investment Securities:

         For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     Loans Receivable:

         For loans subject to repricing and loans intended for sale within six months, fair value is estimated at the carrying amount plus accrued interest.

         The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     Deposit Liabilities:

         The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of long-term fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     Short-term Debt:

         For short-term debt, including accounts and demand notes payable, the carrying amount is a reasonable estimate of fair value.

     Other Borrowings:

         Since this borrowing is at a recent market interest rate, the carrying amount is a reasonable estimate of fair value.

The estimated fair values of Atlantic's financial instruments at December 31, 1999, follow (dollars in thousands):

                                                     Carrying        Fair
                                                      Amount         Value
                                                      ------         -----
    Financial Assets

         Cash and deposits in other banks           $   4,669     $   4,669
         Investment securities                          6,109         6,109
         Loans                                         40,197        40,137
                                                    ---------     ---------

              Total assets valued                    $ 50,975      $ 50,915
                                                     ========      ========

     Financial Liabilities

         Deposits                                    $ 43,889      $ 43,895
         Other borrowings                               4,631         4,631
                                                    ---------     ---------

              Total liabilities valued               $ 48,520      $ 48,526
                                                     ========      ========

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were Atlantic to have disposed of such items at December 31, 1999, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1999, should not necessarily be considered to apply at subsequent dates.

NOTE 15 - REGULATORY CAPITAL MATTERS

The Federal Reserve Board and other bank regulatory agencies have adopted risk-based capital guidelines for banks and bank holding companies. The main objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of banking organizations and to take into account the different risks among banking organizations' assets, liabilities, and off-balance sheet items. Bank regulatory agencies have supplemented the risk-based capital standard with a leverage ratio for Tier I capital to total reported assets.

Failure to meet the capital adequacy guidelines and the framework for prompt corrective actions could initiate actions by the regulatory agencies, which could have a material effect on the consolidated financial statements.

As of December 31, 1999, the most recent notification from the FDIC, Oceanside was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, it will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

                                                                                           To Be Well
                                                                                          Capitalized
                                                                                          Under Prompt
                                                               For Capital              Corrective Action
                                         Actual               Adequacy Purposes            Provisions
                                    ----------------        --------------------       ------------------
                                    Amount     Ratio        > Amount   > Ratio         > Amount   > Ratio
                                    ------     -----        - ------   - -----         - ------   - -----
                                                           (dollars in thousands)
As of December 31, 1999:
     Total Risk-Based Capital
     (To Risk-Weighted Assets)     $ 6,229     13.79%        $ 3,613     8.00%          $ 4,516    10.00%
     Tier I Capital
     (To Risk-Weighted Assets)     $ 5,664     12.54%        $ 1,807     4.00%          $ 2,710     6.00%
     Tier I Capital
     (To Adjusted Total Assets)    $ 5,664     11.09%        $ 2,042     4.00%          $ 2,553     5.00%

As of December 31, 1998:
     Total Risk-Based Capital

     (To Risk-Weighted Assets)     $ 5,364     18.68%         $2,298     8.00%           $2,872    10.00%
     Tier I Capital
     (To Risk-Weighted Assets)     $ 5,002     17.42%         $1,149     4.00%           $1,723     6.00%
     Tier I Capital
     (To Adjusted Total Assets)    $ 5,002     12.92%         $1,548     4.00%           $1,935     5.00%

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 16 - PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for Atlantic BancGroup, Inc. (parent only):

Condensed Balance Sheets as of December 31:                              1999              1998
                                                                         ----              ----
                                                                         (Dollars In Thousands)
Assets
     Cash and cash equivalents                                        $    10         $     --
     Investment in and advances to subsidiary bank                      5,467               --
     Investment in mortgage banking subsidiary                             18               --
     Other assets                                                         651               --
                                                                      -------         --------
     Total                                                            $ 6,146         $     --
                                                                      =======         ========
Liabilities and Stockholders' Equity
     Liabilities                                                      $   742         $     --
     Stockholders' equity                                               5,404               --
                                                                      -------         --------
     Total                                                            $ 6,146         $     --
                                                                      =======         ========


                                                                         1999             1998
Condensed Statements of Operations and Stockholders' Equity              ----             ----
Years Ended December 31:                                                 (Dollars In Thousands)

Equity in net income of subsidiary bank                              $   568         $     --
Equity in net loss of mortgage banking subsidiary                         (1)              --
Other income                                                              --
Other expenses                                                           (68)              --
                                                                     -------         --------
Net income                                                               499               --
Stockholders' Equity:
     Beginning of  year                                                5,050               --
     Stock warrants exercised and rounding                                 5               --
     Net change in unrealized holding gains on
         securities in subsidiary bank                                  (150)              --
                                                                     -------         --------

     End of year                                                     $ 5,404         $     --
                                                                     =======         ========
Condensed Statements of Cash Flows
Years Ended December 31:
                                                                         1999             1998
                                                                         ----             ----
                                                                         (Dollars In Thousands)
Operating Activities
Net income                                                             $   499         $     --

Adjustment to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed earnings of subsidiaries                     (567)              --
     Other                                                                 (43)              --
                                                                       -------         --------
Net Cash Used In Operating Activities                                     (111)              --
Net Cash Used by Investing Activities:
     Purchase of facilities                                               (609)              --
Net Cash Provided by Financing Activities:

     Proceeds from other borrowings                                        742               --
     Advances to mortgage banking subsidiary                               (18)              --
     Proceeds from stock warrants exercised                                  6               --
                                                                       -------         --------
Increase in Cash and Cash Equivalents                                       10               --
Cash and Cash Equivalents:
     Beginning of year                                                      --               --
                                                                       -------         --------
     End of year                                                       $    10         $     --
                                                                       =======         ========

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 17 - CHANGE IN ACCOUNTING PRINCIPLE

Atlantic has adopted Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). As a result of adopting SOP 98-5, Atlantic expensed the unamortized balance of its organizational costs as of January 1, 1999, which totaled $95,000. This charge to earnings has been reported as a cumulative effect of a change in accounting principle on the consolidated statement of operations and comprehensive income net of income taxes of $36,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information contained under the section captioned "Election of Directors" in the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000, to be filed with the SEC pursuant to Regulation 14A within 120 days of their registrant's fiscal year end (the "Proxy Statement"), as incorporated herein by reference.

                      SECTION 16(a) REPORTING REQUIREMENTS

Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of Atlantic, and persons who beneficially own more than 10% of Atlantic Common Stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish the Atlantic with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 - Annual Statement of Changes in Beneficial Ownership, Atlantic believes that, during 1999, all filing requirements applicable to reporting persons were met.

ITEM 10. EXECUTIVE COMPENSATION.

The information contained in the sections captioned "Committees of the Board of Directors," and "Executive Compensation" and "Benefits" under "Election of Directors" in the Proxy Statement, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The  information  contained in the section  captioned  "Securities  Ownership of
Management"   under  "Election  of  Directors"  in  the  Proxy   Statement,   is
incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in the section captioned "Certain Relationships and Related Transactions" under "Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

                  2.1 Agreement and Plan of Reorganization dated November 19, 1998, approved April 3, 1999, and completed May 5, 1999

                  3.1 Articles of Incorporation of Atlantic BancGroup, Inc. included in the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 1999

                  3.2      Bylaws of Atlantic BancGroup, Inc.

                  4.1 Specimen Stock Certificate of Atlantic BancGroup, Inc. included in the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 1999

                  4.2      Form of Common Stock Warrant and Agreement

                  10.1 Software License Agreement dated as of October 6, 1997, between Oceanside and File Solutions, Inc.

                  10.2 File Solutions Software Maintenance Agreement dated as of July 15, 1997, between Oceanside and SPARAK Financial Systems, Inc.

                  10.3 Remote Data Processing Agreement dated as of March 3, 1997, between Oceanside and Bankers Data Services, Inc.

                  11 The computation of per share earnings is shown in the consolidated financial statements of Atlantic BancGroup, Inc. and Subsidiaries for December 31, 1999, contained in Item 7, on Page 40 of the Notes to Consolidated Financial Statements

                  21.1     Subsidiaries of the Registrant

                  22.1 Atlantic BancGroup, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000

                  27.1     Financial Data Summary

     (b) Reports on Form 8-K

         A Form 8-K was filed by Atlantic on October 28, 1999, which reported that the common stock for Atlantic BancGroup, Inc. was approved for trading on the "Over the Counter Bulletin Board."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville Beach, State of Florida, on the 15th day of March, 1999.


                                          ATLANTIC BANCGROUP, INC.

                                          /s/ M. Michael Witherspoon
                                          --------------------------
                                          M. Michael Witherspoon
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 15th day of March, 1999.

Signature                                   Title
---------                                   -----
/s/     Donald F. Glisson, Jr.              Chairman of the Board
---------------------------------------
        Donald F. Glisson, Jr.

 /s/    M. Michael Witherspoon              President and Chief Executive Officer
---------------------------------------
        M. Michael Witherspoon

 /s/    David L. Young                      Executive Vice President, Chief Financial Officer,
---------------------------------------     and Corporate Secretary
        David L. Young

 /s/    Frank J. Cervone                    Director
---------------------------------------
        Frank J. Cervone

 /s/    Barry W. Chandler                   Director
---------------------------------------
        Barry W. Chandler

 /s/    Jimmy D. Dubberly                   Director
---------------------------------------
        Jimmy D. Dubberly

 /s/    Robin H. Scheiderman                Director
---------------------------------------
        Robin H. Scheiderman

/s/     G. Keith Watson                     Director
---------------------------------------
        G. Keith Watson

 /s/    Conrad L. Williams                  Director
---------------------------------------
        Conrad L. Williams

 /s/    Dennis M. Wolfson                   Director
---------------------------------------
        Dennis M. Wolfson

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

                                   Form 10-KSB
                     For Fiscal Year Ended December 31, 1999

                                  EXHIBIT INDEX

Exhibit

                                   No. Exhibit

  2.1 Agreement and Plan of Reorganization dated November 19, 1998, approved April 3, 1999, and completed May 5, 1999

  3.2          Bylaws of Atlantic BancGroup, Inc.

  4.2          Form of Common Stock Warrant and Agreement

  10.1 Software License Agreement dated as of October 6, 1997, between Oceanside and File Solutions, Inc.

  10.2 File Solutions Software Maintenance Agreement dated as of July 15, 1997, between Oceanside and SPARAK Financial Systems, Inc.

  10.3 Remote Data Processing Agreement dated as of March 3, 1997, between Oceanside and Bankers Data Services, Inc.

  21.1         Subsidiaries of the Registrant

  22.1 Atlantic BancGroup, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2000

  27.1         Financial Data Summary