Form 10QSB
period 2000-03-31
ATLANTIC BANCGROUP INC
filed 2000-05-15
CIK 1087790

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR

                        15 (d) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                         Commission File Number 0-25505


                            ATLANTIC BANCGROUP, INC.
        -----------------------------------------------------------------
        (Exact Name of small business issuer as specified in its charter)

          Florida                                                59-3543956
--------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


710 N. Third Street, Jacksonville Beach, Florida                      32250
-------------------------------------------------                   ---------
(Address of Principal Executive Offices)                            (Zip Code)



(Issuer's telephone number including area code)  (904) 247-9494
                                                 --------------


         Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class                                      Outstanding as of May 10, 2000
---------------                                 ------------------------------
Common Stock                                    Common Stock - 595,350
  Par Value $0.10 per share

Warrants to purchase Common Stock               Warrants - 593,510
  at $10.00 per share

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

               FORM 10-QSB - FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                                 PAGE
                                                                                                NUMBER
REPORT OF INDEPENDENT ACCOUNTANTS                                                                   3

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
                  and December 31, 1999                                                             4

                  Consolidated Statements of Operations and Comprehensive Income
                  for the Three Months Ended March 31, 2000 and 1999 (Unaudited)                    5

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2000 and 1999 (Unaudited)                                  6

                  Consolidated Statement of Changes in Stockholders' Equity (Unaudited)             7

                  Notes to Consolidated Financial Statements (Unaudited)                            8

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                        13


PART II - OTHER INFORMATION                                                                        20


SIGNATURES                                                                                         21

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiaries
Jacksonville Beach, Florida

We have reviewed the accompanying condensed consolidated balance sheets of Atlantic BancGroup, Inc., and its wholly-owned subsidiaries ("Atlantic"), Oceanside Bank ("Oceanside") and Oceanside Mortgage Group, Inc. ("Oceanside Mortgage") as of March 31, 2000, and the related consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999, and the related consolidated statement of stockholders' equity for the three month period ended March 31, 2000. These consolidated financial statements are the responsibility of Atlantic's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Basedupon our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated February 3, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

STEVENS, SPARKS & COMPANY, P.A.
Jacksonville, Florida
May 10, 2000

                   ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands Except Per Share Data)
                                                                          March 31, 2000            December 31,
                                                                           (Unaudited)                  1999
ASSETS

Cash and due from banks                                                         $3,799                   $4,569
Federal funds sold                                                               4,762                        -
                                                                                ------                   ------
              Total cash and cash equivalents                                    8,561                    4,569
Interest-bearing deposits in other banks                                           113                      100
Investment securities, available-for-sale at fair value                          5,893                    6,109
Loans less allowance for credit losses                                          42,494                   40,197
Facilities                                                                       2,528                    2,489
Other assets                                                                     1,775                      697
                                                                               -------                  -------
                          TOTAL                                                $61,364                  $54,161
                                                                               =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
              Noninterest-bearing                                              $13,057                  $11,084
              NOW accounts                                                       9,031                    7,138
              Money market accounts                                             12,124                   10,787
              Savings accounts                                                   1,181                    1,159
              Time, $100,000 and over                                            5,384                    4,534
              Other time deposits                                               12,128                    9,187
                                                                                -------                  -------
                          Total deposits                                        52,905                   43,889

Other borrowings                                                                 3,042                    4,631
Other accrued expenses and liabilities                                             124                      237
                                                                                -------                  -------
                          Total liabilities                                     56,071                   48,757
                                                                                ------                   ------
Commitments and contingencies                                                        -                        -
                                                                                -------                  -------
Stockholders' equity:
              Common stock                                                           6                        6
              Additional paid-in capital                                         4,213                    4,213
              Retained earnings                                                  1,417                    1,382
              Accumulated other comprehensive income:
                          Net unrealized holding losses on securities             (343)                    (197)
                                                                                -------                  -------
                          Total stockholders' equity                             5,293                    5,404
                                                                                -------                  -------
                          TOTAL                                                $61,364                  $54,161
                                                                               ========                 ========

Book value per common share                                                      $8.89                    $9.08
                                                                               =======                  =======
Common shares outstanding                                                      595,350                  595,350
                                                                               =======                  =======

                   ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)

                                                                                       For the Three Months Ended March 31,
                                                                                          2000                     1999
                                                                                          ----                     ----
Interest and fees on loans                                                               $1,042                     $665
Investment income on investment securities
              and interest-bearing deposits in other banks                                  107                      123
Federal funds sold                                                                            8                       23
                                                                                        -------                  -------
                          Total interest income                                           1,157                      811
                                                                                        -------                  -------
Interest on deposits                                                                        371                      264
Other borrowings and federal funds purchased                                                 60                        -
                                                                                        -------                  -------
                          Total interest expense                                            431                      264
                                                                                        -------                  -------
                          Net interest income before provision for credit losses            726                      547

Provision for credit losses                                                                  24                       80
                                                                                        -------                  -------
                          Net interest income                                               702                      467
                                                                                        -------                  -------
Fees and service charges                                                                     86                       74
Other income                                                                                  7                        2
                                                                                        -------                  -------
                          Total other income                                                 93                       76
                                                                                        -------                  -------
Other expenses:
              Salaries and employee benefits                                                336                      217
              Expenses of bank premises and fixed assets                                    107                       96
              Other operating expenses                                                      306                      133
                                                                                        -------                  -------
                          Total other expenses                                              749                      446
                                                                                        -------                  -------
Income before provision for income taxes                                                     46                       97

Cumulative effect of a change in accounting principle                                         -                      (95)

Provision for income taxes                                                                   11                        -
                                                                                        -------                  -------
Net income                                                                                   35                        2

Other comprehensive income (loss), net of income taxes:
              Unrealized holding losses arising during period                              (146)                     (25)
                                                                                         -------                 -------
Comprehensive income (loss)                                                               $(111)                    $(23)
                                                                                          ======                 =======
Earnings per common share
              Basic                                                                       $0.06                    $   -
                                                                                          ======                  ======
              Dilutive                                                                    $0.05                    $   -
                                                                                          ======                  ======


                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Three Months Ended March 31, 2000 and 1999 (UNAUDITED)
                             (Dollars in Thousands)

                                                                                          For the Three Months Ended March 31,
                                                                                              2000                    1999
Net cash provided (used) by operating activities                                            ($1,082)                  $  241
                                                                                             ------                   ------
Cash flows from investing activities:
              Net (increase) decrease in:
                          Investment securities                                                  67                      423
                          Interest-bearing deposits in other banks                              (13)                       -
                          Loans                                                              (2,321)                  (4,644)
              Purchases of bank premises and equipment, net                                     (86)                       -
                                                                                             ------                   ------
                                      Net cash used by investing activities                  (2,353)                  (4,221)
                                                                                             ------                   ------
Cash flows from financing activities:
              Net increase (decrease) in deposits                                             9,016                     (450)
              Proceeds from other borrowings                                                 (1,589)                      -
                                                                                             ------                   ------

                                      Net cash provided (used) by financing activities        7,427                     (450)
                                                                                              -----                   ------

Increase (decrease) in cash and cash equivalents                                              3,992                   (4,430)

Cash and cash equivalents at beginning of period                                              4,569                    9,777
                                                                                              -----                    -----

Cash and cash equivalents at end of period                                                   $8,561                   $5,347
                                                                                             ======                   ======


                   ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)
                                                                                                              Net
                                                                                                          Unrealized
                                                             Common Stock        Additional                 Holding       Total
                                                         ---------------------    Paid-in     Retained     Losses on  Stockholders'
                                                         Shares         Amount    Capital     Earnings    Securities     Equity
                                                         ------         ------    -------     --------    ----------     ------
                                                                                  (Dollars In Thousands)

Balance, December 31, 1999                               595,350     $     6      $ 4,213      $ 1,382     $(  197)     $ 5,404

Comprehensive income (loss):
              Net income                                      --          --           --           35          --
              Net change in unrealized
                          holding losses on securities        --          --           --           --      (  146)

              Total comprehensive income (loss)               --          --           --           --          --         (111)
                                                         -------     -------      -------      -------     -------      -------
Balance, March 31, 2000                                  595,350     $     6      $ 4,213      $ 1,417     $(  343)     $ 5,293
                                                         =======     =======      =======      =======     =======      =======


                   ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 2000

NOTE 1 - ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Atlantic BancGroup, Inc. ("Atlantic") and its wholly-owned subsidiaries, Oceanside Bank ("Oceanside") and Oceanside Mortgage Group, Inc. ("Oceanside Mortgage"). The consolidated financial statements for the three months ended March 31, 2000 and 1999, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by Atlantic and Oceanside are set forth in Atlantic's consolidated financial statements for the year ended December 31, 1999, and are incorporated herein by reference.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans ("Other Real Estate Owned"). In connection with the determination of the allowance for credit losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review Oceanside's allowances for losses on loans and foreclosed real estate. Such agencies may require Oceanside to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Fair Value of Financial Instruments

Financial instruments of Atlantic consist of cash, due from banks, federal funds sold, investment securities, loans receivable, accrued interest receivable, deposits, other borrowings, accrued interest payable, and off-balance sheet commitments such as commitments to extend credit and standby letters of credit. On an interim basis, management considers the cost of providing estimated fair values by each class of financial instrument to exceed the benefits derived. In management's opinion, the carrying amount of financial instruments approximates fair value.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                          March 31, 2000                   December 31, 1999
                                  --------------------------------      ------------------------
                                                     Estimated                         Estimated
                                      Amortized        Fair              Amortized       Fair
                                        Cost           Value               Cost          Value
                                        ----           -----               ----          -----
Securities available-for-sale:
     Mortgage-backed securities        $ 6,065         $ 5,722            $ 6,255        $ 5,938
     Other                                 171             171                171            171
                                     ---------       ---------         ----------     ----------

                                       $ 6,236         $ 5,893            $ 6,426        $ 6,109
                                       =======         =======            =======        =======


NOTE 3 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding of 595,350 and 594,750 for the three months ended March 31, 2000 and 1999, respectively. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. At March 31, 2000 and 1999, the outstanding warrants totaled 593,510 and 594,110, respectively. The potentially dilutive shares totaled 77,414 for the three months ended March 31, 2000, based on recent trading on the Over-the-Counter Bulletin Board; however, the warrants were not considered dilutive for 1999. The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended March 31, 2000 and 1999 (in thousands except per share data):

                                                                      Three Months Ended March 31,
                                                                       2000                1999
                                                                       ----                ----
     Basic EPS computation:
         Numerator - Net income                                      $     35          $      2
                                                                     --------          --------
         Denominator - Weighted average shares outstanding                595               595
                                                                     --------           -------
         Basic EPS                                                   $   0.06          $      -
                                                                     ========          ========

     Diluted EPS computation:
         Numerator - Net income                                      $     35          $      2
                                                                     --------          --------
         Denominator -
              Weighted average shares outstanding                         595               595
              Warrants                                                     77                 -
                                                                     --------        ----------
                                                                          672               595
                                                                     --------           -------
         Diluted EPS                                                 $   0.05           $     -
                                                                     =======          =========

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

                                                    March 31,   December 31,
                                                     2000          1999
                                                   --------      -------
         Real estate                                $ 24,435      $ 23,283
         Commercial and agricultural                  13,694        12,501
         Installment and other loans                   5,229         5,250
                                                  ----------    ----------
                  Total loans                         43,358        41,034
         Unearned income                                (102)          (99)
         Allowance for credit losses                    (762)         (738)
                                                   ---------     ----------
                  Net loans                         $ 42,494      $ 40,197
                                                    ========      ========


NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

Oceanside's Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for credit losses. Oceanside maintains the allowance for credit losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                                      For the Three      For the Twelve
                                                       Months Ended      Months Ended
                                                      March 31, 2000   December 31, 1999
                                                      --------------   -----------------
         Balance, beginning of period                        $ 738               $ 520
         Recoveries                                              -                   5
         Charged-off loans                                       -                  (8)
         Provision charged to expense                           24                 221
                                                           -------              ------

         Balance, end of period                              $ 762               $ 738
                                                             =====               =====


NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

                                                          March 31,         December 31,
                                                           2000                1999
                                                          --------            ------

     FHLB of Atlanta advances                             $  2,300           $   2,300
     Revolving lines of credit                                 742                 742
     Securities sold under agreements to repurchase              -               1,589
                                                      ------------           ---------

                                                          $  3,042           $   4,631
                                                          ========           =========


FHLB of Atlanta Advances:

On December 29, 1999, Oceanside obtained an advance from FHLB of $2,300,000 collateralized by Oceanside's FHLB capital stock and a blanket lien consisting of wholly-owned residential (1-4 units) first mortgage loans of approximately $4,200,000. This advance matures on December 29, 2000, and carries a current interest rate of 6.35%.

Revolving Lines of Credit:

On February 11, 1999, Atlantic obtained a revolving line of credit in the amount of $50,100 from Columbus Bank and Trust Company ("Columbus"). On August 11, 1999, Atlantic obtained two revolving lines of credit from Columbus totaling $1.0 million, and repaid existing advances under the line of credit dated February 11, 1999. For the remaining two lines of credit, principal and interest at 0.50% below prime are due on August 11, 2000. The proceeds from the lines of credit are to be used to acquire real estate, fund start-up costs for the mortgage banking operations, and provide additional working capital for Atlantic. At March 31, 2000, and December 31, 1999, $742,000 had been advanced to Atlantic under the lines of credit, which are secured by the common stock of Atlantic's wholly-owned banking subsidiary, Oceanside Bank.

Securities Sold Under Agreements to Repurchase:

At December 31, 1999, Oceanside has sold securities under agreements to repurchase with a par value of approximately $1,859,000 and a fair value of approximately $1,757,000 to secure overnight borrowings totaling $1,589,000. The interest rate on this overnight borrowing was 6.5%. At March 31, 2000, all amounts were repaid.

NOTE 7 - STOCKHOLDERS' EQUITY

During the first quarters of 2000 and 1999, no warrants were exercised.

NOTE 8 - DEFERRED COMPENSATION

In 1999, Oceanside's Board of Directors approved a deferred compensation and supplemental retirement plan with a split-dollar life insurance policy on the lives of its directors and executive officers. Under a split-dollar life insurance arrangement, Oceanside will recover its investment plus earnings in the life insurance policy at the date of death of the covered director or executive officer.

In the first quarter of 2000, Oceanside funded this plan with a prepayment of life insurance premiums of $1.1 million. During the second quarter of 2000, the individual life insurance policies on the directors and executive officers are expected to be issued with any necessary accounting entries to record deferred compensation expense. Management does not anticipate that any such adjustments will be material to the financial position or results of operations of Oceanside.

NOTE 9 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Atlantic is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. Financial instruments at March 31, 2000, consisted of commitments to extend credit approximating $6.8 million and letters of credit of $567,000.

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

NOTE 10 - CHANGE IN ACCOUNTING PRINCIPLE

Atlantic has adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). As a result of adopting SOP 98-5, Atlantic expensed the unamortized balance of its organizational costs as of January 1, 1999, which totaled $95,000. This charge to earnings has been reported as a cumulative effect of a change in accounting principle on the consolidated statement of operations and comprehensive income for the three months ended March 31, 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

Atlantic, through its wholly-owned subsidiary, Oceanside, conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). Atlantic's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Atlantic's interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, Atlantic's profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

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

On July 20, 1999, Oceanside Mortgage Group, Inc. (a wholly-owned subsidiary of Atlantic) began mortgage banking operations. On August 13, 1999, Atlantic purchased a building at 710 North Third Street, Jacksonville Beach, Florida, for renovation as its holding company headquarters and operations center. The mortgage banking operations and certain back-office functions of Oceanside Bank were relocated to this building in mid-November 1999. Atlantic purchased the facility for $540,000 and incurred $50,576 on renovations and upgrades. This property was financed under the existing lines of credit.

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

Atlantic expended approximately $40,000 through the periods ended March 31, 2000, in connection with its Year 2000 compliance program. Atlantic experienced no significant problems related to its information technology systems upon arrival of the Year 2000, nor was there any reported interruption in service to its customers of any kind.

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

                         Future Accounting Requirements

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which addresses the accounting for derivative instruments and provides for matching the timing of gain or loss recognition on the hedging instrument. Guidance on identifying derivative instruments is also provided as well as additional disclosures. SFAS 133 has been deferred to become effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier application is permitted with certain exceptions. Management does not anticipate that adoption of SFAS 133 will have a material impact on the financial condition or results of operations of Atlantic.

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

                              Results of Operations
General

Net income for the quarter ended March 31, 2000, was $35,000 as compared with the $2,000 recorded in the same period of 1999. The first quarter 1999 results included a charge to earnings of $95,000 to write-off start-up costs. Cumulative net losses of $27,000 have been recorded from inception (July 21, 1997) to March 31, 2000. Organizational costs, the provision for credit losses, and other overhead and start-up costs associated with a new banking operation contributed to these cumulative losses. The first quarter results for 2000 were lower than the levels reported in the last three quarters of 1999 due to additional administrative and overhead costs associated with the holding company, mortgage banking operations, and the overall growth of Atlantic.

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

                                                                For the Three Months Ended March 31,
                                                           2000                                    1999
                                            -------------------------------------    --------------------------------
                                                          Interest       Average                  Interest    Average
                                              Average        and         Yield/      Average        and        Yield/
                                              Balance     Dividends       Rate       Balance     Dividends      Rate
                                              -------     ---------       ----       -------     ---------      ----
Interest-earning assets:
     Loans                                    $41,975      $ 1,042         9.98%      $27,694      $   665       9.74%
     Investment and mortgage-
         backed securities                      5,996          106         7.11%        7,659          121       6.41%
     Other interest-earning assets                900            9         4.02%        1,973           25       5.14%
                                           ----------   ----------                  ---------     --------

         Total interest-earning assets         48,871        1,157         9.52%       37,326          811       8.81%
                                                           -------                                 -------

Noninterest-earning assets                      5,835                                   4,534
                                            ---------                               ---------

         Total assets                         $54,706                                 $41,860
                                              =======                                 =======

Interest-bearing liabilities:
     Demand, money market
         and NOW deposits                     $17,151          141         3.31%      $15,030           89       2.40%
     Savings                                    1,182            7         2.38%          913            4       1.78%
     Certificates of deposit                   15,581          223         5.76%       12,640          171       5.49%
     Other                                      3,755           60         6.43%           45            -       0.00%
                                            ---------    ---------                -----------   ----------

         Total interest-bearing liabilities    37,669          431         4.60%       28,628          264       3.74%
                                                          --------                                 -------

Noninterest-bearing liabilities                11,759                                   8,137
Stockholders' equity                            5,278                                   5,095
                                            ---------                               ---------

         Total liabilities and

              stockholders' equity            $54,706                                 $41,860
                                              =======                                 =======

Net interest income before provision
    for credit losses                                     $    726                                 $   547
                                                          ========                                 =======

Interest-rate spread                                                       4.92%                                 5.07%
                                                                           =====                                 =====

Net interest margin                                                        5.97%                                 5.88%
                                                                           =====                                 =====

Ratio of average interest-earning assets to
    average interest-bearing liabilities      129.74%                                 130.38%
                                              =======                                 =======

            Comparison of Three Months Ended March 31, 2000 and 1999

Interest Income and Expense

Interest Income. Interest income was $1,157,000 and $811,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in interest income of $346,000, or 43%, in the first quarter of 2000 over the same period of 1999 is due to higher levels of earning assets and the change in mix of assets resulting from the growth in loans shown herein. The change in mix along with moderate increases in the average yield on loans of 9.98% in 2000 as compared with 9.74% in 1999 produced an increase in the yield on earning assets from 8.81% in 1999 to 9.52% in 2000.

Interest Expense. Interest expense was $431,000 and $264,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in interest expense of $167,000, or 63%, in the first quarter of 2000 over the same period of 1999 is due to the growth in deposits shown herein and increases in the average cost of funds.

Net Interest Income. Net interest income before provision for credit losses was $726,000 and $547,000 for the three months ended March 31, 2000 and 1999, respectively. The net interest margin for the first quarter of 2000 was 5.97% as compared with the net interest margin in 1999 of 5.88%, an increase of 9 basis points. The average loan-to-deposit ratio for the three months ended March 31, 2000, increased to approximately 92% from 76% for the same period in 1999. Improvements in the loan-to-deposit ratio and the shift in the mix from lower yielding assets to higher yielding loans contributed to the higher net interest margin. Loans represented approximately 86% of interest-earning assets in 2000 as compared with 74% in 1999.

Provision and Allowance for Loan Losses

Oceanside has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the credit loss allowance will not be required.

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

At March 31, 2000, Atlantic had three loans totaling approximately $27,000 classified as substandard and no loans classified as doubtful or loss. All of the substandard loans were performing and there were no impaired loans as of March 31, 2000.

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

Activity in the allowance for credit losses follows (dollars in thousands):

                                           For the Three      For the Twelve
                                            Months Ended      Months Ended
                                           March 31, 2000   December 31, 1999
                                           --------------   -----------------

         Balance, beginning of period             $ 738               $ 520
         Recoveries                                   -                   5
         Charged-off loans                            -                  (8)
         Provision charged to expense                24                 221
                                                -------              ------

         Balance, end of period                   $ 762               $ 738
                                                  =====               =====

At March 31, 2000, the allowance for credit losses amounted to $762,000, or 1.76% of outstanding loans. At December 31, 1999, the allowance for credit losses amounted to $738,000, or 1.80% of outstanding loans. Atlantic's provision for credit losses was $24,000 and $80,000 for the three months ended March 31, 2000 and 1999, respectively.

Noninterest Income and Expense

Noninterest Income. Total other income increased to $93,000 for the three months ended March 31, 2000, compared to $76,000 for the three months ended March 31, 1999. The growth in the number of deposit accounts subject to service fees has contributed to this favorable trend.

Noninterest Expense. Total other expenses increased to $749,000 for the three months ended March 31, 2000, compared to $446,000 for the three months ended March 31, 2000. This increase of $303,000, or 68%, reflects the growth in holding company and mortgage banking operations as well as the overall growth of Oceanside. Personnel costs have grown $119,000, or 55%. Expenses of bank premises and fixed assets were $11,000 higher in 2000 over 1999 due to the acquisition of the holding company and mortgage banking operations center. Other operating expenses have increased from $133,000 in 1999 to $306,000 in 2000 due to higher administrative costs such as audit and legal, networking communications for the three locations, relocation costs, supplies and stationary, and the overall growth of Atlantic.

Provision for Income Taxes

In late-1999, Atlantic began generating taxable income in excess of net operating losses that had not been recognized for book purposes until then. All net operating losses were recognized in 1999 and Atlantic began recording a provision for income taxes in 2000. For the quarter ended March 31, 2000, income taxes of $11,000 were recorded.

                               Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three months ended March 31, 2000):

                                                                             Three Months Ended      Year Ended
                                                                                 March 31,          December 31,
                                                                                 2000                  1999
                                                                         -------------------      ---------
         Return on average assets                                                  0.26%                 1.06%
         Return on average equity                                                  2.67%                 9.83%
         Interest-rate spread during the period                                    4.92%                 5.03%
         Net interest margin                                                       5.97%                 5.96%
         Allowance for credit losses to period end loans                           1.76%                 1.80%
         Net charge-offs to average loans                                            - %                 0.01%
         Nonperforming assets to period end loans and foreclosed property            - %                   - %
         Nonperforming assets to period end total assets                             - %                   - %

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

Management expects to meet its liquidity needs with:

     o available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $8.7 million at March 31, 2000;
     o maturities of investment securities totaling $1.6 million in the 12 months following March 31, 2000;
     o    the repayment of loans;
     o    growth in deposits; and,
     o    if necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $4.9 million at March 31, 2000, as compared to $100,000 at December 31, 1999. These funds are a primary source of Atlantic's liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for Atlantic's loan portfolio and other earning assets. Atlantic's core deposits were $47.5 million at March 31, 2000, and $39.4 million at December 31, 1999. Management anticipates that a stable base of deposits will be Atlantic's primary source of funding to meet both its short-term and long-term liquidity needs in the future. Since December 31, 1999, Atlantic has experienced growth in each category of core deposits.

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

Atlantic uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At March 31, 2000, Atlantic had commitments to originate loans totaling $6.8 million, and had issued, but unused, letters of credit of $567,000 for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following March 31, 2000, total $14.4 million. Management believes that Atlantic has adequate resources to fund all its commitments, that substantially all of its existing commitments will be funded within 12 months and, if so desired, that Atlantic can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Oceanside exceeded its minimum regulatory capital ratios as of March 31, 2000, as reflected in the following table, which sets forth Oceanside's regulatory capital position (dollars in thousands):

                                                          Actual              Minimum(1)       Well-Capitalized(2)
                                                      Amount     %          Amount      %         Amount       %
                                                      ------ ---------      ------   -------      ------     -----

Total Capital (to Risk-Weighted Assets)              $ 6,318    13.79%      $ 3,666    8.00%      $ 4,582     10.00%
Tier I Capital (to Risk-Weighted Assets)             $ 5,743    12.53%      $ 1,833    4.00%      $ 2,749      6.00%
Tier I Capital (to Average Assets)                   $ 5,743    10.63%      $ 2,161    4.00%      $ 2,701      5.00%


(1)  The minimum required for adequately capitalized purposes.
(2)  To  be  "well-capitalized"   under  the  FDIC's  Prompt  Corrective  Action
     regulations.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES



PART II:      OTHER INFORMATION

              Item 1.      Legal Proceedings.
                           None.

              Item 2.      Changes in Securities and Use of Proceeds.
                           None.

              Item 3.      Defaults upon Senior Securities.
                           None.

              Item 4.      Submission of Matters to a Vote of Security Holders.
                           None.

              Item 5.      Other Information.
                           None.

              Item 6.      Exhibits and Reports on Form 8-K.

                           a)   Exhibits.
                                -----------
                                     Exhibit 27 - Financial Data Schedule.

                           b)   Reports on Form 8-K.
                                -------------------
                                     None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Atlantic BancGroup, Inc.

Date:  May 10, 2000                      /s/ Barry L. Chandler
     --------------------                ---------------------
                                         Barry L. Chandler
                                         President and Chief Executive Officer



Date:  May 10, 2000                      /s/ David L. Young
     --------------------                ------------------
                                         David L. Young
                                         Executive Vice President,
                                         Chief Financial Officer, and
                                         Corporate Secretary