Form 10QSB
period 2000-06-30
ATLANTIC BANCGROUP INC
filed 2000-08-14
CIK 1087790

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR

                        15 (d) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                        Commission File Number 001-15061

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



                                 (904) 247-9494
                                 --------------
                 (Issuer's telephone number including area code)


         Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   [ X ]     No   [   ]
      -----          -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class                                    Outstanding as of August 7, 2000
---------------                               --------------------------------
Common Stock                                  Common Stock - 595,350
  Par Value $0.10 per share

Warrants to purchase Common Stock             Warrants - 593,510
  at $10.00 per share

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

                FORM 10-QSB - FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX
                                     ------

                                                                                                   PAGE
                                                                                                  NUMBER

REPORT OF INDEPENDENT ACCOUNTANTS                                                                   3

PART I - FINANCIAL INFORMATION

         Item 1 -          Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
                  and December 31, 1999                                                             4

                  Consolidated Statements of Operations and Comprehensive Income
                  for the Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)             5

                  Condensed Consolidated Statements of Cash Flows for the Three and Six
                  Months Ended June 30, 2000 and 1999 (Unaudited)                                   6

                  Consolidated Statement of Changes in Stockholders' Equity (Unaudited)             7

                  Notes to Consolidated Financial Statements (Unaudited)                            8

         Item 2 -          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                               13


PART II - OTHER INFORMATION                                                                        21


SIGNATURES                                                                                         23

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiaries
Jacksonville Beach, Florida

We have reviewed the accompanying condensed consolidated balance sheets of Atlantic BancGroup, Inc., and its wholly-owned subsidiaries ("Atlantic"), Oceanside Bank ("Oceanside") and Oceanside Mortgage Group, Inc. ("Oceanside Mortgage") as of June 30, 2000, and the related consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows for the three and six month periods ended June 30, 2000 and 1999 and the related consolidated statement of changes in stockholders' equity for the six month period ended June 30, 2000. These consolidated financial statements are the responsibility of Atlantic's management.

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

Based upon our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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

STEVENS, SPARKS & COMPANY, P.A.
Jacksonville, Florida
August 7, 2000

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands Except Per Share Data)

                                                              June 30, 2000      December 31,
                                                               (Unaudited)           1999
                                                            --------------    ---------------
ASSETS
Cash and due from banks                                          $   4,039         $   4,569
Federal funds sold                                                   7,415                --
                                                                 ---------         ---------
        Total cash and cash equivalents                             11,454             4,569
Interest-bearing deposits in other banks                               116               100
Investment securities, available-for-sale at fair value              5,657             6,109
Loans less allowance for credit losses                              44,835            40,197
Facilities                                                           2,612             2,489
Other assets                                                         1,814               697
                                                                 ---------         ---------

              TOTAL                                              $  66,488         $  54,161
                                                                 =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing                                      $  13,284         $  11,084
        NOW accounts                                                11,014             7,138
        Money market accounts                                       12,728            10,787
        Savings accounts                                             1,140             1,159
        Time, $100,000 and over                                      6,594             4,534
        Other time deposits                                         13,090             9,187
                                                                 ---------         ---------

              Total deposits                                        57,850            43,889

Other borrowings                                                     3,042             4,631
Other accrued expenses and liabilities                                 192               237
                                                                 ---------         ---------

              Total liabilities                                     61,084            48,757
                                                                 ---------         ---------

Commitments and contingencies                                           --                --
                                                                 ---------         ---------

Stockholders' equity:
        Common stock                                                     6                 6
        Additional paid-in capital                                   4,213             4,213
        Retained earnings                                            1,537             1,382
        Accumulated other comprehensive income:
              Net unrealized holding losses on securities             (352)             (197)
                                                                 ---------         ---------

              Total stockholders' equity                             5,404             5,404
                                                                 ---------         ---------

              TOTAL                                              $  66,488         $  54,161
                                                                 =========         =========

Book value per common share                                      $    9.08         $    9.08
                                                                 =========         =========

Common shares outstanding                                          595,350           595,350
                                                                 =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)


                                                         For the Three Months Ended June 30,   For the Six Months Ended June 30,
                                                         -----------------------------------   ---------------------------------
                                                                 2000            1999                2000             1999
                                                          --------------     ---------------   ---------------    --------------
Interest and fees on loans                                     $ 1,143         $   755             $ 2,185         $ 1,420
Investment income on investment securities
     and interest-bearing deposits in other banks                   95             114                 202             237
Federal funds sold                                                  57              10                  65              33
                                                               -------         -------             -------         -------
        Total interest income                                    1,295             879               2,452           1,690
                                                               -------         -------             -------         -------

Interest on deposits                                               429             282                 800             546
Other borrowings and federal funds purchased                        87               2                 147               2
                                                               -------         -------             -------         -------
        Total interest expense                                     516             284                 947             548
                                                               -------         -------             -------         -------

        Net interest income before provision                       779             595               1,505           1,142
           for credit losses

Provision for credit losses                                         25              43                  49             123
                                                               -------         -------             -------         -------

        Net interest income                                        754             552               1,456           1,019
                                                               -------         -------             -------         -------

Fees and service charges                                            90              83                 176             157
Other income                                                        14               9                  21              11
                                                               -------         -------             -------         -------
        Total other income                                         104              92                 197             168
                                                               -------         -------             -------         -------

Other expenses:
     Salaries and employee benefits                                155             241                 491             458
     Expenses of bank premises and fixed assets                    145              93                 252             189
     Other operating expenses                                      358             220                 664             353
                                                               -------         -------             -------         -------
        Total other expenses                                       658             554               1,407           1,000
                                                               -------         -------             -------         -------

Income before provision for income taxes                           200              90                 246             187

Cumulative effect of a change in accounting principle               --              --                  --             (95)

Provision for income taxes                                          80              --                  91              --
                                                               -------         -------             -------         -------

Net income                                                         120              90                 155              92

Other comprehensive income (loss), net of income taxes:

     Unrealized holding losses arising during period                (9)           (188)               (155)           (213)
                                                               -------         -------             -------         -------

Comprehensive income (loss)                                    $   111         $   (98)            $    --         $  (121)
                                                               =======         =======             =======         =======

Earnings per common share
     Basic                                                     $  0.20         $  0.15             $  0.26         $  0.15
                                                               =======         =======             =======         =======
     Dilutive                                                  $  0.18         $    --             $  0.23         $    --
                                                               =======         =======             =======         =======


The accompanying notes are an integral part of these consolidated financial statements.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)


                                                      For the Three Months Ended June 30,      For the Six Months Ended June 30,
                                                      -----------------------------------      ---------------------------------
                                                           2000                 1999                2000               1999
                                                       --------------      --------------      --------------     --------------

Net cash provided (used) by operating activities          $    230           $    153           $   (852)          $    394
                                                          --------           --------           --------           --------
Cash flows from investing activities:
Net (increase) decrease in:

        Investment securities                                  220                471                287                894
        Interest-bearing deposits in other banks                (3)                --                (16)                --
        Loans                                               (2,367)            (2,138)            (4,688)            (6,782)
     Purchases of bank premises and
        equipment, net                                        (132)               (60)              (218)               (60)
                                                          --------           --------           --------           --------

           Net cash used by investing activities            (2,282)            (1,727)            (4,635)            (5,948)
                                                          --------           --------           --------           --------

Cash flows from financing activities:

     Net increase (decrease) in deposits                     4,945              4,142             13,961              3,692
     Proceeds from (repayments of)
        other borrowings                                        --                 50             (1,589)                50
                                                          --------           --------           --------           --------

           Net cash provided (used) by
                financing activities                         4,945              4,192             12,372              3,742
                                                          --------           --------           --------           --------

Increase (decrease) in cash and cash equivalents             2,893              2,618              6,885             (1,812)

Cash and cash equivalents at beginning of period             8,561              5,347              4,569              9,777
                                                          --------           --------           --------           --------

Cash and cash equivalents at end of period                $ 11,454           $  7,965           $ 11,454           $  7,965
                                                          ========           ========           ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                      Net
                                                                                                   Unrealized
                                              Common Stock         Additional                        Holding          Total
                                         -----------------------    Paid-in         Retained        Losses on     Stockholders'
                                           Shares       Amount      Capital         Earnings       Securities        Equity
                                         -----------------------  -------------  --------------  --------------  ----------------
                                                                           (Dollars In Thousands)
Balance, December 31, 1999                595,350      $      6      $  4,213       $  1,382       $   (197)        $  5,404

Net income                                     --            --            --            155             --               --
Net change in unrealized
   holding losses on securities                --            --            --             --           (155)              --

Total comprehensive income (loss)              --            --            --             --             --               --
                                         --------      --------      --------       --------       --------         --------

                                          595,350      $      6      $  4,213       $  1,537       $   (352)        $  5,404
                                         ========      ========      ========       ========       ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

NOTE 1 - ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Atlantic BancGroup, Inc. ("Atlantic") and its wholly-owned subsidiaries, Oceanside Bank ("Oceanside") and Oceanside Mortgage Group, Inc. ("Oceanside Mortgage"). The consolidated financial statements for the three and six months ended June 30, 2000 and 1999, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by Atlantic and Oceanside are set forth in Atlantic's consolidated financial statements for the year ended December 31, 1999, and are incorporated herein by reference.

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

On May 25, 2000, the board of directors of Atlantic voted to merge the mortgage banking operations of Oceanside Mortgage into Oceanside. This transaction has been approved by the federal and state regulators and is expected to be completed in July 2000.

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

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000


NOTE 1 - ACCOUNTING POLICIES (Continued)

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

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                              June 30, 2000                  December 31, 1999
                                       -------------------------------  ---------------------------
                                                          Estimated                     Estimated
                                         Amortized           Fair         Amortized       Fair
                                           Cost             Value           Cost          Value
                                           ----             -----           ----          -----
Securities available-for-sale:
     Mortgage-backed securities           $ 5,838           $ 5,486        $ 6,255        $ 5,938
     Other                                    171               171            171            171
                                        ---------         ---------     ----------     ----------

                                          $ 6,009           $ 5,657        $ 6,426        $ 6,109
                                          =======           =======        =======        =======


NOTE 3 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding of 595,350 and 594,904 for the three months ended June 30, 2000 and 1999, respectively. The weighted average number of common shares outstanding for the six months ended June 30, 2000 and 1999 totaled 595,350 and 594,827, respectively. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. At June 30,
2000 and 1999, the outstanding warrants totaled 593,510 and 593,710, respectively. The potentially dilutive shares totaled 77,414 and 76,965, respectively, for the three and six months ended June 30, 2000, based on recent trading on the Over-the-Counter Bulletin Board; however, the warrants were not considered dilutive for 1999. The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended June 30, 2000 and 1999 (in thousands except per share data):

                                                                        Three Months Ended June 30,
                                                                         2000               1999
                                                                         ----               ----
     Basic EPS computation:
         Numerator - Net income                                        $    120           $    90
                                                                       --------           -------
         Denominator - Weighted average shares outstanding                  595               595
                                                                       --------           -------
         Basic EPS                                                     $   0.20           $  0.15
                                                                       ========           =======
     Diluted EPS computation:
         Numerator - Net income                                        $    120           $    90
                                                                       --------           -------
         Denominator -
              Weighted average shares outstanding                           595               595
              Warrants                                                       77                 -
                                                                       --------           -------
                                                                            672               595
                                                                       --------           -------
         Diluted EPS                                                   $   0.18           $  0.15
                                                                       ========           =======

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000


NOTE 3 - COMPUTATION OF PER SHARE EARNINGS (Continued)


                                                                        Six Months Ended June 30,
                                                                         2000               1999
                                                                         ----               ----
     Basic EPS computation:
         Numerator - Net income                                        $    155           $    92
                                                                       --------           -------
         Denominator - Weighted average shares outstanding                  595               595
                                                                       --------           -------
         Basic EPS                                                     $   0.26           $  0.15
                                                                       ========           =======
     Diluted EPS computation:
         Numerator - Net income                                        $    155           $    92
                                                                       --------           -------
         Denominator -
              Weighted average shares outstanding                           595               595
              Warrants                                                       77                 -
                                                                       --------           -------
                                                                            672               595
                                                                       --------           -------
         Diluted EPS                                                   $   0.23           $  0.15
                                                                       ========           =======


NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

                                                                    June 30,          December 31,
                                                                      2000                1999
                                                                   ----------         ------------
         Real estate                                                $  25,054            $  23,283
         Commercial and agricultural                                   15,263               12,501
         Installment and other loans                                    5,434                5,250
                                                                    ----------           ---------
                  Total loans                                          45,751               41,034
         Unearned income                                                 (130)                 (99)
         Allowance for credit losses                                     (786)                (738)
                                                                    ---------            ---------
                  Net loans                                         $  44,835            $  40,197
                                                                    =========            =========

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

Oceanside's Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for credit losses. Oceanside maintains the allowance for credit losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                             For the Six      For the Twelve
                                             Months Ended      Months Ended
                                            June 30, 2000    December 31, 1999
                                            -------------    -----------------
         Balance, beginning of period            $ 738              $ 520
         Recoveries                                  -                  5
         Charged-off loans                         (1)                (8)
         Provision charged to expense               49                221
                                               -------             ------
         Balance, end of period                  $ 786              $ 738
                                                 =====              =====

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000



NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

                                                    June 30,      December 31,
                                                      2000            1999
                                                    --------      ------------
     FHLB of Atlanta advances                       $  2,300       $   2,300
     Revolving lines of credit                           742             742
     Securities sold under agreements
      to repurchase                                        -           1,589
                                                  ----------       ---------
                                                    $  3,042       $   4,631
                                                    ========       =========

FHLB of Atlanta Advances:

On December 29, 1999, Oceanside obtained an advance from FHLB of $2,300,000 collateralized by Oceanside's FHLB capital stock and a blanket lien consisting of wholly-owned residential (1-4 units) first mortgage loans of approximately $4,200,000. This advance matures on December 29, 2000, and carries a current interest rate of 6.85%.

Revolving Lines of Credit:

On February 11, 1999, Atlantic obtained a revolving line of credit in the amount of $50,100 from Columbus Bank and Trust Company ("Columbus"). On August 11, 1999, Atlantic obtained two revolving lines of credit from Columbus totaling $1.0 million, and repaid existing advances under the line of credit dated February 11, 1999. For the remaining two lines of credit, principal and interest at 0.50% below prime are due on August 11, 2000. The proceeds from the lines of credit are to be used to acquire real estate, fund start-up costs for the mortgage banking operations, and provide additional working capital for Atlantic. At June 30, 2000, and December 31, 1999, $742,000 had been advanced to Atlantic under the lines of credit, which are secured by the common stock of Atlantic's wholly-owned banking subsidiary, Oceanside Bank.

Securities Sold Under Agreements to Repurchase:

At December 31, 1999, Oceanside has sold securities under agreements to repurchase with a par value of approximately $1,859,000 and a fair value of approximately $1,757,000 to secure overnight borrowings totaling $1,589,000. The interest rate on this overnight borrowing was 6.5%. At June 30, 2000, all amounts were repaid.

NOTE 7 - STOCKHOLDERS' EQUITY

During the first two quarters of 2000 and 1999, no warrants were exercised.

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

In the first quarter of 2000, Oceanside funded this plan with a prepayment of life insurance premiums of $1.1 million. During the third quarter of 2000, the individual life insurance policies on the directors and executive officers are expected to be issued with any necessary accounting entries to record deferred compensation expense. Management does not anticipate that any such adjustments will be material to the financial position or results of operations of Oceanside.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000


NOTE 9 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Atlantic is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. Financial instruments at June 30, 2000, consisted of commitments to extend credit approximating $7.8 million and letters of credit of $567,000.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a number of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

NOTE 10 - CHANGE IN ACCOUNTING PRINCIPLE

Atlantic has adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). As a result of adopting SOP 98-5, Atlantic expensed the unamortized balance of its organizational costs as of January 1, 1999, which totaled $95,000. This charge to earnings has been reported as a cumulative effect of a change in accounting principle on the consolidated statement of operations and comprehensive income for the six months ended June 30, 2000.

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

Atlantic expended approximately $40,000 since the inception of its Year 2000 compliance program. Atlantic experienced no significant problems related to its information technology systems upon arrival of the Year 2000, nor was there any reported interruption in service to its customers of any kind.

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

                              Results of Operations

General

Net income for the three and six months ended June 30, 2000, was $120,000 and $155,000, respectively, as compared with the $90,000 and $92,000 recorded in the same periods of 1999. The first quarter 1999 results included a charge to earnings of $95,000 to write-off start-up costs. 1999 results also included no provision for income taxes as Atlantic was able to utilize net operating losses from prior periods. Income before cumulative effect of a change in accounting principle and provision for income taxes increased $110,000 and $59,000, respectively, for the three and six months ended June 30, 2000, as compared with the same periods in 1999, or 122.2% and 31.6%, respectively. Growth in earning assets, a strong net interest margin, and decreases in the provision for credit losses contributed to improved operating results.

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

                                                              For the Six Months Ended June 30,
                                                                          2000                           1999
                                                           ---------------------------------     ---------------------
                                                            Interest     Average                 Interest      Average
                                              Average         and         Yield/     Average       and          Yield/
                                              Balance      Dividends       Rate      Balance     Dividends      Rate
                                              -------      ---------       ----      -------    ----------      ----
Interest-earning assets:
     Loans                                    $43,662      $ 2,185        10.06%      $29,065      $ 1,420       9.80%
     Investment and mortgage-
         backed securities                      5,883          202         6.90%        7,402          232       6.29%
     Other interest-earning assets              2,366           65         5.52%        1,577           38       4.83%
                                             --------   ----------                  ---------     --------

         Total interest-earning assets         51,911        2,452         9.50%       38,044        1,690       8.91%
                                                           -------                                 -------

Noninterest-earning assets                      6,332                                   5,412
                                            ---------                               ---------

         Total assets                         $58,243                                 $43,456
                                              =======                                 =======
Interest-bearing liabilities:
     Demand, money market
         and NOW deposits                     $18,679          295         3.18%      $15,059          194       2.58%
     Savings                                    1,258           16         2.56%          999           10       2.01%
     Certificates of deposit                   16,869          489         5.83%       12,815          342       5.35%
     Other                                      3,399          147         8.70%          104            2       3.86%
                                            ---------     --------                -----------   ----------
         Total interest-bearing liabilities    40,205          947         4.74%       28,977          548       3.79%
                                                          --------                                 -------

Noninterest-bearing liabilities                12,734                                   9,396
Stockholders' equity                            5,304                                   5,083
                                            ---------                               ---------
         Total liabilities and
              stockholders' equity            $58,243                                 $43,456
                                              =======                                 =======

Net interest income before provision
    for credit losses                                      $ 1,505                                 $ 1,142
                                                           =======                                 =======
Interest-rate spread                                                       4.76%                                 5.12%
                                                                           =====                                 =====
Net interest margin                                                        5.83%                                 6.02%
                                                                           =====                                 =====
Ratio of average interest-earning assets to
    average interest-bearing liabilities      129.12%                                 131.29%
                                              =======                                 =======

             Comparison of Three Months Ended June 30, 2000 and 1999

Interest Income and Expense

Interest Income. Interest income was $1,295,000 and $879,000 for the three months ended June 30, 2000 and 1999, respectively. The increase in interest income of $416,000, or 47.3%, in the second quarter of 2000 over the same period of 1999 is due to higher levels of earning assets (an increase of 41.8%) and the change in mix of assets. Loans as a percentage of total earning assets improved to 82.5% in the second quarter of 2000 as compared with 78.5% in 1999. The change in mix along with moderate increases in the average yield on loans of 10.14% in 2000 as compared with 9.95% in 1999 produced an increase in the yield on earning assets from 9.10% in 1999 to 9.48% in 2000.

Interest Expense. Interest expense was $516,000 and $284,000 for the three months ended June 30, 2000 and 1999, respectively. The increase in interest expense of $232,000, or 81.7%, in the second quarter of 2000 over the same period of 1999 is due to the growth in deposits, increases in the average cost of funds, and the financing of the building acquired on August 13, 1999, for renovation as its holding company headquarters and operations center.

Net Interest Income. Net interest income before provision for credit losses was $779,000 and $595,000 for the three months ended June 30, 2000 and 1999, respectively. The net interest margin for the second quarter of 2000 was 5.70% as compared with the net interest margin in 1999 of 6.16%, a decrease of 46 basis points. The average loan-to-deposit ratio for the three months ended June 30, 2000, increased to approximately 85% from 77% for the same period in 1999. Improvements in the loan-to-deposit ratio and the shift in the mix from lower yielding assets to higher yielding loans were offset by the increase in average cost of funds of 98 basis points leaving the net interest margin at 5.70% for 2000 versus 6.16% for 1999.

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

At June 30, 2000, Atlantic had three loans totaling approximately $25,000 classified as substandard and no loans classified as doubtful or loss. All of the substandard loans were performing and there were no impaired loans as of June 30, 2000.

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

Activity in the allowance for credit losses follows (dollars in thousands):

                                            For the Six       For the Twelve
                                            Months Ended      Months Ended
                                           June 30, 2000    December 31, 1999
                                           -------------    -----------------

         Balance, beginning of period             $ 738               $ 520
         Recoveries                                   -                   5
         Charged-off loans                          (1)                 (8)
         Provision charged to expense                49                 221
                                                -------              ------

         Balance, end of period                   $ 786               $ 738
                                                  =====               =====

At June 30, 2000, the allowance for credit losses amounted to $786,000, or 1.72% of outstanding loans. At December 31, 1999, the allowance for credit losses amounted to $738,000, or 1.80% of outstanding loans. Atlantic's provision for credit losses was $25,000 and $43,000 for the three months ended June 30, 2000 and 1999, respectively.

Noninterest Income and Expense

Noninterest Income. Total other income increased to $104,000, or 13.0%, for the three months ended June 30, 2000, compared to $92,000 for the three months ended June 30, 1999. The growth in the number of deposit accounts subject to service fees has contributed to this favorable trend.

Noninterest Expense. Total other expenses increased to $658,000 for the three months ended June 30, 2000, compared to $554,000 for the three months ended June 30, 1999. This increase of $104,000, or 18.8%, reflects the growth in holding company and mortgage banking operations as well as the overall growth of Oceanside. The second quarter of 2000 includes salary continuation payments for the former CEO of Atlantic under the terms of his resignation. Such payments are scheduled to continue until early-October 2000.

Provision for Income Taxes

In late-1999, Atlantic began generating taxable income in excess of net operating losses that had not been recognized for book purposes until then. All net operating losses were recognized in 1999 and Atlantic began recording a provision for income taxes in 2000. For the quarter ended June 30, 2000, income taxes of $80,000 were recorded, an effective rate of 40%.

              Comparison of Six Months Ended June 30, 2000 and 1999

Interest Income and Expense

Interest Income. Interest income was $2,452,000 and $1,690,000 for the six months ended June 30, 2000 and 1999, respectively. The increase in interest income of $762,000, or 45.1%, in the second quarter of 2000 over the same period of 1999 is due to higher levels of earning assets and the change in mix of assets resulting from the growth in loans. Loans as a percentage of total earning assets improved to 84% during 2000 as compared with 76% for 1999.

Interest Expense. Interest expense was $947,000 and $548,000 for the six months ended June 30, 2000 and 1999, respectively. The increase in interest expense of $399,000, or 72.8%, in the second quarter of 2000 over the same period of 1999 is due to the growth in deposits, increases in the average cost of funds, and the financing of real estate in 1999.

Net Interest Income. Net interest income before provision for credit losses was $1,505,000 and $1,142,000 for the six months ended June 30, 2000 and 1999, respectively. The average loan-to-deposit ratio for the six months ended June 30, 2000, increased to approximately 89% from 76% for the same period in 1999. Improvements in the loan-to-deposit ratio and the shift in the mix from lower yielding assets to higher yielding loans were offset by the increase in average cost of funds of 95 basis points leaving the net interest margin at 5.83% for 2000 versus 6.02% for 1999.

Allowance for Credit Losses. Atlantic's provision for credit losses was $49,000 and $123,000 for the six months ended June 30, 2000 and 1999, respectively, which in management's opinion reflects the overall quality of the loan portfolio.

Noninterest Income and Expense

Noninterest Income. Total other income increased to $197,000, or 17.3%, for the six months ended June 30, 2000, compared to $168,000 for the six months ended June 30, 1999. The growth in the number of deposit accounts subject to service fees has contributed to this favorable trend.

Noninterest Expense. Total other expenses increased to $1,407,000 for the six months ended June 30, 2000, compared to $1,000,000 for the six months ended June 30, 1999. This increase of $407,000, or 40.7%, reflects the growth in holding company and mortgage banking operations as well as the overall growth of Oceanside. Personnel costs have grown $33,000, or 7.2%. Expenses of bank premises and fixed assets were $63,000 higher in 2000 over 1999 due to the acquisition of the holding company and mortgage banking operations center. Other operating expenses have increased from $353,000 in 1999 to $664,000 in 2000 due to higher administrative costs such as audit and legal, networking communications for the three locations, relocation costs, supplies, and the overall growth of Atlantic.

                               Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the six months ended June 30, 2000):

                                                                              Six Months Ended       Year Ended
                                                                                 June 30,           December 31,
                                                                                 2000                  1999
                                                                         -------------------      --------------
         Return on average assets                                                  0.54%                 1.06%
         Return on average equity                                                  5.88%                 9.83%
         Interest-rate spread during the period                                    4.76%                 5.03%
         Net interest margin                                                       5.83%                 5.96%
         Allowance for credit losses to period end loans                           1.72%                 1.80%
         Net charge-offs to average loans                                            - %                 0.01%
         Nonperforming assets to period end loans and foreclosed property            - %                   - %
         Nonperforming assets to period end total assets                             - %                   - %

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

Management expects to meet its liquidity needs with:

         o available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $11.5 million at June 30, 2000;

         o maturities of investment securities totaling $1.4 million in the 12 months following June 30, 2000; o the repayment of loans;

         o   growth in deposits; and,

         o   if necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $7.5 million at June 30, 2000, as compared to $100,000 at December 31, 1999. These funds are a primary source of Atlantic's liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for Atlantic's loan portfolio and other earning assets. Atlantic's core deposits were $51.3 million at June 30, 2000, and $39.4 million at December 31, 1999. Management anticipates that a stable base of deposits will be Atlantic's primary source of funding to meet both its short-term and long-term liquidity needs in the future. Since December 31, 1999, Atlantic has experienced double-digit growth in each category of core deposits, except savings accounts, which declined only 1.6%.

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

Atlantic uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At June 30, 2000, Atlantic had commitments to originate loans totaling $7.8 million, and had issued, but unused, letters of credit of $567,000 for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following June 30, 2000, total $18.5 million. Management believes that Atlantic has adequate resources to fund all its anticipated commitments, and, if so desired, that Atlantic can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Oceanside exceeded its minimum regulatory capital ratios as of June 30, 2000, as reflected in the following table, which sets forth Oceanside's regulatory capital position (dollars in thousands):


                                                          Actual              Minimum(1)       Well-Capitalized(2)
                                                      Amount     %          Amount      %         Amount     %
                                                      ------ ---------      ------   -------      ------ ---------
Total Capital (to Risk-Weighted Assets)              $ 6,544     12.33%    $ 4,247      8.00%    $ 5,308     10.00%
Tier I Capital (to Risk-Weighted Assets)             $ 5,879     11.07%    $ 2,123      4.00%    $ 3,185      6.00%
Tier I Capital (to Average Assets)                   $ 5,879      9.63%    $ 2,443      4.00%    $ 3,054      5.00%

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

PART II:     OTHER INFORMATION

             Item 1.   Legal Proceedings.
                       None.

             Item 2.   Changes in Securities and Use of Proceeds.
                       None.

             Item 3.   Defaults upon Senior Securities.
                       None.

             Item 4. Submission of Matters to a Vote of Security Holders. An Annual Meeting of Shareholders was held on April 27, 2000. At that meeting, a majority of the shareholders of record voted to elect a total of three Class I directors with terms to expire in 2001, three Class II directors with terms to expire in 2002, and three Class III directors with terms to expire in 2003 (Proposal I); to ratify the Board of Directors' appointment of the Company's independent auditors for the fiscal year ending December 31, 2000 (Proposal II); to approve the adjournment of the Annual Meeting to solicit additional proxies in the event that there were not sufficient votes to approve any one or more or the proposals (Proposal III); and, to transact such other business as may properly come before the 2000 Annual Meeting and any adjournments thereof.

                       Proposal I

                                     Class 1 Directors with Terms Expiring in 2001
                                   ------------------------------ --------------- ------------- -------------
                                             Director               Votes For        Votes      Votes Absent
                                                                                    Withheld
                                   ------------------------------ --------------- ------------- -------------
                                   Frank J. Cervone                  386,374           0          208,976
                                   ------------------------------ --------------- ------------- -------------
                                   Barry W. Chandler                 386,374           0          208,976
                                   ------------------------------ --------------- ------------- -------------
                                   Jimmy D. Dubberly                 386,374           0          208,976
                                   ------------------------------ --------------- ------------- -------------

                                     Class 2 Directors with Terms Expiring in 2002
                                   ------------------------------ --------------- ------------- -------------
                                             Director               Votes For        Votes      Votes Absent
                                                                                    Withheld
                                   ------------------------------ --------------- ------------- -------------
                                   Donald F. Glisson, Jr.            386,274          100         208,976
                                   ------------------------------ --------------- ------------- -------------
                                   Robin E. Scheiderman              386,374           0          208,976
                                   ------------------------------ --------------- ------------- -------------
                                   Gordon K. Watson                  386,374           0          208,976
                                   ------------------------------ --------------- ------------- -------------


                                     Class 3 Directors with Terms Expiring in 2003
                                   ------------------------------ --------------- ------------- -------------
                                             Director               Votes For        Votes      Votes Absent
                                                                                    Withheld
                                   ------------------------------ --------------- ------------- -------------
                                   Conrad L. Williams                386,374                      208,976
                                   ------------------------------ --------------- ------------- -------------
                                   M. Michael Witherspoon            380,674         5,700        208,976
                                   ------------------------------ --------------- ------------- -------------
                                   Dennis M. Wolfson                 386,374           0          208,976
                                   ------------------------------ --------------- ------------- -------------

                            Proposal II

                                    ------------------- ----------------- ------------------ -----------------
                                        Votes For        Votes Withheld     Votes Against      Votes Absent
                                    ------------------- ----------------- ------------------ -----------------
                                        386,074               0                 300             208,976
                                    ------------------- ----------------- ------------------ -----------------

                            Proposal III

                                     ------------------- ----------------- ----------------- ------------------
                                         Votes For        Votes Withheld    Votes Against      Votes Absent
                                     ------------------- ----------------- ----------------- ------------------
                                          385,824               0                550              208,976
                                    ------------------- ----------------- ----------------- ------------------


             Item 5.      Other Information.
                          None.

             Item 6.      Exhibits and Reports on Form 8-K.
                               a)   Exhibits.
                                    --------
                                    Exhibit 27 - Financial Data Schedule.

                               b)   Reports on Form 8-K.
                                    -------------------

                                    A Form 8-K was filed by the Company on April
                                    24, 2000, which reported that Mr. M. Michael
                                    Witherspoon had resigned his positions as the Company's President and Chief Executive Officer, and as Chairman of the Board of the Bank. Mr. Barry W. Chandler was appointed as Acting President and Chief Executive Officer of the Company in conjunction with his position as President and Chief Executive Officer of the Bank.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Atlantic BancGroup, Inc.

Date:  August 7, 2000                    /s/ Barry L. Chandler
     --------------------                ---------------------
                                         Barry L. Chandler
                                         President and Chief Executive Officer



Date:  August 7, 2000                    /s/ David L. Young
     --------------------                ------------------
                                         David L. Young
                                         Executive Vice President,
                                         Chief Financial Officer, and
                                         Corporate Secretary