Form 10QSB
period 2000-09-30
ATLANTIC BANCGROUP INC
filed 2000-11-14
CIK 1087790

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR

                        15 (d) OF THE SECURITIES EXCHANGE

                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

Yes   [ X ]     No   [   ]
      -----          -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class                               Outstanding as of November 10, 2000
---------------                          -----------------------------------
Common Stock                             Common Stock - 595,350
  Par Value $0.10 per share

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

             FORM 10-QSB - FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                           PAGE
                                                                          NUMBER

REPORT OF INDEPENDENT ACCOUNTANTS                                             3


PART I - FINANCIAL INFORMATION

         Item 1 -          Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2000 (Unaudited)
                  and December 31, 1999                                       4

                  Consolidated Statements of Operations and
                  Comprehensive Income
                  for the Three and Nine Months Ended September 30, 2000
                  and 1999 (Unaudited)                                        5

                  Condensed Consolidated Statements of Cash Flows for the
                  Three and Nine Months Ended September 30, 2000
                  and 1999 (Unaudited)                                        6

                  Consolidated Statement of Changes in Stockholders'
                  Equity (Unaudited)                                          7

                  Notes to Consolidated Financial Statements (Unaudited)      8

         Item 2 -          Management's Discussion and Analysis of Financial
                           Condition and Results of Operations               13


PART II - OTHER INFORMATION                                                  21


SIGNATURES                                                                   22

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiaries
Jacksonville Beach, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Atlantic BancGroup, Inc., and its wholly-owned subsidiaries ("Atlantic"), Oceanside Bank ("Oceanside") and Oceanside Mortgage Group, Inc. ("Oceanside Mortgage") as of September 30, 2000, and the related consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows for the three and nine months ended September 30, 2000 and 1999 and the related consolidated statement of changes in stockholders' equity for the nine months ended September 30, 2000. These consolidated financial statements are the responsibility of Atlantic's management.

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

STEVENS, SPARKS & COMPANY, P.A.
Jacksonville, Florida
November 10, 2000


                           ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Dollars in Thousands Except Per Share Data)


                                                         September 30, 2000      December 31,
                                                            (Unaudited)              1999
                                                              ---------           ---------
ASSETS

Cash and due from banks                                       $   3,140           $   4,569
Federal funds sold                                                8,272                  --
                                                              ---------           ---------
        Total cash and cash equivalents                          11,412               4,569
Interest-bearing deposits in other banks                            119                 100
Investment securities, available-for-sale at fair value           5,553               6,109
Investment securities, held-to-maturity at amortized cost         2,018                  --
Loans less allowance for credit losses                           47,928              40,197
Facilities                                                        2,619               2,489
Other assets                                                      1,923                 697
                                                              ---------           ---------

              TOTAL                                           $  71,572           $  54,161
                                                              =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:

        Noninterest-bearing                                   $  13,826           $  11,084
        NOW accounts                                              8,842               7,138
        Money market accounts                                    13,444              10,787
        Savings accounts                                          1,286               1,159
        Time, $100,000 and over                                   8,852               4,534
        Other time deposits                                      16,249               9,187
                                                              ---------           ---------

              Total deposits                                     62,499              43,889

Other borrowings                                                  3,044               4,631
Other accrued expenses and liabilities                              377                 237
                                                              ---------           ---------

              Total liabilities                                  65,920              48,757
                                                              ---------           ---------

Commitments and contingencies                                        --                  --
                                                              ---------           ---------

Stockholders' equity:
        Common stock                                                  6                   6
        Additional paid-in capital                                4,213               4,213
        Retained earnings                                         1,673               1,382
        Accumulated other comprehensive income:
              Net unrealized holding losses on securities          (240)               (197)
                                                              ---------           ---------

              Total stockholders' equity                          5,652               5,404
                                                              ---------           ---------

              TOTAL                                           $  71,572           $  54,161
                                                              =========           =========

Book value per common share                                   $    9.49           $    9.08
                                                              =========           =========

Common shares outstanding                                       595,350             595,350
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

                                 ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                    AND COMPREHENSIVE INCOME (UNAUDITED)
                                (Dollars in Thousands Except Per Share Data)


                                                             For the Three Months     For the Nine Months
                                                              Ended September 30,      Ended September 30,
                                                            ---------------------     --------------------
                                                              2000          1999        2000         1999
                                                            -------      -------      -------      -------
Interest and fees on loans                                  $ 1,186      $   820      $ 3,371      $ 2,240
Investment income on investment securities
     and interest-bearing deposits in other banks               104           78          306          315
Federal funds sold                                              154           74          219          107
                                                            -------      -------      -------      -------
        Total interest income                                 1,444          972        3,896        2,662
                                                            -------      -------      -------      -------
Interest on deposits                                            559          320        1,359          866
Other borrowings and federal funds purchased                     63           --          210            2
                                                            -------      -------      -------      -------
        Total interest expense                                  622          320        1,569          868
                                                            -------      -------      -------      -------
        Net interest income before provision                    822          652        2,327        1,794
           for credit losses
Provision for credit losses                                     (20)          66           29          189
                                                            -------      -------      -------      -------
        Net interest income                                     842          586        2,298        1,605
                                                            -------      -------      -------      -------
Fees and service charges                                        124           96          300          253
Other income                                                     44            4           65           15
                                                            -------      -------      -------      -------
        Total other income                                      168          100          365          268
                                                            -------      -------      -------      -------
Other expenses:
     Salaries and employee benefits                             450          235          941          693
     Expenses of bank premises and fixed assets                 104           57          356          300
     Other operating expenses                                   267          260          931          559
                                                            -------      -------      -------      -------
        Total other expenses                                    821          552        2,228        1,552
                                                            -------      -------      -------      -------
Income before provision for income taxes                        189          134          435          321
Cumulative effect of a change in accounting principle            --           --           --          (95)
Provision for income taxes                                       53          (72)         144          (72)
                                                            -------      -------      -------      -------
Net income                                                      136          206          291          298
Other comprehensive income (loss), net of income taxes:
    Unrealized holding gains (losses) arising during period     112            9          (43)        (204)
                                                            -------      -------      -------      -------
Comprehensive income                                        $   248      $   215      $   248      $    94
                                                            =======      =======      =======      =======
Earnings per common share
     Basic                                                  $  0.23      $  0.35      $  0.49      $  0.50
                                                            =======      =======      =======      =======
     Dilutive                                               $  0.23      $  0.35      $  0.49      $  0.50
                                                            =======      =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                         (Dollars in Thousands)


                                                       For the Three Months       For the Nine Months
                                                        Ended September 30,        Ended September 30,
                                                     ----------------------      ----------------------
                                                        2000          1999         2000          1999
                                                     --------      --------      --------      --------
Net cash provided (used) by operating activities     $ (1,785)     $    173      $ (2,637)     $    567
                                                     --------      --------      --------      --------
Cash flows from investing activities:

     Net (increase) decrease in:
        Investment securities                             220           357           507         1,251
        Interest-bearing deposits in other banks           (3)           --           (19)           --
        Loans                                          (3,073)       (4,890)       (7,761)      (11,672)
     Purchases of bank premises and
        equipment, net                                    (52)         (584)         (270)         (644)
                                                     --------      --------      --------      --------
           Net cash used by investing activities       (2,908)       (5,117)       (7,543)      (11,065)
                                                     --------      --------      --------      --------
Cash flows from financing activities:

     Net increase in deposits                           4,649         1,055        18,610         4,747
     Proceeds from (repayments of)
        other borrowings                                    2           602        (1,587)          652
                                                     --------      --------      --------      --------
           Net cash provided by
                financing activities                    4,651         1,657        17,023         5,399
                                                     --------      --------      --------      --------
Increase (decrease) in cash and cash equivalents          (42)       (3,287)        6,843        (5,099)
Cash and cash equivalents at beginning of period       11,454         7,965         4,569         9,777
                                                     --------      --------      --------      --------
Cash and cash equivalents at end of period           $ 11,412      $  4,678      $ 11,412      $  4,678
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


                                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF CHANGES IN
                                          STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                          Net
                                                                                       Unrealized
                                        Common Stock       Additional                   Holding          Total
                                     --------------------    Paid-in      Retained     Losses on     Stockholders'
                                      Shares      Amount     Capital      Earnings     Securities       Equity
                                     --------------------  ------------  ------------ ------------- ----------------
                                                                 (Dollars In Thousands)

Balance, December 31, 1999            595,350     $     6     $ 4,213     $ 1,382       $  (197)       $ 5,404

Comprehensive income:
   Net income                              --          --          --         291            --
   Net change in unrealized
     holding losses on securities          --          --          --          --           (43)

   Total comprehensive income              --          --          --          --            --            248
                                      -------     -------     -------     -------       -------        -------

Balance, September 30, 2000           595,350     $     6     $ 4,213     $ 1,673       $  (240)       $ 5,652
                                      =======     =======     =======     =======       =======        =======


                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE 1 - ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Atlantic BancGroup, Inc. ("Atlantic") and its wholly-owned subsidiaries, Oceanside Bank ("Oceanside") and Oceanside Mortgage Group, Inc. ("Oceanside Mortgage"). The consolidated financial statements for the three and nine months ended September 30, 2000 and 1999, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by Atlantic and Oceanside are set forth in Atlantic's consolidated financial statements for the year ended December 31, 1999, and are incorporated herein by reference.

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

On May 25, 2000, the board of directors of Atlantic voted to merge the mortgage banking operations of Oceanside Mortgage into Oceanside. This transaction has been approved by the federal and state regulators and was completed during the quarter ended September 30, 2000.

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

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                          September 30, 2000            December 31, 1999
                                         ------------------------    -----------------------
                                                       Estimated                   Estimated
                                         Amortized        Fair       Amortized        Fair
                                            Cost          Value         Cost          Value
                                           ------        ------        ------        ------
Securities available-for-sale:
     Mortgage-backed securities            $5,619        $5,382        $6,255        $5,938
     Other                                    171           171           171           171
                                           ------        ------        ------        ------

                                           $5,790        $5,553        $6,426        $6,109
                                           ======        ======        ======        ======

Securities held-to-maturity:
     State and municipal securities        $2,018        $1,985        $   --        $   --
                                           ======        ======        ======        ======


NOTE 3 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding of 595,350 and 594,904 for the three months ended September 30, 2000 and 1999, respectively. The weighted average number of common shares outstanding for the nine months ended September 30, 2000 and 1999 totaled 595,350 and 594,972, respectively. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. At both September 30, 2000 and 1999, the outstanding warrants totaled 593,510. Based on trading on the Over-the-Counter Bulletin Board, the warrants were not considered dilutive for 2000 or 1999. The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended September 30, 2000 and 1999 (in thousands except per share data):

                                                       Three Months Ended September 30,
                                                                2000        1999
                                                                ----        ----
Basic EPS computation:
    Numerator - Net income                                      $136        $206
                                                                ----        ----
    Denominator - Weighted average shares outstanding            595         595
                                                                ----        ----
    Basic EPS                                                   $0.23       $0.35
                                                                ====        ====
Diluted EPS computation:
    Numerator - Net income                                      $136        $206
                                                                ----        ----
    Denominator -
         Weighted average shares outstanding                     595         595
         Warrants                                                 --          --
                                                                ----        ----
                                                                 595         595
                                                                ----        ----
Diluted EPS                                                     $0.23       $0.35
                                                                ====        ====

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE 3 - COMPUTATION OF PER SHARE EARNINGS (Continued)

                                                                 Nine Months Ended September 30,
                                                                     2000                1999
                                                                     ----                ----
     Basic EPS computation:
         Numerator - Net income                                    $  291              $  298
                                                                   ------              ------
         Denominator - Weighted average shares outstanding            595                 595
                                                                  -------             -------
         Basic EPS                                                 $ 0.49              $ 0.50
                                                                   ======              ======
     Diluted EPS computation:
         Numerator - Net income                                    $  291              $  298
                                                                   ------              ------
         Denominator -
              Weighted average shares outstanding                     595                 595
              Warrants                                                  -                   -
                                                               ----------          ----------
                                                                      595                 595
                                                                  -------             -------
     Diluted EPS                                                   $ 0.49              $ 0.50
                                                                   ======              ======


NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

                                                                 September 30,        December 31,
                                                                      2000                 1999
                                                                    --------            --------
         Real estate                                                $ 27,656            $ 23,283
         Commercial and agricultural                                  15,372              12,501
         Installment and other loans                                   5,772               5,250
                                                                    --------            --------
                  Total loans                                         48,800              41,034
         Unearned income                                               (105)                (99)
         Allowance for credit losses                                   (767)               (738)
                                                                    --------            --------
                  Net loans                                         $ 47,928            $ 40,197
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

                                                    For the Nine        For the Twelve
                                                   Months Ended          Months Ended
                                                September 30, 2000    December 31, 1999
                                                ------------------    -----------------
         Balance, beginning of period                   $ 738               $ 520
         Recoveries (rounding)                              1                   5
         Charged-off loans                                 (1)                 (8)
         Provision charged to expense                      29                 221
                                                        -----               -----

         Balance, end of period                         $ 767               $ 738
                                                        =====               =====

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

                                                         September 30,        December 31,
                                                              2000               1999
                                                            --------          ---------
     FHLB of Atlanta advances                               $  2,300          $   2,300
     Revolving lines of credit                                   744                742
     Securities sold under agreements to repurchase                -              1,589
                                                            --------          ---------

                                                            $  3,044          $   4,631
                                                            ========          =========

FHLB of Atlanta Advances:

On December 29, 1999, Oceanside obtained an advance from FHLB of $2,300,000 collateralized by Oceanside's FHLB capital stock and a blanket lien consisting of wholly-owned residential (1-4 units) first mortgage loans of approximately $4,200,000. This advance matures on December 29, 2000, and carries a current interest rate of approximately 6.86%.

Revolving Lines of Credit:

On February 11, 1999, Atlantic obtained a revolving line of credit in the amount of $50,100 from Columbus Bank and Trust Company ("Columbus"). On August 11, 1999, Atlantic obtained two revolving lines of credit from Columbus totaling $1.0 million, and repaid existing advances under the line of credit dated February 11, 1999. On August 11, 2000, these lines of credit were renewed, with original principal and interest at 0.50% below prime due on August 11, 2001. The proceeds from the lines of credit are to be used to acquire real estate, fund start-up costs for the mortgage banking operations, and provide additional working capital for Atlantic. At September 30, 2000, and December 31, 1999, $744,000 and $742,000, respectively, had been advanced to Atlantic under the lines of credit, which are secured by the common stock of Atlantic's wholly-owned banking subsidiary, Oceanside Bank.

Securities Sold Under Agreements to Repurchase:

At December 31, 1999, Oceanside has sold securities under agreements to repurchase with a par value of approximately $1,859,000 and a fair value of approximately $1,757,000 to secure overnight borrowings totaling $1,589,000. The interest rate on this overnight borrowing was 6.5%. At September 30, 2000, all amounts were repaid.

NOTE 7 - STOCKHOLDERS' EQUITY

During the first three quarters of 2000, no warrants were exercised.

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

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE 9 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Atlantic is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. Financial instruments at September 30, 2000, consisted of commitments to extend credit approximating $8.1 million and letters of credit of $1.1 million.

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

On July 20, 1999, Oceanside Mortgage Group, Inc. (a wholly-owned subsidiary of Atlantic) began mortgage banking operations. On August 13, 1999, Atlantic purchased a building at 710 North Third Street, Jacksonville Beach, Florida, for renovation as its holding company headquarters and operations center. The mortgage banking operations and certain back-office functions of Oceanside Bank were relocated to this building in mid-November 1999. Atlantic purchased the facility for $540,000 and incurred $50,576 on renovations and upgrades. This property was financed under the existing lines of credit. During the third quarter of 2000, the mortgage banking operations of Oceanside Mortgage Group, Inc., were transferred to Oceanside Bank.

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

                              Results of Operations

General

Net income for the three and nine months ended September 30, 2000, was $136,000 and $291,000, respectively, as compared with the $206,000 and $298,000 recorded in the same periods of 1999. The first quarter 1999 results included a charge to earnings of $95,000 to write-off start-up costs offset in part by the recognition of $72,000 in deferred tax benefits in the third quarter of 1999. This credit provision for income taxes resulted from Atlantic's utilization of net operating losses from prior periods. Income before cumulative effect of a change in accounting principle and provision for income taxes increased $55,000 and $114,000, respectively, for the three and nine months ended September 30, 2000, as compared with the same periods in 1999, or 41.0% and 35.5%, respectively. Growth in earning assets, a strong net interest margin, and decreases in the provision for credit losses contributed to improved operating results.

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

                                                                For the Nine Months Ended September 30,
                                                             2000                                    1999
                                               ----------------------------------    -----------------------------------
                                                           Interest        Average                 Interest      Average
                                              Average        and           Yield/     Average        and         Yield/
                                              Balance     Dividends        Rate       Balance     Dividends      Rate
                                              -------       ---------       ----       -------     ---------      ----
Interest-earning assets:
     Loans                                    $44,968      $ 3,371        10.01%      $31,208      $ 2,240       9.60%
     Investment and mortgage-
         backed securities                      5,963          306         6.85%        7,117          315       5.92%
     Other interest-earning assets              4,713          219         6.21%        2,170          107       6.59%
                                             --------     --------                  ---------     --------

         Total interest-earning assets         55,644        3,896         9.35%       40,495        2,662       8.79%
                                                           -------                                 -------

Noninterest-earning assets                      6,400                                   4,847
                                            ---------                               ---------

         Total assets                         $62,044                                 $45,342
                                              =======                                 =======

Interest-bearing liabilities:
     Demand, money market
         and NOW deposits                     $19,676          470         3.19%      $16,130          336       2.79%
     Savings                                    1,271           24         2.52%        1,087           18       2.21%
     Certificates of deposit                   19,250          865         6.00%       12,872          512       5.32%
     Other                                      3,280          210         8.55%           58            2       4.61%
                                            ---------     --------                -----------   ----------

         Total interest-bearing liabilities    43,477        1,569         4.82%       30,147          868       3.85%
                                                           -------                                 -------

Noninterest-bearing liabilities                13,151                                  10,126
Stockholders' equity                            5,416                                   5,069
                                            ---------                               ---------

         Total liabilities and

              stockholders' equity            $62,044                                 $45,342
                                              =======                                 =======

Net interest income before provision
    for credit losses                                      $ 2,327                                 $ 1,794
                                                           =======                                 =======

Interest-rate spread                                                       4.53%                                 4.94%
                                                                           =====                                 =====

Net interest margin                                                        5.59%                                 5.92%
                                                                           =====                                 =====

Ratio of average interest-earning assets to
    average interest-bearing liabilities      127.98%                                 134.33%
                                              =======                                 =======



          Comparison of Three Months Ended September 30, 2000 and 1999

Interest Income and Expense

Interest Income. Interest income was $1,444,000 and $972,000 for the three months ended September 30, 2000 and 1999, respectively. The increase in interest income of $472,000, or 48.6%, in the third quarter of 2000 over the same period of 1999 is due to higher levels of earning assets (an increase of 39.0%) and a higher yield on earning assets (an increase of 61 basis points). Loans as a percentage of total earning assets declined slightly to 75.39% in the third quarter of 2000 as compared with 78.19% in 1999. The change in mix was more than offset by increases in the average yield on loans of 9.92% in 2000 as compared with 9.17% in 1999.

Interest Expense. Interest expense was $622,000 and $320,000 for the three months ended September 30, 2000 and 1999, respectively. The increase in interest expense of $302,000, or 94.4%, in the third quarter of 2000 over the same period of 1999 is due to the growth in deposits, increases in the average cost of funds, and the financing of the building acquired on August 13, 1999, for renovation as its holding company headquarters and operations center.

Net Interest Income. Net interest income before provision for credit losses was $822,000 and $652,000 for the three months ended September 30, 2000 and 1999, respectively. The net interest margin for the third quarter of 2000 was 5.18% as compared with the net interest margin in 1999 of 5.70%, a decrease of 52 basis points. The average loan-to-deposit ratio for the three months ended September 30, 2000, decreased to approximately 79% from 84% for the same period in 1999. Declines in the loan-to-deposit ratio and the shift in the mix from lower costing deposits to higher cost certificates of deposit more than offset the increases in yields on earning assets. Certificates of deposit as a percentage of total interest-bearing liabilities grew from 39.97% in 1999 to 48.00% in 2000 with an increase in the average cost from 5.19% to 6.23%. The increase in costs can be attributed to rising interest rates and competition for deposits in Atlantic's market area.

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

At September 30, 2000, Atlantic had five loans totaling approximately $48,324 classified as substandard or doubtful and no loans classified as loss. All of the substandard loans were performing and there were no impaired loans as of September 30, 2000.

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

Activity in the allowance for credit losses follows (dollars in thousands):

                                              For the Nine         For the Twelve
                                              Months Ended           Months Ended
                                           September 30, 2000     December 31, 1999
                                           ------------------     -----------------
         Balance, beginning of period               $ 738               $ 520
         Recoveries (rounding)                          1                   5
         Charged-off loans                            (1)                 (8)
         Provision charged to expense                  29                 221
                                                    -----               -----

         Balance, end of period                     $ 767               $ 738
                                                    =====               =====

At September 30, 2000, the allowance for credit losses amounted to $767,000, or 1.57% of total outstanding loans. At December 31, 1999, the allowance for credit losses amounted to $738,000, or 1.80% of outstanding loans. Atlantic's provision for credit losses was $(20,000) and $66,000 for the three months ended September 30, 2000 and 1999, respectively. During the third quarter of 2000, management determined that amounts previously expensed for the first six months of 2000, were overstated based on the loan portfolio's performance and overall credit quality. These adjustments were consistent with informal discussions during Oceanside's most recent regulatory examination.

Noninterest Income and Expense

Noninterest Income. Total other income increased to $168,000, or 68.0%, for the three months ended September 30, 2000, compared to $100,000 for the three months ended September 30, 1999. The growth in the number of deposit accounts subject to service fees has contributed to this favorable trend.

Noninterest Expense. Total other expenses increased to $821,000 for the three months ended September 30, 2000, compared to $552,000 for the three months ended September 30, 1999. This increase of $269,000, or 48.7%, reflects the growth in holding company and mortgage banking operations as well as the overall growth of Oceanside. The third quarter of 2000 includes salary continuation payments for the former CEO of Atlantic under the terms of his resignation. Such payments were scheduled through early-October 2000.

Provision for Income Taxes

During 1999, Atlantic began generating taxable income in excess of net operating losses that had not been recognized for book purposes until then. All net operating losses were recognized in 1999 and Atlantic began recording a provision for income taxes in 2000. For the quarter ended September 30, 2000, income taxes of $53,000 were recorded, an effective rate of 28%.

           Comparison of Nine Months Ended September 30, 2000 and 1999

Interest Income and Expense

Interest Income. Interest income was $3,896,000 and $2,662,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase in interest income of $1,234,000, or 46.4%, in 2000 over the same period of 1999 is due to higher levels of earning assets and the change in mix of assets resulting from the growth in loans. Loans as a percentage of total earning assets improved to 80.81% during 2000 as compared with 77.07% for 1999.

Interest Expense. Interest expense was $1,569,000 and $868,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase in interest expense of $701,000, or 80.8%, in 2000 over the same period of 1999 is due to the growth in deposits, increases in the average cost of funds, and the financing of real estate acquired by Atlantic in 1999.

Net Interest Income. Net interest income before provision for credit losses was $2,327,000 and $1,794,000 for the nine months ended September 30, 2000 and 1999, respectively. The average loan-to-deposit ratio for the nine months ended September 30, 2000, increased to approximately 85% from 78% for the same period in 1999. Improvements in the loan-to-deposit ratio and the shift in the mix from lower yielding assets to higher yielding loans were offset by the increase in average cost of funds of 97 basis points leaving the net interest margin at 5.59% for 2000 versus 5.92% for 1999.

Allowance for Credit Losses. Atlantic's provision for credit losses was $29,000 and $189,000 for the nine months ended September 30, 2000 and 1999, respectively, which in management's opinion reflects the overall quality of the loan portfolio.

Noninterest Income and Expense

Noninterest Income. Total other income increased to $365,000, or 36.2%, for the nine months ended September 30, 2000, compared to $268,000 for the nine months ended September 30, 1999. The growth in the number of deposit accounts subject to service fees has contributed to this favorable trend.

Noninterest Expense. Total other expenses increased to $2,228,000 for the nine months ended September 30, 2000, compared to $1,552,000 for the nine months ended September 30, 1999. This increase of $676,000, or 43.6%, reflects the growth in holding company and mortgage banking operations as well as the overall growth of Oceanside. Personnel costs have grown $248,000, or 35.8%. Expenses of bank premises and fixed assets were $56,000 higher in 2000 over 1999 due to the acquisition of the holding company and mortgage banking operations center. Other operating expenses have increased from $559,000 in 1999 to $931,000 in 2000 due to higher administrative costs such as audit and legal, networking communications for the three locations, relocation costs, supplies, and the overall growth of Atlantic.

                               Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the nine months ended September 30, 2000):

                                                                             Nine Months Ended       Year Ended
                                                                               September 30,        December 31,
                                                                                   2000                  1999
                                                                             ------------------     ------------
         Return on average assets                                                  0.63%                 1.06%
         Return on average equity                                                  7.16%                 9.83%
         Interest-rate spread during the period                                    4.53%                 5.03%
         Net interest margin                                                       5.59%                 5.96%
         Allowance for credit losses to period end loans                           1.57%                 1.80%
         Net charge-offs to average loans                                            - %                 0.01%
         Nonperforming assets to period end loans and foreclosed property            - %                   - %
         Nonperforming assets to period end total assets                             - %                   - %


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

Management expects to meet its liquidity needs with:

o available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $11.5 million at September 30, 2000;
o maturities of investment securities totaling $1.3 million in the 12 months following September 30, 2000;
o        the repayment of loans;
o        growth in deposits; and,
o        if necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $8.4 million at September 30, 2000, as compared to $100,000 at December 31, 1999. These funds are a primary source of Atlantic's liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for Atlantic's loan portfolio and other earning assets. Atlantic's core deposits were $53.6 million at September 30, 2000, and $39.4 million at December 31, 1999. Management anticipates that a stable base of deposits will be Atlantic's primary source of funding to meet both its short-term and long-term liquidity needs in the future. Since December 31, 1999, Atlantic has experienced double-digit growth in each category of core deposits.

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

Atlantic uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At September 30, 2000, Atlantic had commitments to originate loans totaling $8.1 million, and had issued, but unused, letters of credit of $1.1 million for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following September 30, 2000, total $24.5 million. Management believes that Atlantic has adequate resources to fund all its anticipated commitments, and, if so desired, that Atlantic can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Oceanside exceeded its minimum regulatory capital ratios as of September 30, 2000, as reflected in the following table, which sets forth Oceanside's regulatory capital position (dollars in thousands):

                                                          Actual              Minimum(1)       Well-Capitalized(2)
                                                      Amount     %          Amount      %         Amount     %
                                                      ------ ---------      ------   -------      ------ -----
Total Capital (to Risk-Weighted Assets)              $ 6,736     11.88%    $ 4,537      8.00%    $ 5,671     10.00%
Tier I Capital (to Risk-Weighted Assets)             $ 6,026     10.63%    $ 2,268      4.00%    $ 3,402      6.00%
Tier I Capital (to Average Assets)                   $ 6,026      8.75%    $ 2,754      4.00%    $ 3,442      5.00%

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

PART II:    OTHER INFORMATION

            Item 1.      Legal Proceedings.
                         None.

            Item 2.      Changes in Securities and Use of Proceeds.
                         None.

            Item 3.      Defaults upon Senior Securities.
                         None.

            Item 4.      Submission of Matters to a Vote of Security Holders.
                         None

            Item 5.      Other Information.
                         None.

            Item 6.      Exhibits and Reports on Form 8-K.
                         a)   Exhibits.
                              ---------
                              Exhibit 27 - Financial Data Schedule.

                         b)   Reports on Form 8-K.
                              -------------------
                              None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Atlantic BancGroup, Inc.

Date:  November 10, 2000                  /s/ Barry L. Chandler
     -------------------------            ---------------------
                                          Barry L. Chandler
                                          President and Chief Executive Officer



Date:  November 10, 2000                  /s/ David L. Young
     -------------------------            ------------------
                                          David L. Young
                                          Executive Vice President,
                                          Chief Financial Officer, and
                                          Corporate Secretary