Form 10KSB
period 2000-12-31
ATLANTIC BANCGROUP INC
filed 2001-03-27
CIK 1087790

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                   For the Fiscal Year Ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 0-25505

                            ATLANTIC BANCGROUP, INC.
             (Exact name of registrant as specified in its charter)

                 Florida                             59-3543956
        (State or other jurisdiction             (I.R.S. Employer
      of incorporation or organization)         Identification No.)


710 North Third Street, Jacksonville Beach, Florida             32250
  (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (904) 247-9494

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share

              Warrants to Purchase Common Stock at $10.00 per share
                                (Title of Class)

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $5,824,000.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer (525,190 shares) on February 28, 2001, was approximately $5.5 million based on the initial bid quoted price of $10.50 per share as quoted on the "Over the Counter Bulletin Board." For the purposes of this response, directors, executive officers, and holders of 5% or more of the issuer's common stock are considered the affiliates of the issuer at that date, and their holdings include presently exercisable warrants totaling 73,160.

As of February 28, 2001, there were issued and outstanding 597,350 shares of the issuer's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2001, filed as Exhibit 99.1 herein, are incorporated into Part III, Items 10 through 13 of this Annual Report on Form 10-KSB.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I......................................................................1

Item 1.       Description of Business.......................................1
              General.......................................................1
              Lending Activities............................................2
              Deposit Activities............................................4
              Investments...................................................4
              Correspondent Banking.........................................5
              Interest and Usury............................................5
              Primary Service Area..........................................5
              Competition...................................................6
              Supervision and Regulation....................................6
              Common Stock.................................................11
              Warrants.....................................................11
              Preferred Stock..............................................12
              Indemnification of Directors and Officers....................12
              Employees....................................................13
              Statistical Profile and Other Financial Data.................13

Item 2.       Description of Properties....................................14

Item 3.       Legal Proceedings............................................14

Item 4.       Submission of Matters to a Vote of Security Holders..........14

PART II....................................................................15

Item 5.       Market Price for the Registrant's Common Equity and

                  Related Stockholder Matters..............................15
              Dividends....................................................15

Item 6.       Management's Discussion and Analysis of Financial

                  Condition and Results of Operations......................16
              Selected Financial Data......................................16
              General......................................................17
              Forward-Looking Statements...................................17
              Results of Operations........................................18
              Net Income...................................................18
              Comparison of Years Ended December 31, 2000 and 1999.........21
              Net Interest Income..........................................21
              Provision for Credit Losses..................................22

                                                                            Page

             Other Income.....................................................22
             Other Expenses...................................................22
             Loans Receivable.................................................22
             Classification of Assets.........................................24
             Allowance for Credit Losses......................................25
             Securities.......................................................26
             Deposits.........................................................29
             Capital Requirements/Ratios......................................31
             Interest Rate Sensitivity........................................33
             Liquidity........................................................35
             Other Borrowings.................................................35
             Future Accounting Requirements...................................36
             Impact of Inflation..............................................36

Item 7.      Financial Statements.............................................37

Item 8.      Changes in and Disagreements with Accountants

                     on Accounting and Financial Disclosure...................59

PART III     .................................................................59

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act........59

Item 10.     Executive Compensation...........................................59

Item 11.     Security Ownership of Certain Beneficial Owners and Management...59

Item 12.     Certain Relationships and Related Transactions...................60

Item 13.     Exhibits, Financial Statement Schedules, and Reports of Form 8-K.60

SIGNATURES....................................................................62

EXHIBIT INDEX.................................................................63

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

Atlantic conducts holding company operations from facilities it owns. These facilities are located at 710 North Third Street, Jacksonville Beach, Florida. See "Description of Properties." Atlantic and its wholly-owned subsidiary are referred to hereinafter as Atlantic.

Oceanside Mortgage. On July 20, 1999, Oceanside Mortgage Group, Inc. ("Oceanside Mortgage") was incorporated as a wholly-owned subsidiary of Atlantic for the purpose of conducting mortgage banking operations. On May 25, 2000, the board of directors of Atlantic voted to merge the mortgage banking operations of Oceanside Mortgage into Oceanside. This transaction was approved by the federal and state regulators and was completed during the quarter ended September 30, 2000. Oceanside Mortgage, as a department of Oceanside, conducts its operations from facilities leased from Atlantic at 710 North Third Street, Jacksonville Beach, Florida. See "Description of Properties."

Oceanside Bank. Oceanside Bank, a Florida state-chartered commercial bank, was formed in March, 1997, and operates as a community bank in its primary service area ("PSA"), providing general commercial banking services to businesses and individuals in the community it serves. The principal business of Oceanside is to receive demand and time deposits from the public and to make loans and other investments. Oceanside operates from a main office located at 1315 South Third Street, Jacksonville Beach, Florida, and a branch office located at 560 Atlantic Boulevard, Neptune Beach, Florida. Oceanside has received federal and state approval to open a new branch located at 13799 Beach Boulevard, Jacksonville, Florida. The branch is expected to open in the second quarter of 2001. See "Description of Properties." Oceanside draws most of its customer deposits and conducts a significant portion of its lending transactions from and within its PSA in the "beaches area" of Jacksonville, Florida. See "Description of Business/Primary Service Area."

Oceanside operates as a locally-owned and operated institution that emphasizes providing prompt, efficient, and personalized service to individuals, small and medium-sized businesses, professionals and other local organizations. Generally, customers have one account officer to serve all of their banking needs and have ready access to senior management when necessary. In addition, the board of directors is responsible for maintaining a visible profile for Oceanside in the local community. Because the officers and directors have established reputations in the local community, they believe they are able to actively promote Oceanside within the PSA.

Oceanside's principal strategy is to:

o        Expand its commercial and small business customer base within the PSA;

o Make real estate mortgage loans within the PSA, as well as throughout Duval and surrounding counties; and

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

The principal sources of funds for Oceanside's loans and other investments are demand, time, savings, and other deposits, amortization and prepayment of loans, sales to other lenders or institutions of loans or participations in loans, fees received from other lenders or institutions for servicing loans sold to such lenders or institutions and borrowings. The principal sources of income for Oceanside are interest and fees collected on loans, including fees received for servicing loans sold to other lenders or institutions, and to a lesser extent, interest and dividends collected on other investments. The principal expenses of Oceanside are interest paid on savings and other deposits, interest paid on other borrowings of Oceanside, employee compensation, office expenses, and other overhead and operational expenses. Oceanside offers several deposit accounts, including demand deposit accounts, negotiable order of withdrawal accounts ("NOW" accounts), money market accounts, certificates of deposit, and various retirement accounts. In addition, Oceanside has joined an electronic banking network so that its customers may use the automated teller machines (the "ATMs") of other financial institutions and operates a drive-in teller service and 24-hour depository. As part of Oceanside's strategy to offer innovative services to its customer base, Oceanside now offers on-line banking ("Internet Banking") and Dial-a-Bank ("Telephone Banking").

Management of Oceanside focuses its efforts on filling the void created by the increasing number of locally-owned community banks that have been acquired by large regional holding companies, negatively impacting the personal nature of the delivery, quality, and availability of banking services available in the PSA and surrounding areas.

Lending Activities

Atlantic offers a wide range of loans to individuals and small businesses and other organizations that are located in, or conduct a substantial portion of their business in, Atlantic's market area. Atlantic's consolidated total loans at December 31, 2000 were $50.1 million, or 67.3% of total Atlantic consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity,  and  amount of the  loan,  and are  further  subject  to  competitive pressures, money market rates, availability of funds, and government regulations. Atlantic has no foreign loans or loans for highly leveraged transactions.

Atlantic's loans are concentrated in three major areas: commercial loans, real estate loans, and consumer loans. A majority of Atlantic's loans are made on a secured basis. As of December 31, 2000, approximately 58% of Atlantic's total loan portfolio consisted of loans secured by mortgages on real estate. Of the loans secured by mortgages on real estate, approximately 63% are secured by commercial real estate properties.

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

Atlantic's commercial loan portfolio includes loans to individuals and small-to-medium-sized businesses located primarily in Duval and St. Johns counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment, or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants. Other commercial loans with terms or amortization schedules of longer than one year will normally be made at interest rates which vary with the prime lending rate and will become payable in full in three to five years. Commercial loans not secured by real estate amounted to approximately 31% of Atlantic's total loan portfolio as of December 31, 2000.

Atlantic's portfolio of consumer and other loans consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers; however, consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on up to a five-year amortization schedule. Consumer and other loans represent approximately 11% of the total loan portfolio at December 31, 2000.

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

Deposit Activities

Deposits are the major source of Atlantic's funds for loans and other investment activities. Atlantic considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised approximately 58.2% of Atlantic's consolidated total deposits at December 31, 2000. Approximately 41.8% of Atlantic's consolidated deposits at December 31, 2000, were certificates of deposit. Generally, Atlantic attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up approximately 14.2% of Atlantic's consolidated total deposits at December 31, 2000. For additional information regarding Atlantic's deposit accounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Investments

Atlantic may invest a portion of its assets in U.S. Government agency, state, county, and municipal obligations, certificates of deposit, collateralized mortgage obligations ("CMO's"), and federal funds sold. Atlantic's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

Atlantic's total investment portfolio may be invested in U.S. Treasury and general obligations of its agencies and state, county, and municipal obligations because such securities generally represent a minimal investment risk. Occasionally, Atlantic purchases certificates of deposits of national and state banks. These investments may exceed $100,000 in any one institution (the limit of FDIC insurance for deposit accounts). CMO's are secured with Federal National Mortgage Association ("FNMA") and General National Mortgage Association ("GNMA") mortgage-backed securities and generally have a shorter life than the stated maturity. Federal funds sold is the excess cash Atlantic has available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

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

Primary Service Area

Atlantic's PSA, which encompasses the easternmost portion of Duval County, Florida, and the northeasternmost portion of St. Johns County, Florida, is bounded by the St. Johns River to the north, State Road 210 in St. Johns County to the south, the Atlantic Ocean to the east, and the Intracoastal Waterway in Duval County and the Duval/St. Johns County line in St. Johns County to the west. The PSA includes the communities and municipalities of Ponte Vedra Beach, Jacksonville Beach, Atlantic Beach, Neptune Beach, Florida, and that portion of the City of Jacksonville known as Mayport (the home of the Mayport U.S. Naval Air Station). Duval and St. Johns Counties enjoy an abundant and educated work force, attractive business environment, favorable cost-of-living comparisons to other metropolitan areas in the United States, and a good relationship between the private and public sectors. With the planned opening of the Beach Boulevard branch in the second quarter of 2001, Atlantic will expand its service area covered by its branch network to include the Hodges and San Pablo areas of Duval County, which extends west of the Intercoastal Waterway. This area is one of the fastest growing in Atlantic's PSA.

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

Because Atlantic is a local organization, all policies and procedures are tailored to the local market instead of to statewide or regional markets. This is not the case for the majority of the financial institutions currently operating in the PSA.

Atlantic believes that the PSA is a desirable market in which to operate an independent, locally-owned bank. Furthermore, since Atlantic has a large base of local shareholders and communicates frequently with its shareholders, additional opportunities exist for marketing that might not be found with other financial institutions in the PSA. Atlantic's broad base of shareholders from the beaches and surrounding areas of Jacksonville, and the favorable economic environment of the PSA, should provide Atlantic the opportunity to gain market share.

Competition

The business of banking is highly competitive. Atlantic competes with other banks and credit unions in the PSA and with banks, savings and loan associations and credit unions elsewhere in the Jacksonville market. As of December 31, 2000, management believed there to be ten banks operating in the PSA, comprising a total of twenty-one banking offices, and three credit unions.

Atlantic's competitive strategy with respect to the financial institutions described above consists of:

o reviewing and acting upon loan requests quickly with a locally-based loan committee;

o        maintaining flexible but prudent lending policies;

o personalizing service by establishing long-term banking relationships with its customers; and

o maintaining a strong ratio of employees to customers to enhance the level of service.

Supervision and Regulation

Both Atlantic and Oceanside are subject to comprehensive regulation, examination, and supervision by the Federal Reserve, the Florida Department of Banking and Finance (the "Department") and the Federal Deposit Insurance Corporation ("FDIC") and are subject to other laws and regulations applicable to banks and bank holding companies. Such regulations include limitations on loans to a single borrower and to Atlantic's directors, officers, and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; disclosure of the costs and terms of such credit; and restrictions as to permissible investments. Both are examined periodically by the Federal Reserve, or the Department and the FDIC, each of whom will submit periodic reports regarding its financial condition and other matters. These agencies have a broad range of powers to enforce regulations under their respective jurisdictions, and to take discretionary actions determined to be for the protection of the safety and soundness of Atlantic and Oceanside, including the institution of cease and desist orders and the removal of directors and officers.

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

Except as authorized by the Gramm-Leach-Bliley Act of 1999, the BHC Act generally prohibits a bank holding company from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and certain insurance underwriting activities have all been determined by regulations of the Federal Reserve to be permissible activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

Gramm-Leach-Bliley Act. Enacted in 1999, the Gramm-Leach-Bliley Act reforms and modernizes certain areas of financial services regulation. The law permits the creation of financial services holding companies that can offer a full range of financial products under a regulatory structure based on the principle of functional regulation. The legislation eliminates the legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services companies. The law also provides financial organizations with the opportunity to structure these new financial affiliations through a holding company structure or a financial subsidiary. The law reserves the role of the Federal Reserve Board as the supervisor for bank holding companies. At the same time, the law also provides a system of functional regulation which is designed to utilize the various existing federal and state regulatory bodies. The law also sets up a process for coordination between the Federal Reserve Board and the Secretary of the Treasury regarding the approval of new financial activities for both bank holding companies and national bank financial subsidiaries.

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

Banks are subject to the provisions of the Community Reinvestment Act of 1977 (the "CRA"). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to:

o        obtain deposit insurance coverage for a newly chartered institution,

o        establish a new branch office that will accept deposits,

o        relocate an office, or

o merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act. Amount other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet minimum requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure, and critically undercapitalized if it fails to meet any critical capital level set forth in regulations. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

FDICIA provides authority for special assessments against insured deposits and for the development of a general risk-based insurance assessment system. The risk-based insurance assessment system would be used to calculate a depository institution's semi-annual deposit insurance assessment based on the probability (as defined in the statute) that the BIF will incur a loss with respect to the institution. In accordance with FDICIA, the FDIC implemented a transitional risk-based insurance premium system. Since implementation, average assessments have fallen to the point where most banks, including Oceanside, paid no assessments in 2000 or 1999.

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

Riegle-Neal Interstate Banking and Branching Efficiency Act. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1996, provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state is permissible. Interstate branching and consolidation of existing bank subsidiaries in different states is permissible. Florida has a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least three years.

Enforcement Powers. Congress has provided the federal bank regulatory agencies with an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations.

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

Common Stock

Atlantic has 10,000,000 shares of its $0.01 par value common stock authorized. As of February 28, 2001, there were 597,350 shares outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Upon liquidation, dissolution, or winding-up of Atlantic, the holders of common stock are entitled to receive pro rata all assets remaining legally available for distribution to shareholders. The holders of common stock have no right to cumulate their votes in the election of directors. The common stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All the outstanding shares of common stock are fully paid and non-assessable.

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

Warrants

Each subscriber to the initial offering of Atlantic's common stock received warrants to purchase common stock ("warrants") equal to the number of shares of common stock purchased. Each warrant gives the holder the right to purchase one share of common stock at $10.00 per share at any time during the five (5) year period beginning on the date of the opening of Oceanside; provided, however, that at any time after one year following the date Oceanside commenced business, the board of directors of Atlantic, by written notice to each warrant holder may shorten the period during which the warrant may be exercised to a period ending no sooner than 30 days after such notice is mailed. The warrants may be exercised by delivery to Atlantic of a check for the purchase price of the number of shares of common stock being purchased or by authorizing Atlantic to retain whole shares of common stock which would otherwise be issuable upon exercise of the warrant having a fair market value equal to the exercise price. The warrants are separately transferable. Holders of the warrants do not have any of the rights or privileges of shareholders of Atlantic (except to the extent they otherwise own common stock) prior to the exercise of the warrants. The warrants are entitled to the benefit of adjustments in the exercise price and in the number of shares of common stock deliverable upon the exercise thereof upon the occurrence of certain events, including stock dividends, stock splits, reclassification, reorganizations, consolidations, and mergers. The foregoing is a summary of the principal terms of the warrants and does not purport to be complete.

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

Employees

Atlantic and its wholly-owned subsidiary have approximately 33 full-time employees and 3 part-time employees. No significant changes in the number of its full-time employees are currently anticipated. Because Atlantic believes that one of the primary deficiencies of large regional banks is the constant turnover of personnel and therefore a lack of continuing personal relationships with local customers, Atlantic's goal is to maintain a competently trained staff of local bankers who have settled in the community on a permanent basis. Atlantic allocates funding for continuing on-the-job and educational training, and personnel are encouraged to enroll in various banking courses and other seminars to improve their overall knowledge of the banking business.

Statistical Profile and Other Financial Data

Reference is hereby made to the statistical and financial data contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," for statistical and financial data providing a review of Atlantic's business activities.

ITEM 2.  DESCRIPTION OF PROPERTIES.

On October 29, 1996, Oceanside purchased from an unaffiliated entity the two-story, 3,100 square-foot building at 1315 South Third Street, Jacksonville Beach, Florida, as its main office ("Main Office"). The Main Office includes three inside teller stations, four drive-up teller windows, an automated teller machine, and on-site parking. The Main Office is the former home of a Barnett Bank branch office. Oceanside purchased the facility for $850,000 and used a portion of the proceeds of the initial offering of Atlantic's common stock to add 2,200 square feet to the Facility. Oceanside originally acquired the Main Office with funds drawn on a line of credit with Columbus Bank and Trust Company, which was repaid out of the proceeds of the offering.

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

On August 13, 1999, Atlantic purchased from an unaffiliated individual, a 4,960 square foot office building located at 710 Third Street North, Jacksonville Beach, Florida. The building serves as the location for Oceanside's operations center, Oceanside's mortgage department, and holding company offices. Atlantic purchased this building for $540,000 and spent $50,576 on renovations and upgrades. This facility includes twelve offices and on-site parking. Atlantic acquired this facility with funds drawn on an existing line of credit with Columbus Bank and Trust Company.

On September 27, 2000, Oceanside executed a lease for its future branch location. This branch, which is expected to open in the second quarter of 2001, will be located at 13799 Beach Boulevard, Jacksonville, Florida. The lease, which commenced upon execution, covers approximately 9,000 square feet. In addition to the branch, other operations of Atlantic and Oceanside are expected to relocate to this facility in 2001. Rent commences one year from the date of completion of the landlord's work and expires ten years thereafter, with two five-year renewal options. No rent will be paid in the first year after completion of the landlord's work. Annual rent in years two through ten will be $148,500 (subject to inflation adjustments).

ITEM 3.  LEGAL PROCEEDINGS.

There are no material proceedings to which Atlantic or its subsidiary is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of Atlantic security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Prior to October 28, 1999, the shares of Atlantic common stock were not actively traded, and such trading activity, as it occurred, took place in privately negotiated transactions. On October 28, 1999, Atlantic's common stock was approved for trading on the Over-the-Counter Bulletin Board ("OTC BB"), under the symbol ATBC.OB with the stock price quoted on the "electronic pink sheets." The initial bid quote by the OTC BB was $10.00 per share. During 2000 and 1999, the reported periodic high, low, and closing quotes during each quarter follow:

                                      2000                                 1999
                    -----------------------------------    ---------------------------------
                    1st Qtr    2nd Qtr 3rd Qtr  4th Qtr    1st Qtr  2nd Qtr  3rd Qtr 4th Qtr
                    -------    ------- -------  -------    -------  -------  ------- -------
         High        $11.98     $12.50   $9.75    $9.13    $  -     $  -     $  -    $  -
         Low         $10.00     $10.00   $9.13    $9.00    $  -     $  -     $  -    $  -
         Close       $11.25     $11.48   $9.75    $9.00    $  -     $  -     $  -    $  -

Atlantic has engaged a transfer agent to maintain the record keeping for its common stock and Atlantic is not aware of the high and low trading prices of its common stock during 1999. As of February 28, 2001, there were 597,350 shares of common stock and 591,510 warrants outstanding and approximately 750 holders of record of common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of Atlantic at, and results of operations for Atlantic for the periods ended, December 31, 2000 and 1999. This discussion should be read in conjunction with the financial statements and related footnotes of Atlantic presented elsewhere herein.

Selected Financial Data (dollars and shares in thousands)

                                                                                        At or for the
                                                                                     Period Ended December 31,
                                                                       --------------------------------------------
                                                                      2000         1999         1998          1997
                                                                      ----         ----         ----          ----
Statement of Operations Data:
     Total interest income                                        $   5,277     $  3,704     $  2,287     $     346
     Total interest expense                                           2,217        1,210          867            85
     Net interest income before provision for credit losses           3,060        2,494        1,420           261
     Provision for credit losses                                          -          221          334           186
     Net interest income after provision for credit losses            3,060        2,273        1,086            75
     Noninterest income                                                 547          362          196            33
     Noninterest expense                                              2,929        2,167        1,450           501
     Cumulative effect of a change in accounting principle                -          (59)           -             -
     Income tax provision (benefit)                                     226          (90)           -             -
     Net income (loss)                                                  452          499        (168)         (393)

Balance Sheet Data:

     Total assets                                                 $  74,375     $ 54,161     $ 45,571     $  18,314
     Earning assets                                                  64,319       47,144       38,977        14,688
     Investment securities                                            7,515        6,109        7,858         2,072
     Loans, net (before allowance for credit losses)                 49,983       40,935       25,998         9,269
     Allowance for credit losses                                        682          738          520           186
     Deposit accounts                                                65,002       43,889       40,374        13,020
     Stockholders' equity                                             6,020        5,404        5,050         5,265

Share Data:

     Basic earnings per share                                     $    0.76     $   0.84     $ (0.28)     $  (0.70)
     Book value per share (period end)                            $   10.09     $   9.08     $   8.49     $    8.85
     Common shares outstanding (period end)                             597          595          595           595
     Weighted average shares outstanding                                596          595          595           560

Performance Ratios:

     Return on average assets                                         0.70%        1.06%       -0.55%        -7.38%
     Return on average equity                                         8.18%        9.83%       -3.27%       -17.20%
     Interest-rate spread during the period                           4.28%        5.03%        4.31%         4.46%
     Net interest margin                                              5.31%        5.96%        5.31%         6.20%
     Noninterest expenses to average assets                           4.56%        4.59%        4.71%         9.41%

Asset Quality Ratios:

     Allowance for credit losses to period end loans                  1.36%        1.80%        2.00%         2.01%
     Net charge-offs to average loans                                 0.12%        0.01%            -             -
     Nonperforming assets to period end loans                             -            -            -             -
     Nonperforming assets to period end total assets                      -            -            -             -

Capital and Liquidity Ratios (Oceanside):

     Average equity to average assets (Consolidated)                  8.59%       10.75%       16.69%        42.92%
     Leverage (4.00% required minimum)                                8.83%       11.09%       12.92%        35.00%
     Risk-based capital:
         Tier 1                                                      10.48%       12.54%       17.42%        53.27%
         Total                                                       11.64%       13.79%       18.68%        54.53%
     Average loans to average deposits                               83.16%       80.92%       69.30%        66.14%


General

At December 31, 2000, Atlantic had grown to approximately $74.4 million in total assets, $49.3 million in total loans, $65.0 million in deposits, and $6.0 million in stockholders' equity. The following discussion should be read in conjunction with the preceding "Selected Financial Data" and Atlantic's financial statements on pages 38 - 58 herein, and the other financial data included elsewhere.

Atlantic's principal asset is its ownership of Oceanside. Accordingly, Atlantic's results of operations are primarily dependent upon the results of operations of Oceanside. Oceanside conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). Profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Oceanside's interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, Oceanside's profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, data processing costs, and other operating expenses.

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

                             Results of Operations

Net Income

Atlantic recorded net income of $452,000 in 2000 and $499,000 in 1999, a decline of $47,000. The principal changes in the components of net income follow:

o Atlantic has experienced significant growth with resulting increases in total income offset by increased total expenses. Interest and operating expenses have outpaced the growth in average total assets 52% (versus 36%) as Atlantic has expanded its services through its branch and mortgage operations. As a result, full-time staffing levels grew approximately 22% at year -end 2000 as compared with 1999.

o Interest expense has grown 83% as rates paid on deposits have outpaced the yields on earning assets and the financing of real estate purchased in 1999.

o In 1999, Atlantic recorded an income tax benefit of $90,000 through the recognition of deferred income tax assets once Atlantic became profitable. In 2000, the provision for income taxes of $226,000 represents a swing of $316,000 in the components of net income. Offsetting the increase in income taxes, the provision for credit losses in 1999 of $221,000 and the cumulative effect of a change in accounting principle of $59,000 (net of income taxes of $36,000) with no corresponding amounts in 2000 produced a favorable result.






                  [Remainder of page intentionally left blank.]

Table 1.1 - Rate/Volume Analysis (dollars in thousands):

                                                             Years Ended December 31,
-----------------------------------------------------------------------------------------------------------------
                                                            2000                                 1999
                                            ---------------------------------     ---------------------------------
                                                          Interest   Average                    Interest   Average
                                             Average           and    Yield/      Average            and    Yield/
                                             Balance     Dividends      Rate      Balance      Dividends      Rate
                                             -------     ---------      ----      -------      ---------      ----
Earning assets:
     Loans                                   $45,915      $ 4,523      9.85%      $33,236       $ 3,207      9.65%
     Investment securities                     6,360          405      6.37%        6,903           374      5.42%
     Other interest-earning assets (1)         5,353          349      6.52%        1,720           123      7.15%
                                             -------      -------                 -------       -------

         Total interest-earning assets        57,628        5,277      9.16%       41,859         3,704      8.85%
                                                          -------                               -------

Noninterest-earning assets                     6,666                                5,344
                                             -------                              -------

         Total assets                        $64,294                              $47,203
                                             =======                              =======

Interest-bearing liabilities:
     Demand deposits                         $19,983          637      3.19%     $ 16,618           441      2.65%
     Savings                                   1,284           32      2.49%        1,160            27      2.33%
     Certificates of deposit                  20,934        1,282      6.12%       13,074           690      5.28%
     Other borrowings                          3,220          266      8.26%          855            52      6.08%
                                             -------      -------                 -------       -------

         Total interest-bearing liabilities   45,421        2,217      4.88%       31,707         1,210      3.82%
                                                          -------                                -------

Noninterest-bearing liabilities               13,349                               10,421
Stockholders' equity                           5,524                                5,075
                                             -------                              -------

         Total liabilities and

           stockholders' equity              $64,294                              $47,203
                                             =======                              =======

Net interest income                                       $ 3,060                               $ 2,494
                                                          =======                               =======

Interest-rate spread (2)                                               4.28%                                 5.03%
                                                                       =====                                 =====

Net interest margin (3)                                                5.31%                                 5.96%
                                                                       =====                                 =====

Ratio of average interest-earning assets
  to average interest-bearing liabilities    126.88%                              132.02%
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

Table 1.2 - Rate/Volume Analysis (in thousands):


                                                                             Year Ended December 31,
                                                                                   2000 vs. 1999
                                                                            Increase (Decrease) Due to
                                                                 --------------------------------------------------
                                                                                               Rate/
                                                                      Rate        Volume       Volume      Total
                                                                  --------       -------     -------      --------
 Interest-earning assets:
     Loans                                                        $     67       $ 1,223      $    26      $ 1,316
     Investment securities                                              66           (30)         (5)           31
     Other interest-earning assets                                     (11)          260         (23)          226
                                                                  --------       -------     -------      --------

         Total interest-earning assets                                 122         1,453          (2)        1,573
                                                                  --------      --------    --------       -------

Interest-bearing liabilities:
     Demand deposits                                                    89            89          18           196
     Savings                                                             2             3           -             5
     Certificates of deposit                                           111           415          66           592
     Other borrowings                                                   19           144          51           214
                                                                 ---------     ---------    --------     ---------

         Total interest-bearing liabilities                            221           651         135         1,007
                                                                  --------     ---------     -------      --------

Net interest income                                                $   (99)      $   802      $ (137)     $    566
                                                                   =======       =======      ======      ========


Table 2.1 - Weighted Average Yield or Rate:

                                                                                   For the Year Ended December 31,
                                                                                   -------------------------------
                                                                                        2000             1999
                                                                                        ----             ----
Interest-earning assets:
         Loans                                                                         9.85%            9.65%
         Investment securities                                                         6.37%            5.42%
         Other interest-earning assets                                                 6.52%            7.15%
         All interest-earning assets                                                   9.16%            8.85%
Interest-bearing liabilities:
         NOW deposits                                                                  0.82%            0.92%
         Money market deposits                                                         4.56%            3.96%
         Savings                                                                       2.49%            2.33%
         Certificates of deposit                                                       6.12%            5.28%
         Other borrowings                                                              8.26%            6.08%
         All interest-bearing liabilities                                              4.88%            3.82%
Interest-rate spread                                                                   4.28%            5.03%


Comparison of Years Ended December 31, 2000 and 1999

Net Interest Income

Net interest income is Atlantic's primary source of operating income. Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other funding sources. The factors that influence net interest income include changes in interest rates and changes in the volume and mix of assets and liability balances.

Net interest income was $3,060,000 and $2,494,000 for 2000 and 1999, respectively, an increase of 22.7% from 1999 to 2000, which was due to the increase in average earning assets of 37.7% offset by increases in average interest-bearing liabilities of 43.3%. The average balances, interest income and expense, and the average rates earned and paid for assets and liabilities are found in Tables 1 and 2 on the preceding pages.

During 2000 and 1999, the average yield on earning assets was 9.16% and 8.85%, respectively, while the average cost of funds was 4.88% in 2000 and 3.82% in 1999. Atlantic's net interest margin declined from 5.96% in 1999 to 5.31% in 2000, reflecting unfavorable trends in interest rates earned versus rates paid. For 2000, the average loan-to-interest-bearing deposit ratio rose slightly to 108.8% from 107.7% in 1999, which reflects the shift in the mix of average earning assets and interest-bearing deposits as follows:

Table 2.2 - Change in Deposit Mix (dollars in thousands):

                                                                             At December 31,
                                                       -----------------------------------------------------------
                                                               2000                                 1999
                                                       -----------------------            ------------------------
                                                                     Percent                              Percent
                                                       Average            to              Average             to
                                                       Balance         Total               Balance          Total
                                                       -------     -----------            -------       ----------
Interest-earning assets:                               $45,915          79.7%             $33,236           79.4%
     Loans                                               6,360          11.0%               6,903           16.5%
     Investment securities                               5,353           9.3%               1,720            4.1%
                                                     ---------       --------           ---------        --------

         Total interest-earning assets                 $57,628         100.0%             $41,859          100.0%
                                                       =======         ======             =======          ======

Interest-bearing deposits:
     Demand deposits                                   $19,983          36.2%             $16,618           40.5%
     Savings                                             1,284           2.3%               1,160            2.8%
     Certificates of deposit                            20,934          37.9%              13,074           31.8%
                                                     ---------        -------            --------         -------

         Total interest-bearing deposits                42,201          76.4%              30,852           75.1%

Noninterest-bearing deposits                            13,010          23.6%              10,222           24.9%
                                                     ---------        -------            --------         -------

         Total deposits                                $55,211         100.0%             $41,074          100.0%
                                                       =======         ======             =======          ======


At December 31, 2000, the net loans-to-interest-earning deposit ratio was 96.2%.

Other borrowings increased from an average of $855,000 in 1999 to $3,220,000 in 2000, and the cost of funds increased from 6.08% to 8.26% during the same period reflecting the increasing rate environment.

Provision for Credit Losses

No provision for credit losses was recorded in 2000 as compared with $221,000 in 1999, which reflects management's assessment of the needed level of the allowance for credit losses as the loan growth begins to slow from the growth experienced since 1997. Since Oceanside's opening in 1997, only nominal charge-offs and classified loans have surfaced. Initial provisions for credit losses of 1.75% to 2.00% were recorded until some experience with Oceanside's underwriting policies was developed. Given management's estimate of expected charge-offs and its level of classified assets, no additional provision was considered necessary for 2000.

Other Income

Other income increased in 2000 to $547,000 from $362,000 for 1999. This increase reflects the growth in the number of deposit accounts. Income from service charges on customer accounts accounted for approximately 62% and 78% of total other income for the years ended 2000 and 1999, respectively. Fees generated from Oceanside's mortgage operations of approximately $85,000 and earnings of $54,000 on Oceanside's investment in insurance policies to fund Atlantic's indexed retirement plans for key officers and directors contributed to most of the increase in other income.

Other Expenses

Other expenses totaled $2,929,000 for 2000 and $2,167,000 for 1999, or 4.56% and 4.59% of average assets for respective year ends. Salaries and employee benefits accounted for approximately 48% of total other expenses for 2000 as opposed to 47% for 1999. Increases in other expenses reflect the growth in personnel to support Atlantic's overall growth including expansion in its branch and mortgage operations. The increase in other expenses of 35.2% from 1999 to 2000 was less than the increases in total interest income and other income of 42.5% and 51.1%, respectively, for the same periods.

Loans Receivable

Average loans receivable, before the allowance for credit losses were $45,915,000 for the year ended 2000 as compared to $33,236,000 for 1999, an increase of 38.1%. Management believes the growth in loans was directly attributable to community acceptance, the reputations of its lending team, and favorable economic conditions in the market area. Table 3 below provides an analysis of Atlantic's loan distribution at the end of 2000 and 1999. Loans that are secured by real estate include residential and nonresidential mortgages, and home equity loans to individuals.

Table 3 - Loan Portfolio (in thousands):

                                                             For the Year
                                                          Ended December 31,
                                                          ------------------
                                                       2000             1999
                                                     -------          -------
Commercial and agricultural                          $15,665         $ 12,501
Real estate                                           28,773           23,283
Consumer and other loans                               5,651            5,250
                                                     -------          -------
         Total loans                                  50,089           41,034
Less:
         Less, unearned income                         (106)              (99)
         Less, allowance for credit losses             (682)             (738)
                                                     -------          -------

                                                     $49,301          $40,197
                                                     =======          =======


The following table shows the maturity of loans receivable.

Table 4 - Loan Maturities at December 31, 2000 (in thousands):

                                                  1 Year         1 Through             After
                                                 or Less           5 Years           5 Years            Total
                                                 -------           -------           -------            -----
Commercial and agricultural                     $  6,906          $  4,051          $  4,708          $15,665
Real estate                                        8,819             4,076            15,878           28,773
Consumer and other loans                           1,428             3,280               943            5,651
                                                 -------           -------           -------          -------

        Total loans                              $17,153           $11,407           $21,529          $50,089
                                                 =======           =======           =======          =======

Loans with maturities over one year:

        Fixed rate                                                                                    $32,382
        Variable rate                                                                                     554
                                                                                                    ---------

             Total maturities greater than one year                                                   $32,936
                                                                                                      =======

                                       23

Table 5 - Loans Originated and Repaid (in thousands):

                                                Years Ended December 31,
                                                ------------------------
                                                  2000             1999
                                               ---------         --------
Originations:
        Commercial and agricultural loans      $   7,165        $   6,816
        Real estate loans                         14,830           17,418
        Consumer and other loans                   3,222            4,096
                                               ---------         --------

             Total                                25,217           28,330

Principal reductions                             (16,162)         (13,382)
                                               ---------         --------

Increase in total loans                        $   9,055         $ 14,948
                                               =========         ========


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

Real estate acquired by Atlantic as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned ("OREO"). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time the real estate is transferred to OREO. Further allowances for losses in OREO are recorded at the time management believes additional deterioration in value has occurred.

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

At December 31, 2000 and 1999, management had not observed any significant problem loans in its portfolio. Loans past due for 30 days or more (but less than 89 days) at December 31, 2000, and 1999, totaled $15,000 and $1,000, respectively. At December 31, 2000, management had classified four loans totaling approximately $34,000 as substandard, as compared with three substandard loans totaling $29,000 at December 31, 1999.

At December 31, 2000 and 1999, there were no loans considered by management to be nonaccrual, impaired, or in-substance foreclosed.

Allowance for Credit Losses

The amount charged to operations and the related balance in the allowance for credit losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including but not limited to, current economic conditions, loan portfolio composition, prior credit loss experience, trends in portfolio volume, and management's estimation of future potential losses. Management believes that the allowance for credit losses is adequate (see "Provision for Credit Losses" at page 22). Table 6 is an analysis of the allowance for credit losses for 2000 and 1999.

Table 6 - Allowance for Credit Losses (in thousands):

                                                              2000             1999
                                                              ----             ----

Balance, at beginning of period                              $ 738            $ 520
Provision for credit losses                                      -              221
Loans charged off                                              (57)              (8)
Recoveries                                                       1                5
                                                             -----            -----

Balance, at end of period                                    $ 682            $ 738
                                                             =====            =====

The specific allocations of the allowance for credit losses are based on management's evaluation of the risks inherent in the specific portfolios for the dates indicated. Amounts in a particular category may be used to absorb losses if another category allocation proves to be inadequate. Table 7 reflects the allocations of the allowance for the years ended 2000 and 1999.

Table 7 - Allocation of Allowance for Credit Losses (dollars in thousands):

                                                                             At December 31,
                                                       -----------------------------------------------------------
                                                              2000                                 1999
                                                       ----------------------             ------------------------
                                                                      % of                               % of
                                                                     Loans to                           Loans to
                                                                       Total                              Total
                                                       Amount         Loans               Amount          Loans
                                                       ------      -----------            ------       -----------
Commercial and agricultural                            $   1             31%              $   3             30%
Real estate                                                -             58                   -             57
Consumer and other loans                                   8             11                   6             13
Unallocated                                              673              0                 729              0
                                                       -----            ---               -----            ---

                                                       $ 682            100%              $ 738            100%
                                                       =====            ===               =====            ===

Highly leveraged transactions generally include loans and commitments made in connection with recapitalizations, acquisitions, and leveraged buyouts, and result in the borrower's debt-to-total assets ratio exceeding 75%. Atlantic had no loans at December 31, 2000 and 1999, that qualified as highly leveraged transactions.

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

Table 8.1 - Carrying Value of Investment Securities (in thousands):

                                                                                         At December 31,
                                                                                    -------------------------
                                                                                        2000             1999
                                                                                     -------          -------
Securities available-for-sale:
         Mortgage-backed securities (GNMA and FNMA)                                  $ 5,326          $ 5,938
         Other                                                                           171              171
                                                                                     -------          -------

         Total                                                                         5,497            6,109
                                                                                    --------         --------

Securities held-to-maturity:
         State, county, and municipal bonds                                            2,018                -
                                                                                     -------          -------

Balance, end of year                                                                 $ 7,515          $ 6,109
                                                                                     =======          =======


Table 8.2 - Investment Securities at Amortized Cost (in thousands):

                                                                                           At December 31,
                                                                                    -------------------------
                                                                                        2000             1999
                                                                                        ----             ----
Securities available-for-sale:
        Mortgage-backed securities (GNMA and FNMA)                                  $ 5,403           $ 6,255
        Other                                                                           171               171
                                                                                    -------           -------

         Total                                                                         5,574            6,426
                                                                                    --------         --------

Securities held-to-maturity:
         State, county, and municipal bonds                                            2,018                -
                                                                                    --------      -----------

Balance, end of year                                                                 $ 7,592          $ 6,426
                                                                                     =======          =======



Tables 9.1 and 9.2 set forth the maturities (excluding principal paydowns on mortgage-backed securities) and the weighted average yields of securities by contractual maturities at December 31, 2000 and 1999.

Table 9.1 - Analysis of Investment Securities Available-for-Sale (dollars in thousands):

                                                         Due in Ten
                                                       Years or More                              Other
                                               ---------------------------           -------------------------
                                                                   Average                            Average
                                                  Amount           Yield              Amount          Yield
                                                  ------         ---------            ------        ---------
At December 31, 2000:
         Mortgage-backed securities

             (GNMA and FNMA)                     $ 5,326             6.32%           $    -                -
         Other                                         -                 -               171            7.11%
                                                 -------                             --------

                                                 $ 5,326             6.32%           $   171            7.11%
                                                 =======                             =======

At December 31, 1999:
         Mortgage-backed securities

             (GNMA and FNMA)                     $ 5,938             6.22%           $     -                -
         Other                                         -                 -               171            6.60%
                                                --------                             ------ -

                                                 $ 5,938             6.22%           $   171            6.60%
                                                 =======                             =======


Table 9.2 - Analysis of Investment Securities Held-to-Maturity (dollars in thousands):

                                                    Due in Ten
                                                   Years or More                                   Other
                                                 -------------------------           ------------------------
                                                                   Average                            Average
                                                  Amount           Yield              Amount           Yield
                                                  ------           -----              ------           -----

At December 31, 2000:
         State, county, and
           municipal bonds                       $ 2,018             5.35%          $      -                -
                                                 =======                            ========

At December 31, 1999:
         State, county, and
           municipal bonds                       $    -                 -           $      -                -
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

Maturity terms, service charges and withdrawal penalties are established by Atlantic on a periodic basis. The determination of rates and terms is predicated on loan funding and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions' normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew, or rollover deposits at such rates without restriction, "adequately capitalized" depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and "undercapitalized" depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See "Description of Business/Supervision and Regulation." As of December 31, 2000, Oceanside met the definition of a "well capitalized" depository institution.

Atlantic's primary source of funds is deposit accounts that include both interest- and noninterest-bearing demand, savings, and time deposits under $100,000. At December 31, 2000 and 1999, these core deposits accounted for approximately 86% and 90%, respectively, of all deposits. At December 31, 2000, the deposit mix had shifted so that noninterest-bearing demand deposits were no longer the single largest category of core deposits. At year-end 2000, time deposits under $100,000 accounted for approximately 32% of these core deposits as compared with noninterest-bearing demand deposits at 25%. At December 31, 2000 and 1999, jumbo certificates of deposit (time deposits $100,000 and greater) represented approximately 14% and 10%, respectively, of total deposits. At December 31, 2000 and 1999, time deposits outstanding in an individual amount of $100,000 or more totaled $9,224,000 and $4,534,000, respectively. The maturity of these deposits are reflected in Table 12 herein.

Interest-bearing demand accounts, consisting of NOW and money market accounts, averaged $19,983,000 for the year ended 2000 and $16,618,000 for the year ended 1999, or approximately 36% and 41% of average total deposits in 2000 and 1999, respectively. This decrease in the percentage of lower cost deposits to total deposits in 1999 contributed to the increase in the average cost of funds from 3.82% in 1999 to 4.88% in 2000.

Table 10 - Distribution of Deposit Accounts by Type (dollars in thousands):

                                                                       At December 31,
                                               --------------------------------------------------------------
                                                           2000                                1999
                                               ---------------------------         --------------------------
                                                                    % of                               % of
                                                  Amount         Deposits             Amount        Deposits
                                                  ------        ----------            ------       ----------
Demand deposits                                  $13,729            21.1%           $ 11,084           25.2%
NOW deposits                                       9,840            15.2               7,138           16.3
Money market deposits                             13,021            20.0              10,787           24.6
Savings deposits                                   1,213             1.9               1,159            2.6
                                               ---------         -------          ----------        -------

        Subtotal                                  37,803            58.2              30,168           68.7
                                                --------          ------            --------         ------

Certificates of deposit:
        3.00% - 3.99%                                 34             0.1                 124            0.3
        4.00% - 4.99%                                308             0.4               3,697            8.4
        5.00% - 5.99%                              1,318             2.0               9,370           21.4
        6.00% - 6.99%                             23,523            36.2                 530            1.2
        7.00% - 7.99%                              2,016             3.1                   -            0.0
                                               ---------         -------        ------------        -------

        Total certificates of deposit (1)         27,199            41.8              13,721           31.3
                                                --------          ------            --------         ------

        Total deposits                           $65,002           100.0%            $43,889          100.0%
                                                 =======           =====             =======          =====

(1) Includes individual retirement accounts ("IRAs") totaling $1,693,000 and $1,106,000 in 2000 and 1999, respectively, all of which are in the form of certificates of deposit.


Table 11 - Average Deposits and Average Rates (dollars in thousands):

                                                                        At December 31,
                                                --------------------------------------------------------------
                                                           2000                                1999
                                                 -------------------------            -----------------------
                                                 Average           Average            Average        Average
                                                 Balance           Rate               Balance        Rate
                                                 -------        ----------            -------     ----------
Demand, money market
    and NOW deposits                            $ 32,993            1.93%            $ 26,840       1.64%
Savings deposits                                   1,284            2.49%               1,160       2.33%
Certificates of deposit                           20,934            6.12%              13,074       5.28%
                                               ---------                            ---------

        Total deposits                          $ 55,211            3.53%            $ 41,074       2.82%
                                                ========                             ========

                                       30

Table 12 - Maturities of Time Deposits of $100,000 or more (in thousands):

                                                        At December 31,
                                                     -------------------------
                                                       2000             1999
                                                     -------          --------
Due in three months or less                         $  3,743         $    829
Over three through twelve months                       4,234            3,597
Over twelve months through three years                 1,247                -
Over three years                                           -              108
                                                     -------          --------

                                                     $ 9,224          $ 4,534
                                                     =======          =======


Table 13 - Certificates of Deposits by Rate and Maturity Date (in thousands):

                                                                        Year Ending December 31,
                                                     -------------------------------------------------------------
                                                        2001      2002        2003       2004      2005      Total
                                                        ----      ----        ----       ----      ----      -----
At December 31, 2000:

    3.00% - 3.99%                                    $    34      $   -      $   -    $     -     $   -    $    34
    4.00% - 4.99%                                        308          -          -          -         -        308
    5.00% - 5.99%                                      1,040          -        194         11        73      1,318
    6.00% - 6.99%                                     20,604      2,769        150          -         -     23,523
    7.00% - 7.99%                                      1,613        403          -          -         -      2,016
                                                     -------     ------      -----    -------     -----    -------

      Total certificates of deposit                  $23,599     $3,172      $ 344    $    11     $  73    $27,199
                                                     =======     ======      =====    =======     =====    =======
                                                                        Year Ending December 31,
                                                     -------------------------------------------------------------
                                                        2000      2001        2002       2003      2004      Total
                                                        ----      ----        ----       ----      ----      -----
At December 31, 1999:

    3.00% - 3.99%                                    $   124    $     -    $     -    $     -     $   -    $   124
    4.00% - 4.99%                                      3,673         24          -          -         -      3,697
    5.00% - 5.99%                                      9,058        123          -        179        10      9,370
    6.00% - 6.99%                                        387          -          2        141         -        530
                                                     -------     ------      -----    -------     -----    -------

      Total certificates of deposit                  $13,242    $   147    $     2     $  320     $  10    $13,721
                                                     =======    =======    =======     ======     =====    =======


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

Oceanside is also subject to leverage capital requirements. This requirement compares capital (using the definition of Tier I capital) to balance sheet assets and is intended to supplement the risk-based capital ratio in measuring capital adequacy. The guidelines set a minimum leverage ratio of 3% for depository institutions that are highly rated in terms of safety and soundness, and which are not experiencing or anticipating any significant growth. Other depository institutions are expected to maintain capital levels of at least 1% or 2% above the minimum. Oceanside's actual capital amounts, capital ratios, and leverage ratios at December 31, 2000 and 1999, are reflected in the table below.

Table 14 - Capital Ratios (dollars in thousands):

                                                                At December 31,
                                                           -------------------------
                                                               2000             1999
                                                           --------         --------
Tier I
    Stockholders' equity                                   $  6,206         $  5,664
    Less, intangible assets                                       -                -
                                                           --------         --------
                                                              6,206            5,664
Tier II

    Allowable portion of allowance for credit losses            682              565
                                                           --------         --------

Risk-based capital                                         $  6,888         $  6,229
                                                           ========         ========

Risk adjusted assets                                        $59,196          $45,164
                                                           ========         ========

    Tier I risk-based capital ratio                          10.48%           12.54%
                                                           ========         ========

    Total risk-based capital ratio                           11.64%           13.79%
                                                           ========         ========

Adjusted assets                                             $70,255          $51,053
                                                            =======          =======

    Leverage ratio                                            8.83%           11.09%
                                                           ========         ========


Note:   Any   unrealized    appreciation    and   depreciation   on   securities
available-for-sale was excluded from regulatory capital components of risk-based capital and leverage ratios.

Table 15 - Capital Analysis:

                                                                 At December 31,
                                                            -----------------------
                                                              2000             1999
                                                              ----             ----
Average equity as a percentage of average assets            8.59%            10.75%
Equity to total assets at end of year                       8.09%             9.98%
Return on average equity                                    8.18%             9.83%
Return on average assets                                    0.70%             1.06%
Noninterest expenses to average assets                      4.56%             4.59%

In 1996, Oceanside commenced the sale of units (consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $10.00 per share) at a price of $10.00 per unit. During 1996 and 1997, a total of 594,430 shares were sold. Warrants exercised to purchase common stock totaled 1,500 in 2000, 600 in 1999, and 20 in 1998, the proceeds of which were $15,000 and $6,000 in 2000 and 1999, respectively, and less than $1,000 in 1998.

Stockholders' equity is adjusted for the effect of unrealized appreciation or depreciation, net of tax, on securities classified as available-for-sale. As of December 31, 2000, stockholders' equity increased $616,000 from December 31, 1999, as a result of the net income of $452,000, a decrease of $149,000 in unrealized holding losses on available-for-sale securities, and $15,000 of proceeds from the exercise of warrants in 2000. The return on average equity for the years ended December 31, 2000 and 1999, was a positive 8.18% and 9.83%, respectively.

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

The operations of Atlantic do not subject it to foreign currency exchange or commodity price risk. Also, Atlantic does not utilize interest rate swaps, caps, or other hedging transactions. Atlantic's overall sensitivity to interest rate risk is low due to its non-complex balance sheet. Atlantic has implemented several strategies to manage interest rate risk that include originating most residential mortgages for a third party lender, increasing the volume of variable rate commercial loans, requiring interest rate calls on commercial loans, and maintaining a short repricing maturity for a significant portion of its investment portfolio.

The following table provides information about Atlantic's financial instruments that are sensitive to changes in interest rates. For securities, loans, and deposits, the table presents principal cash flows and related weighted average interest rates by maturity dates or repricing frequency. Atlantic has no market risk sensitive instruments entered into for trading purposes.

Table 16 - Interest Rate Sensitivity at December 31, 2000 (dollars in thousands):

                                                Under         3 to 12                           Over
                                             3 Months          Months     1 - 5 Years        5 Years         Total
                                             --------          ------     -----------        -------         -----
Federal funds sold                            $ 6,715       $       -         $     -        $     -       $ 6,715
Interest-bearing deposits in other banks          106               -               -              -           106
Loans(1)                                       12,944           4,209          11,407         21,529        50,089
Securities(2)                                       -           1,221               -          6,294         7,515
                                              -------       ---------         -------        -------       -------

Total rate-sensitive assets                   $19,765       $   5,430         $11,407        $27,823       $64,425
                                              =======       =========         =======        =======       =======

Money market and NOW(2)                       $13,021       $       -         $     -        $ 9,840       $22,861
Savings accounts (2)                                -               -               -          1,213         1,213
Certificates of deposit (2)                     9,106          14,493           3,600              -        27,199
                                              -------       ---------         -------        -------       -------

Total rate-sensitive liabilities              $22,127       $  14,493        $  3,600        $11,053       $51,273
                                              =======       =========         =======        =======       =======

Gap (repricing differences)                   $(2,362)      $ (9,063)        $  7,807        $16,770       $13,152
                                              =======       ========         ========        =======       =======

Cumulative Gap                                $(2,362)      $(11,425)        $ (3,618)       $13,152
                                              =======       ========         ========        =======

Cumulative Gap/total assets                    -3.18%         -15.36%          -4.86%         17.68%
                                              =======       =========         =======        =======

Total assets                                                                                               $74,375
                                                                                                           =======

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

Liquidity

Liquidity management involves meeting the funds flow requirements of customers who may either be depositors wanting to withdraw funds, or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets consist of vault cash, securities, and principal paydowns of earning assets.

Atlantic's principal sources of asset liquidity are federal funds sold and the securities portfolio, including principal paydowns from mortgage-backed securities. In 2000 and 1999, such payments totaled $838,000 and $1,498,000, respectively.

Other sources of funds are principal paydowns and maturities in the loan portfolio. The loan maturity schedule (Table 4) illustrates the maturities of loans receivable at December 31, 2000.

Oceanside also has sources of liability liquidity that include core deposits as previously discussed.

At December 31, 2000 and 1999, Oceanside's liquidity ratio of liquid assets to transaction deposit accounts was 35.7% and 16.1%, respectively. Management believes that Oceanside's liquidity is sufficient to meet its anticipated needs.

Other Borrowings

A summary follows (in thousands):

                                                              December 31,
                                                          2000             1999
                                                        -------           -------
     FHLB of Atlanta advances                           $ 2,300           $ 2,300
     Revolving lines of credit                              744               742
     Securities sold under agreements to repurchase           -             1,589
                                                        -------           -------

                                                        $ 3,044           $ 4,631
                                                        =======           =======

FHLB of Atlanta Advances:

On December 29, 1999, Oceanside obtained an advance from FHLB of $2,300,000 collateralized by Oceanside's FHLB capital stock and assigned collateral consisting of wholly-owned residential (1-4 units) first mortgage loans of approximately $2,950,000. This advance matures on November 17, 2005, and has a variable interest rate currently at 6.05%.

Revolving Lines of Credit:

On February 11, 1999, Atlantic obtained a revolving line of credit in the amount of $50,100 from Columbus Bank and Trust Company ("Columbus"). On August 11, 1999, Atlantic obtained two revolving lines of credit from Columbus totaling $1.0 million, and repaid existing advances under the line of credit dated February 11, 1999. For the remaining two lines of credit, principal and interest at 0.50% below prime are due on August 11, 2001. The proceeds from the lines of credit have been used to acquire real estate, fund start-up costs for the mortgage banking operations, and provide additional working capital for Atlantic. At December 31, 2000 and 1999, $744,000 and $742,000, respectively, had been advanced to Atlantic under the lines of credit, which are secured by the common stock of Atlantic's wholly-owned banking subsidiary, Oceanside Bank.

Securities Sold Under Agreements to Repurchase:

At December 31, 1999, Oceanside had sold securities under agreements to repurchase with a par value of approximately $1,859,000 and a fair value of approximately $1,757,000 to secure overnight borrowings totaling $1,589,000. The interest rate on this overnight borrowing was 6.5%. During 2000, all amounts were repaid.

Future Accounting Requirements

In June 1999, the Financial Accounting Standards Board amended Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which addressed the accounting for derivative instruments and provides for matching the timing of gain or loss recognition on the hedging instrument. Guidance on identifying derivative instruments is also provided as well as additional disclosures. SFAS 133, as amended, becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Earlier application was permitted with certain exceptions. Management does not anticipate that adoption of SFAS 133, as amended, will have a material impact on the financial condition or results of operations of Atlantic.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). SFAS 140 revises the standards for securitization and other transfers of financial assets and collateral, and requires additional disclosures but carries over most of the provisions of SFAS 125, which has been replaced by SFAS 140. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. Management does not anticipate that adoption of SFAS 140, when fully implemented, will have a material impact on the financial condition or results of operations of Atlantic.

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

ITEM 7.  FINANCIAL STATEMENTS.

The consolidated financial statements of Atlantic as of and for the periods ended December 31, 2000 and 1999, are set forth on pages 38-58 of this Form 10-KSB.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have audited the consolidated balance sheets of Atlantic BancGroup, Inc. and Subsidiary ("Atlantic") as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders' equity, for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of Atlantic's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic as of December 31, 2000 and 1999, and the results of its consolidated operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

/s/  STEVENS, POWELL & COMPANY, P.A.
-----------------------------------
STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
February 8, 2001

                                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                  ----------------------------
                                                                                     2000              1999
                                                                                  -----------      -----------
                                                                      (Dollars in Thousands, Except Per Share Data)
                                     ASSETS

Cash and cash equivalents:
     Cash and due from banks                                                      $     6,250      $     4,569
     Federal funds sold                                                                 6,715                -
                                                                                  -----------      -----------
         Total cash and cash equivalents                                               12,965            4,569

Interest-bearing deposits in other banks                                                  106              100
Securities available-for-sale                                                           5,497            6,109
Securities held-to-maturity (market value of $2,051)                                    2,018                -
Loans                                                                                  49,301           40,197
Facilities                                                                              2,601            2,489
Accrued interest receivable                                                               346              271
Deferred income taxes                                                                     237              312
Other assets                                                                            1,304              114
                                                                                  -----------      -----------

         Total assets                                                              $   74,375       $   54,161
                                                                                   ==========       ==========

                                   LIABILITIES

Deposits:
     Noninterest-bearing demand deposits                                           $   13,729       $   11,084
     Interest-bearing deposits                                                          9,840            7,138
     Money market deposits                                                             13,021           10,787
     Savings deposits                                                                   1,213            1,159
     Time deposits, $100,000 and over                                                   9,224            4,534
     Other time deposits                                                               17,975            9,187
                                                                                  -----------       ----------

         Total deposits                                                                65,002           43,889
                                                                                  -----------        ---------

Other borrowings                                                                        3,044            4,631
Accrued interest payable on deposits                                                       97               53
Accounts payable and accrued liabilities                                                  212              184
                                                                                  -----------      -----------

         Total liabilities                                                             68,355           48,757
                                                                                  -----------      -----------

Commitments and contingencies                                                               -                -
                                                                                  -----------      -----------

                              STOCKHOLDERS' EQUITY

Common stock, $0.01 par value, authorized 10,000,000 shares, issued
    and outstanding 596,850 shares in 2000 and 595,350 shares in 1999                       6                6
Additional paid-in capital                                                              4,228            4,213
Retained earnings                                                                       1,834            1,382
Accumulated other comprehensive income
     Net unrealized holding losses on securities                                        ( 48)             (197)
                                                                                  -----------      -----------

         Total stockholders' equity                                                     6,020            5,404
                                                                                  -----------      -----------

         Total liabilities and stockholders' equity                               $    74,375       $   54,161
                                                                                  ===========       ==========

Book value per common share                                                       $     10.09       $     9.08
                                                                                  ===========       ==========


          See accompanying notes to consolidated financial statements.

                                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                            December 31,
                                                                                    --------------------------
                                                                                      2000             1999
                                                                                    ---------        ---------
                                                                      (Dollars in Thousands, Except Per Share Data)
INTEREST INCOME
     Interest and fees on loans                                                     $   4,523        $   3,207
     Interest and dividend income from investment securities                              405              374
     Interest on federal funds sold                                                       343              111
     Interest on deposits with other banks                                                  6               12
                                                                                    ---------        ---------
         Total interest income                                                          5,277            3,704
                                                                                    ---------        ---------

INTEREST EXPENSE
     Interest on deposits                                                               1,951            1,158
     Other                                                                                266               52
                                                                                    ---------        ---------
         Total interest expense                                                         2,217            1,210
                                                                                    ---------        ---------

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES                                  3,060            2,494

PROVISION FOR CREDIT LOSSES                                                                 -              221
                                                                                    ---------        ---------

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                                   3,060            2,273
                                                                                    ---------        ---------

OTHER INCOME
     Service charges on deposit accounts                                                  338              283
     Other fees for customer service and other income                                     209               79
                                                                                   ----------      -----------
         Total other income                                                               547              362
                                                                                   ----------       ----------

OTHER EXPENSES
     Salaries and employee benefits                                                     1,395            1,017
     Expenses of bank premises and fixed assets                                           489              460
     Other operating expenses                                                           1,045              690
                                                                                    ---------       ----------
         Total other expenses                                                           2,929            2,167
                                                                                    ---------        ---------

INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                                        678              468

PROVISION (BENEFIT) FOR INCOME TAXES                                                      226              (90)
                                                                                    ---------        ---------

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
    IN ACCOUNTING PRINCIPLE                                                               452              558

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
     (Net of income taxes of $36)                                                           -              (59)
                                                                                    ---------        ---------

NET INCOME                                                                                452              499
                                                                                    ---------        ---------
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
     Unrealized holding gains (losses) on securities arising during period                149             (150)
                                                                                    ---------        ---------

COMPREHENSIVE INCOME                                                                $     601        $     349
                                                                                    =========        =========


AVERAGE COMMON SHARES OUTSTANDING                                                     595,510          594,983
                                                                                    =========        =========
EARNINGS PER SHARE
     Basic earnings per share                                                           $0.76            $0.84
                                                                                    =========        =========

          See accompanying notes to consolidated financial statements.

                                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            December 31,

                                                                                      2000           1999
                                                                                    ---------       ----------
                                                                                      (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                     $     452       $      499
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
         Provision for credit losses                                                        -              221
         Depreciation and amortization                                                    214              132
         Net premium amortization and discount accretion                                   14               96
         Deferred income taxes                                                           (16)             (192)
         Amortization of organizational costs                                               -                -
         (Increase) decrease in assets:
              Accrued interest receivable                                                (75)              (81)
              Other assets                                                            (1,190)               88
         Increase (decrease) in liabilities:
              Accounts payable and accrued liabilities                                     72               89
                                                                                    ---------       ----------

                  Net cash provided by operating activities                             (529)              852
                                                                                    ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available-for-sale:
         Purchases                                                                          -             (115)
         Principal repayments mortgage-backed investment securities                       838            1,498
     Securities held to maturity
         Purchases                                                                    (2,018)                -
     Increase (decrease) in interest-bearing deposits in other banks                      (6)              106
     Increase in loans                                                                (9,104)          (14,940)
     Purchases of facilities                                                            (326)             (761)
                                                                                    ---------       ----------

                  Net cash used in investing activities                              (10,616)          (14,212)
                                                                                    ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in deposits:
         Noninterest-bearing                                                            2,645            3,916
         Interest-bearing                                                              18,468             (401)
     Proceeds from other borrowings                                                         2            4,631
     Proceeds from stock warrants exercised                                                15                6
     Repayments of other borrowings                                                   (1,589)                -
                                                                                     ---------       ----------

                  Net cash provided by financing activities                            19,541            8,152
                                                                                    ---------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    8,396           (5,208)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          4,569            9,777
                                                                                    ---------       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  12,965       $    4,569
                                                                                    =========       ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash received during the year for interest and dividends                       $   5,219       $    3,623
                                                                                    =========       ==========
     Cash paid during the year for interest                                         $   2,079       $    1,208
                                                                                    =========       ==========
     Cash paid during the year for income taxes                                     $     160      $        80
                                                                                   ==========      ===========


          See accompanying notes to consolidated financial statements.

                                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                            Net
                                                                                          Unrealized
                                                                                           Holding
                                                  Common Stock     Additional               Gains           Total
                                               ----------------     Paid-in    Retained  (Losses) on    Stockholders'
                                               Shares     Amount     Capital    Earnings   Securities       Equity
                                               ------     ------     -------    --------   ----------       ------
                                                                  (Dollars in Thousands)
Balance, December 31, 1998                    594,750     $ 2,974     $ 1,243    $   880   $    (47)       $ 5,050

Bank holding company reorganization                 -      (2,968)      2,964          3          -            (1)
Stock warrants exercised                          600           -           6          -          -              6
Comprehensive income:
     Net income                                     -           -           -        499          -
     Net change in net unrealized
         holding losses on securities               -           -           -          -       (150)

       Total comprehensive income                   -           -           -          -          -            349
                                              -------  ----------     -------    -------   --------        -------

Balance, December 31, 1999                    595,350           6       4,213      1,382       (197)         5,404

Stock warrants exercised                        1,500           -          15          -          -             15
Comprehensive income:
     Net income                                     -           -           -        452          -
     Net change in net unrealized
         holding gains on securities                -           -           -          -        149

       Total comprehensive income                   -           -           -          -          -            601
                                              -------  ----------     -------    -------   --------        -------

Balance, December 31, 2000                    596,850  $        6     $ 4,228    $ 1,834   $    (48)       $ 6,020
                                              =======  ==========     =======    =======   ========        =======



          See accompanying notes to consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

General:

The consolidated financial statements include the accounts and transactions of Atlantic BancGroup, Inc. and its wholly-owned subsidiaries ("Atlantic"), Oceanside Bank ("Oceanside"), which opened July 21, 1997, as a state-chartered banking organization, and Oceanside Mortgage Group, Inc. ("Oceanside Mortgage"), which was merged into Oceanside during 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of Atlantic and its subsidiaries conform with generally accepted accounting principles and with general practices within the banking industry.

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

Oceanside Mortgage:

On July 20, 1999, Oceanside Mortgage was incorporated as a wholly-owned subsidiary of Atlantic for the purpose of conducting mortgage banking operations. The financial position and results of operations of Oceanside Mortgage have been included in the consolidated financial statements; however, such amounts were immaterial in 1999. On May 25, 2000, the board of directors of Atlantic voted to merge the mortgage banking operations of Oceanside Mortgage into Oceanside. This transaction was approved by the federal and state regulators and was completed during the quarter ended September 30, 2000.

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

Cash and Due From Banks:

Oceanside is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2000 and 1999, was $371,000 and $251,000, respectively.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Computation of Per Share Earnings:

Basic earnings per share amounts are computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. At December 31, 2000 and 1999, the outstanding warrants totaled 592,010 and 593,510, respectively; however, the warrants were not considered dilutive. The following information was used in the computation of earnings per share on both a basic and diluted basis for the years ended December 31, 2000 and 1999 (in thousands except per share data):

                                                                For the Year Ended December 31,

                                                                    2000                1999
                                                                    ----                ----
     Basic EPS computation:
         Numerator - Net income                                    $  452              $ 499
         Denominator - Weighted average shares outstanding            596                595
                                                                  -------             ------
         Basic EPS                                                 $ 0.76              $0.84
                                                                   ======              =====

Statements of Cash Flows:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts on deposit in non-interest bearing accounts with other commercial banks, and federal funds sold.

Advertising and Business Development:

Atlantic expenses advertising and business development costs as incurred. Advertising and business development costs for 2000 and 1999 as included in other operating expenses were $68,000 and $39,000, respectively.

Reclassification of Accounts:

Certain items in the consolidated financial statements for 1999 have been reclassified to conform to the classifications used for the current year.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities at December 31, 2000 and 1999, follow:

                                                December 31, 2000                                  December 31, 1999
                                  -------------------------------------------    ------------------------------------------------
                                               Gross        Gross                             Gross        Gross
                                 Amortized  Unrealized   Unrealized    Fair      Amortized  Unrealized   Unrealized      Fair
                                   Cost        Gains       Losses      Value       Cost       Gains        Losses        Value
                                  -------     -------     ------      -------     -------     -----        -------      -------
                                             (Dollars in Thousands)                          (Dollars in Thousands)
Available for sale
------------------
   Mortgage-backed securities     $ 5,403    $     4    $   (81)    $ 5,326       $ 6,255     $     -     $  (317)      $ 5,938
   Other                              171          -          -         171           171           -           -           171
                                  -------    -------    --------    -------       -------     -------     --------      -------
     Total available-for-sale       5,574          4        (81)      5,497         6,426           -        (317)        6,109
                                  -------    -------    --------    -------       -------     -------     --------      -------

Held-to-maturity
----------------
   State, county and municipal
     bonds                          2,018         33          -       2,051             -           -           -             -
                                  -------    -------    --------    -------       -------     -------     --------      -------

     Total held-to-maturity         2,018         33          -       2,051             -           -           -             -
                                  -------    -------    --------    -------       -------     -------     --------      -------

Total investment securities       $ 7,592    $    37    $   (81)    $ 7,548       $ 6,426     $     -     $  (317)      $ 6,109
                                  =======    =======    ========    =======       =======     =======     ========      =======

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 2 - INVESTMENT SECURITIES (Continued)

The fair value of securities fluctuates during the investment period. No provision for loss has been made in connection with the decline of fair value below book value, because the securities are purchased for investment purposes and the decline is not deemed to be other than temporary. Temporary declines in fair value of securities available-for-sale at December 31, 2000, of $48,000 (net of deferred income taxes of $29,000) are regarded as an adjustment to stockholders' equity. The estimated fair value of securities is determined on the basis of market quotations. At December 31, 2000, securities with an amortized cost of $973,000 and market value of $982,000 were pledged to secure deposits and for other operating purposes (see Note 6).

No investment securities were sold during 2000 or 1999.

The cost and estimated fair value of debt and equity securities at December 31, 2000, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Securities Available-for-Sale        Securities Held-to-Maturity
                                                   -----------------------------        ---------------------------
                                                      Amortized          Fair            Amortized          Fair
                                                        Cost             Value             Cost              Value
                                                        ----             -----             ----              -----
                                                        (Dollars in Thousands)             (Dollars in Thousands)
     Due in ten years or more                         $ 5,403          $ 5,326           $ 2,018           $ 2,051
     Other                                                171              171                 -                 -
                                                    ---------        ---------       -----------       -----------

                                                      $ 5,574          $ 5,497           $ 2,018           $ 2,051
                                                      =======          =======           =======           =======


NOTE 3 - LOANS

The loan portfolio is classified as follows (dollars in thousands):

                                                             2000             1999
                                                             ----             ----

     Commercial and agricultural                         $ 15,665         $ 12,501
     Real estate                                           28,773           23,283
     Consumer and other loans                               5,651            5,250
                                                        ---------        ---------
         Total loans                                       50,089           41,034
     Less, unearned income                                  (106)              (99)
     Less, allowance for credit losses                      (682)             (738)
                                                         -------          --------

                                                         $ 49,301         $ 40,197
                                                         ========         ========


At December 31, 2000, fixed rate loans (excluding nonaccrual loans) with maturities over one year totaled approximately $32.4 million.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 3 - LOANS (Continued)

The following is a summary of the transactions in the allowance for credit losses (dollars in thousands):

                                                                                         2000             1999
                                                                                       ------           ------
     Balance, beginning of period                                                      $  738           $  520
     Provisions charged to operating expenses                                               -              221
     Loans charged-off                                                                   (57)               (8)
     Recoveries                                                                             1                5
                                                                                       ------           ------

     Balance, end of period                                                            $  682           $  738
                                                                                       ======           ======


At December 31, 2000 and 1999, and for the periods then ended, Oceanside had no loans classified as impaired or nonaccrual.

NOTE 4 - FACILITIES

Facilities are summarized as follows (dollars in thousands):

                                                                 Accumulated                            Estimated
                                                               Depreciation and        Net Book          Useful
                                                       Cost      Amortization           Value            Lives
                                                      -------  ----------------        --------         ---------
December 31, 2000:
     Land and land improvements                      $    946       $      -           $    946
     Bank building and improvements                     1,337            163              1,174       5 - 40 years
     Furniture, fixtures, and equipment                   754            273                481       3 - 10 years
                                                      -------       --------           --------

                                                      $ 3,037       $    436            $ 2,601
                                                      =======       ========            =======

December 31, 1999:
     Land and land improvements                      $    946       $      -           $    946
     Bank building and improvements                     1,295             90              1,205       5 - 40 years
     Furniture, fixtures, and equipment                   469            131                338       3 - 10 years
                                                     --------       --------           --------

                                                      $ 2,710       $    221            $ 2,489
                                                      =======       ========            =======


Depreciation and amortization of facilities totaled $214,000 and $132,000 in 2000 and 1999, respectively.

Oceanside leases property under construction for a future branch location at 13799 Beach Boulevard, Jacksonville, Florida, under a noncancellable operating lease. Annual minimum future rental payments of $148,500 (excluding adjustments for inflation) commence two years from the completion of the landlord's work. Atlantic did not have any other material noncancellable operating leases during 2000 and 1999.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 5 - TIME DEPOSITS

Time  deposits  at  December  31,  2000  and  1999,   totaled   $27,199,000  and
$13,721,000, respectively. Maturities of such deposits follow (dollars in thousands):

                                                       December 31, 2000                      December 31, 1999
                                             -------------------------------      ------------------------------
                                                Time, $100,000     Other Time      Time, $100,000    Other Time
                                                    And Over       Deposits            And Over       Deposits
     Three months or less                          $ 3,743         $  5,363          $    829         $  1 944
     Over three through twelve months                4,234           10,259             3,597            6,872
     Over twelve months through three years          1,247            2,269                 -              149
     Over three years                                    -               84               108              222
                                                   -------          -------           -------         --------

                                                   $ 9,224          $17,975           $ 4,534          $ 9,187
                                                   =======          =======           =======          =======

Interest expense on certificates of deposit of $100,000 or more totaled $438,000 and $242,000 for 2000 and 1999, respectively.

NOTE 6 - OTHER BORROWINGS

A summary follows:

                                                                    December 31,
                                                                2000             1999
                                                              -------          --------
                                                              (Dollars In Thousands)
     FHLB of Atlanta advances                                 $ 2,300           $ 2,300
     Revolving lines of credit                                    744               742
     Securities sold under agreements to repurchase                 -             1,589
                                                              -------          --------

                                                              $ 3,044           $ 4,631
                                                              =======           =======

FHLB of Atlanta Advances:

On December 29, 1999, Oceanside obtained an advance from FHLB of $2,300,000 collateralized by Oceanside's FHLB capital stock and assigned collateral consisting of wholly-owned residential (1-4 units) first mortgage loans of approximately $2,950,000. This advance matures on November 17, 2005, and has a variable interest rate currently at 6.05%.

Revolving Lines of Credit:

On February 11, 1999, Atlantic obtained a revolving line of credit in the amount of $50,100 from Columbus Bank and Trust Company ("Columbus"). On August 11, 1999, Atlantic obtained two revolving lines of credit from Columbus totaling $1.0 million, and repaid existing advances under the line of credit dated February 11, 1999. For the remaining two lines of credit, principal and interest at 0.50% below prime are due on August 11, 2001. The proceeds from the lines of credit have been used to acquire real estate, fund start-up costs for the mortgage banking operations, and provide additional working capital for Atlantic. At December 31, 2000 and 1999, $744,000 and $742,000, respectively, had been advanced to Atlantic under the lines of credit, which are secured by the common stock of Atlantic's wholly-owned banking subsidiary, Oceanside Bank.

Securities Sold Under Agreements to Repurchase:

At December 31, 1999, Oceanside had sold securities under agreements to repurchase with a par value of approximately $1,859,000 and a fair value of approximately $1,757,000 to secure overnight borrowings totaling $1,589,000. The interest rate on this overnight borrowing was 6.5%. During 2000, all amounts were repaid.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 7 - INCOME TAXES

The provision (benefit) for income taxes on income is summarized as follows:

                                                                  Year Ended December 31,
                                                                  2000              1999
                                                                -------           -------
                                                               (Dollars In Thousands)
Current:
     Federal                                                    $   207           $    56
     State                                                           35                10
                                                                -------           -------
                                                                    242                66
                                                                -------           -------

Deferred:
     Federal                                                        (14)            (133)
     State                                                          ( 2)             (23)
                                                               --------         --------
                                                                    (16)            (156)
                                                                -------          -------

              Total income tax provision (benefit)               $  226          $   (90)
                                                                 ======          =======


A reconciliation of the income tax benefit computed at the federal statutory rate of 34% and the income tax provision (benefit) shown on the statement of operations, follows:

                                                                                           Year Ended December 31,
                                                                                            2000              1999
                                                                                            -----           -------
                                                                                            (Dollars In Thousands)

     Tax computed at statutory rate                                                         $ 231             $ 159
     Increase (decrease) resulting from:
         Utilization of net operating loss carryover                                            -              (262)
         Other                                                                                 (5)               13
                                                                                            -----           -------

              Income tax provision (benefit)                                                $ 226           $   (90)
                                                                                            =====           =======


The components of the net deferred income tax assets are as follows:

                                               Year Ended December 31,
                                                2000              1999
                                                -----           -------
                                                (Dollars In Thousands)
     Deferred tax asset:
         Federal                               $  220            $  293
         State                                     38                50
                                               ------            ------

                                                  258               343
                                               ------            ------
     Deferred tax liability:
         Federal                                  (18)             (26)
         State                                    ( 3)             ( 5)
                                               ------            ------

                                                  (21)             (31)
                                              -------         --------

              Net deferred tax asset           $  237            $  312
                                               ======            ======


Atlantic recorded no provision for income taxes through 1998 due to its net operating losses, which were fully utilized in 1999.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 7 - INCOME TAXES (Continued)

The tax effects of each type of significant item that gave rise to deferred taxes are:

                                                                      December 31,
                                                                  2000              1999
                                                                ------          -------
                                                               (Dollars In Thousands)

     Net unrealized holding losses on securities                $   29            $  120
     Allowance for credit losses                                   214               198
     Depreciation                                                    1                 9
     Other                                                          (7)             (15)
                                                                ------          -------

              Net deferred tax asset                            $  237            $  312
                                                                ======            ======


NOTE 8 - EMPLOYEE BENEFITS AND INDEXED RETIREMENT PLANS

Simple Plan:

Atlantic sponsors a SIMPLE Plan that covers substantially all employees. Atlantic matches each participant's contribution, subject to a maximum of 3% of the participant's salary. The SIMPLE Plan is a prototype plan and has been approved by the Internal Revenue Service. The amount included in salaries and employee benefits as pension expense for 2000 totaled $23,000.

Indexed Retirement Plans:

The Board of Directors has adopted (subject to stockholder ratification in 2001) an Indexed Retirement Plan ("IRP") for Atlantic's seven directors and four of its current or former officers. The purpose of the IRP is to retain qualified directors and members of management by offering a retirement benefit. Benefits under the IRP will vest over a five-year period, starting with service beginning in 1998. Upon his resignation from Atlantic, a former officer and director was 40% vested in the IRP. The remaining ten participants were each 60% vested at the end of 2000.

Subject to stockholder ratification, Atlantic has purchased a pool of life insurance policies with $1,100,000 that had previously been invested in overnight federal funds sold. The policies have cash surrender values that can progressively grow, based on a fluctuating index of life insurance securities, resulting in an earnings stream. The portion of that earnings stream equal to what Atlantic had been earning on its overnight federal funds sold is realized as income by Atlantic. The variable portion above what is retained by Atlantic is used to fund the IRP for the eleven participants.

Beginning at age 65 (except for one director, who will receive his first payment at age 74) and continuing for a total of fifteen years, the IRP participants will receive an annual cash retirement benefit payment. The size of these payments will depend on the growth in value of the purchased pool of life insurance policies. In addition, the beneficiaries of eight of the participants will each receive $100,000 death benefits, payable upon the respective participant's death. The remaining three participants will receive a larger lump sum payment in their fifteenth year of receiving retirement benefits. In 2000, the IRP provided Atlantic with approximately $21,000 in income (net of pension expense of $23,000 and deferred tax benefit of approximately $16,000).

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

                                                          At December 31, 2000
                                                          --------------------

     Commitments to extend credit                                $ 8,669
     Standby letters of credit                                   $ 1,171

Commitments to extend credit and letters of credit all include exposure to some credit loss in the event of non-performance of the customer. Oceanside's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit instruments that are recorded in the consolidated financial statements. In the opinion of management, these instruments do not generally present any significant liquidity risk to Oceanside. Oceanside's experience has been that substantially all loan commitments are drawn upon by customers. Oceanside did not incur any losses on its commitments in either 2000 or 1999.

Atlantic may become a party to litigation, outstanding commitments, and other contingent liabilities arising in the normal course of business. In the opinion of management, the resolution of such matters will not have a material effect on the consolidated financial statements.

At December 31, 2000, Oceanside had $4,200,000 unfunded lines of credit from other banks for the purchase of overnight federal funds.

NOTE 10 - CONCENTRATIONS OF CREDIT

Substantially all of Oceanside's loans, commitments, and standby letters of credit have been granted to customers in Northeast Florida. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.

NOTE 11 - RELATED PARTIES

Atlantic has entered into transactions with its directors, executive officers, significant stockholders, and their affiliates (Related Parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total loans to related parties amounted to $441,000 and $646,000 at December 31, 2000 and 1999, respectively. Unfunded commitments to the same parties totaled approximately $683,000 at December 31, 2000.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 11 - RELATED PARTIES (Continued)

A summary of activity for 2000 and 1999 for such loans follows (dollars in thousands):

                                                     Beginning                                           End of
                                                     of Period         Additions       Reductions        Period
                                                     ---------         ---------       ----------        ------
     December 31, 2000                               $    646         $    232           $  437        $    441
                                                     ========         ========           ======        ========
     December 31, 1999                                $ 1,239         $    226           $  819        $    646
                                                      =======         ========           ======        ========


Deposits of insiders and their related interests totaled $4,832,000 and $5,160,000 at December 31, 2000 and 1999, respectively.

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

Warrants:

In connection with Oceanside's 1997 stock offering, each investment unit consisted of one share of common stock and one transferable warrant to purchase one share of common stock at $10.00 per share during the five-year period beginning on the date Oceanside opened for business (July 21, 1997). After July 21, 1998, the board of directors of Oceanside, by written notice to each stockholder, may shorten the period during that the warrants may be exercised to a period ending no sooner than 30 days after such notice is mailed.

A summary of the warrant activity during 2000 and 1999 follows:

                                                                  Weighted
                                                                   Average
                                                Number of         Exercise
                                                 Warrants            Price
                                                 --------            -----
     Outstanding at December 31, 1998             594,110          $ 10.00
     Warrants exercised, 1999                        (600)         $ 10.00
                                                  -------
     Outstanding at December 31, 1999             593,510          $ 10.00
     Warrants exercised, 2000                      (1,500)         $ 10.00
                                                 --------
     Outstanding at December 31, 2000             592,010          $ 10.00
                                                 ========


All outstanding warrants were fully vested and exercisable at December 31, 2000, with a remaining contractual life of approximately 19 months.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Dividends:

The ability of Atlantic to pay dividends to stockholders depends primarily on dividends received by Atlantic from its subsidiary, Oceanside. Oceanside's ability to pay dividends is limited by federal and state banking regulations based upon Oceanside's profitability and other factors. State banking statutes further require (i) prior approval and (ii) that at least 20% of the prior year's earnings be transferred to additional paid-in capital (surplus) annually until surplus equals or exceeds Oceanside's common stock. At December 31, 2000, retained earnings of approximately $718,000 were available to pay dividends to the holding company only (Atlantic).

NOTE 13 - NONINTEREST OPERATING EXPENSES

Other expenses follow (dollars in thousands):

                                                            2000             1999
                                                            ----             ----
         Advertising and business development           $     68         $     39
         Processing and settlement fees                      196               77
         Professional, legal, and audit fees                 154              105
         ATM expense                                          38               41
         Stationery, printing, and supplies                   81               72
         Amortization of organizational costs                  -               30
         Dues and subscriptions                               22               14
         Education, training, and conventions                 34               34
         Insurance (excluding group insurance)                31               32
         Telephone                                            68               33
         Director fees                                        57               26
         Year 2000 expenses                                    5               35
         Postage and freight                                  53               24
         Other miscellaneous expenses                        238              131
                                                         -------          -------

                                                         $ 1,045          $   693
                                                         =======          =======

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     Loans Receivable:

         For loans subject to repricing and loans intended for sale within six months, fair value is estimated at the carrying amount plus accrued interest, if material.

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

     Other Borrowings:

         For borrowings at a recent market interest rate, the carrying amount is a reasonable estimate of fair value. Otherwise, the borrowing will be estimated using the rates currently incurred for borrowings of similar remaining maturities.

The estimated fair values of Atlantic's financial instruments at December 31, 2000, follow (dollars in thousands):

                                                    Carrying            Fair
                                                     Amount             Value
                                                  ---------         ---------
     Financial Assets

         Cash and deposits in other banks          $  6,356          $  6,356
         Investment securities                        7,515             7,548
         Loans                                       49,301            50,829
                                                   --------          --------

              Total assets valued                  $ 63,172          $ 64,733
                                                   ========          ========

     Financial Liabilities

         Deposits                                  $ 65,002          $ 65,044
         Other borrowings                             3,044             3,409
                                                   --------          --------

              Total liabilities valued             $ 68,046          $ 68,453
                                                   ========          ========

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were Atlantic to have disposed of such items at December 31, 2000, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2000, should not necessarily be considered to apply at subsequent dates.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

As of December 31, 2000, the most recent notification from the FDIC, Oceanside was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, it will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

                                                                                                    To Be Well
                                                                                                   Capitalized
                                                                                                   Under Prompt
                                                                  For Capital                    Corrective Action
                                         Actual                  Adequacy Purposes                  Provisions
                                    Amount     Ratio           > Amount   > Ratio               > Amount   > Ratio
                                    ------     -----           - ------   - -----               - ------   - -----
                                                              (dollars in thousands)
As of December 31, 2000:
     Total Risk-Based Capital
     (To Risk-Weighted Assets)     $ 6,888     11.64%           $ 4,736     8.00%                $ 5,920    10.00%
     Tier I Capital
     (To Risk-Weighted Assets)     $ 6,206     10.48%           $ 2,368     4.00%                $ 3,552     6.00%
     Tier I Capital
     (To Adjusted Total Assets)    $ 6,206      8.83%           $ 2,810     4.00%                $ 3,513     5.00%

As of December 31, 1999:
     Total Risk-Based Capital

     (To Risk-Weighted Assets)     $ 6,229     13.79%           $ 3,613     8.00%                $ 4,516    10.00%
     Tier I Capital
     (To Risk-Weighted Assets)     $ 5,664     12.54%           $ 1,807     4.00%                $ 2,710     6.00%
     Tier I Capital
     (To Adjusted Total Assets)    $ 5,664     11.09%           $ 2,042     4.00%                $ 2,553     5.00%


                                       56

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 16 - PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for Atlantic BancGroup, Inc. (parent only):


Condensed Balance Sheets as of December 31:                                                2000              1999
                                                                                          -------          -------
                                                                                          (Dollars In Thousands)
Assets

     Cash and cash equivalents                                                           $     11        $      10
     Investment in and advances to subsidiary bank                                          6,158            5,467
     Investment in mortgage banking subsidiary                                                  -               18
     Other assets                                                                             597              651
                                                                                          -------          -------
     Total                                                                                $ 6,766          $ 6,146
                                                                                          =======          =======

Liabilities and Stockholders' Equity

     Liabilities                                                                          $   746          $   742
     Stockholders' equity                                                                   6,020            5,404
                                                                                          -------          -------
     Total                                                                                $ 6,766          $ 6,146
                                                                                          =======          =======

Condensed Statements of Operations and Stockholders' Equity

Years Ended December 31:                                                                     2000             1999
                                                                                          -------          -------
                                                                                          (Dollars In Thousands)
Equity in net income of subsidiary bank                                                  $    541         $    568
Equity in net loss of mortgage banking subsidiary                                               -               (1)
Other income                                                                                  205                -
Other expenses                                                                               (294)             (68)
                                                                                          -------          -------
Net income                                                                                    452              499
Stockholders' Equity:
     Beginning of  year                                                                     5,404            5,050
     Stock warrants exercised and rounding                                                     15                5
     Net change in unrealized holding gains (losses)
         on securities in subsidiary bank                                                     149             (150)
                                                                                          -------          -------

     End of year                                                                          $ 6,020          $ 5,404
                                                                                          =======          =======

Condensed Statements of Cash Flows

Years Ended December 31:                                                                     2000             1999
                                                                                          -------          -------
                                                                                          (Dollars In Thousands)
Operating Activities

Net income                                                                               $    452         $    499
Adjustment to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed earnings of subsidiaries                                        (541)            (567)
     Other                                                                                     84              (43)
                                                                                          -------          -------
Net Cash Used In Operating Activities                                                          (5)            (111)
Net Cash Used by Investing Activities:
     Purchase of facilities                                                                   (11)            (609)
Net Cash Provided by Financing Activities:

     Proceeds from other borrowings                                                             2              742
     Advances to mortgage banking subsidiary                                                    -              (18)
     Proceeds from stock warrants exercised                                                    15                6
                                                                                          -------          -------
Increase in Cash and Cash Equivalents                                                           1               10
Cash and Cash Equivalents:
     Beginning of year                                                                         10                -
                                                                                          -------          -------
     End of year                                                                         $     11          $    10
                                                                                         ========          =======

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


The information contained under the section captioned "Election of Directors" in the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2001, to be filed with the SEC pursuant to Regulation 14A within 120 days of their registrant's fiscal year end (the "Proxy Statement"), as incorporated herein by reference (see Exhibit 99.1).

                      SECTION 16(a) REPORTING REQUIREMENTS

Under Section 16(a) of the Securities Exchange Act of 1934, directors and executive officers of Atlantic, and persons who beneficially own more than 10% of Atlantic Common Stock, are required to make certain filings on a timely basis with the Securities and Exchange Commission. Reporting persons are required by SEC regulations to furnish Atlantic with copies of all Section 16(a) forms filed by them. Based on its review of the copies of Section 16(a) forms received by it, and on written representations from reporting persons concerning the necessity of filing a Form 5 - Annual Statement of Changes in Beneficial Ownership, Atlantic believes that, during 2000, all filing requirements applicable to reporting persons were met.

ITEM 10. EXECUTIVE COMPENSATION.

The information contained in the sections captioned "Committees of the Board of Directors," and "Executive Compensation" and "Benefits" under "Election of Directors" in the Proxy Statement, is incorporated herein by reference (see
Exhibit 99.1).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The  information  contained in the section  captioned  "Securities  Ownership of
Management"   under  "Election  of  Directors"  in  the  Proxy   Statement,   is
incorporated herein by reference (see Exhibit 99.1).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in the section captioned "Certain Relationships and Related Transactions" under "Election of Directors" in the Proxy Statement is incorporated herein by reference (see Exhibit 99.1).

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

         1.       Financial Statements

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2000 and 1999
                  Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999
                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000 and 1999
                  Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules

                  All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

         3.       Exhibits

                  2.1 Agreement and Plan of Reorganization dated November 19, 1998, approved April 3, 1999, and completed May 5, 1999 (Incorporated by reference to Exhibit 2.1 to Atlantic's Form 10-KSB for year ended December 31,
                           1999)

                  3.1 Articles of Incorporation of Atlantic BancGroup, Inc. included in the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 1999 (Incorporated by reference to Exhibit
                           3.1 to Atlantic's Form 10-KSB for year ended December 31, 1999)

                  3.2 Bylaws of Atlantic BancGroup, Inc. (Incorporated by reference to Exhibit 3.2 to Atlantic's Form 10-KSB for year ended December 31, 1999)

                  4.1 Specimen Stock Certificate of Atlantic BancGroup, Inc. included in the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 1999 (Incorporated by reference to Exhibit
                           4.1 to Atlantic's Form 10-KSB for year ended December 31, 1999)

                  4.2      Form  of  Common  Stock  Warrant   (Incorporated   by
                           reference to Exhibit 4.2 to Atlantic's Form 10-KSB for year ended December 31, 1999)

                  10.1 Software License Agreement dated as of October 6, 1997, between Oceanside and File Solutions, Inc. (Incorporated by reference to Exhibit 10.1 to Atlantic's Form 10-KSB for year ended December 31,
                           1999)

                  10.2 File Solutions Software Maintenance Agreement dated as of July 15, 1997, between Oceanside and SPARAK Financial Systems, Inc. (Incorporated by reference to
                           Exhibit 10.2 to Atlantic's Form 10-KSB for year ended December 31, 1999)

                  10.3 Remote Data Processing Agreement dated as of March 3, 1997, between Oceanside and Bankers Data Services, Inc. (Incorporated by reference to Exhibit 10.3 to Atlantic's Form 10-KSB for year ended December 31,
                           1999)

                  10.4     Lease  dated   September   27,  2000,   between  MANT
                           EQUITIES, LLC and Oceanside Bank

                  11 The computation of per share earnings is shown in the consolidated financial statements of Atlantic BancGroup, Inc. and Subsidiaries for December 31, 2000, contained in Item 7, on Page 46 of the Notes to Consolidated Financial Statements

                  21.1     Subsidiary of the Registrant

                  99.1 Atlantic BancGroup, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2001

         (b)      Reports on Form 8-K

                  No current reports on Form 8-K were filed by Atlantic during the last fiscal quarter covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville Beach, State of Florida, on the 26th day of March, 2001.

                                       ATLANTIC BANCGROUP, INC.

                                       /s/    Barry W. Chandler
                                       -------------------------
                                       Barry W. Chandler
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 26th day of March, 2001.

Signature                             Title
---------                             -----

/s/     Donald F. Glisson, Jr.        Chairman of the Board
------------------------------
        Donald F. Glisson, Jr.

/s/     Barry W. Chandler             President and Chief Executive Officer
------------------------
        Barry W. Chandler

 /s/    David L. Young                Executive Vice President,
----------------------                Chief Financial Officer,
        David L. Young                and Corporate Secretary

 /s/    Frank J. Cervone              Director
------------------------
        Frank J. Cervone

 /s/    Jimmy Dubberly                Director
----------------------
        Jimmy Dubberly

 /s/    Robin H. Scheiderman          Director
----------------------------
        Robin H. Scheiderman

/s/     G. Keith Watson               Director
-----------------------
        G. Keith Watson

 /s/    Conrad L. Williams            Director
--------------------------
        Conrad L. Williams

 /s/    Dennis M. Wolfson             Director
-------------------------
        Dennis M. Wolfson

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                                   Form 10-KSB

                     For Fiscal Year Ended December 31, 2000

                                  EXHIBIT INDEX

Exhibit
  No.                                    Exhibit

10.4              Lease dated September 27, 2000, between MANT EQUITIES, LLC and
                  Oceanside Bank

21.1              Subsidiary of the Registrant

99.1 Atlantic BancGroup, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2001