Form 10QSB
period 2001-03-31
ATLANTIC BANCGROUP INC
filed 2001-05-15
CIK 1087790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001
                        Commission File Number 001-15061
                                    ---------


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
Yes   [ X ]    No     [   ]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class                                       Outstanding as of May 8, 2001
---------------                                  -----------------------------
Common Stock                                     Common Stock - 598,650
  Par Value $0.01 per share
Warrants to Purchase Common Stock                Warrants - 590,210
  at $10.00 per share

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

               FORM 10-QSB - FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX


                                                                                                      PAGE
                                                                                                    NUMBER

REPORT OF INDEPENDENT ACCOUNTANTS                                                                        3


PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
                  and December 31, 2000                                                                  4

                  Consolidated Statements of Operations and Comprehensive Income
                  for the Three Months Ended March 31, 2001 and 2000 (Unaudited)                         5

                  Condensed Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2001 and 2000 (Unaudited)                                              6

                  Consolidated Statement of Changes in Stockholders' Equity (Unaudited)                  7

                  Notes to Consolidated Financial Statements (Unaudited)                                 8

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                             13


PART II - OTHER INFORMATION                                                                             20


SIGNATURES                                                                                              21

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiaries
Jacksonville Beach, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Atlantic BancGroup, Inc. ("Atlantic"), and its wholly-owned subsidiary, Oceanside Bank ("Oceanside"), as of March 31, 2001, and the related consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 and the related consolidated statement of changes in stockholders' equity for the three months ended March 31, 2001. These consolidated financial statements are the responsibility of Atlantic's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated February 8, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/STEVENS, POWELL & COMPANY, P.A.
----------------------------------
STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
May 8, 2001

                         ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Dollars in Thousands Except Per Share Data)


                                                              March 31, 2001  December 31,
                                                              (Unaudited)          2000
                                                               ---------       ---------
ASSETS
Cash and due from banks                                        $   4,000       $   6,250
Federal funds sold                                                 9,065           6,715
                                                               ---------       ---------
        Total cash and cash equivalents                           13,065          12,965
Interest-bearing deposits in other banks                             104             106
Securities available-for-sale                                      5,337           5,497
Securities held-to-maturity (market value of
    $3,965 in 2001 and $2,051 in 2000)                             3,911           2,018
Loans                                                             53,133          49,301
Facilities                                                         2,596           2,601
Other assets                                                       2,058           1,887
                                                               ---------       ---------

              TOTAL                                            $  80,204       $  74,375
                                                               =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing demand deposits                    $  14,006       $  13,729
        Interest-bearing demand deposits                           9,606           9,840
        Money market deposits                                     15,021          13,021
        Savings deposits                                           1,408           1,213
        Time deposits, $100,000 and over                          10,241           9,224
        Other time deposits                                       19,995          17,975
                                                               ---------       ---------

              Total deposits                                      70,277          65,002

Other borrowings                                                   3,044           3,044
Other accrued expenses and liabilities                               633             309
                                                               ---------       ---------

              Total liabilities                                   73,954          68,355
                                                               ---------       ---------

Commitments and contingencies                                       --              --
                                                               ---------       ---------

Stockholders' equity:
        Common stock                                                   6               6
        Additional paid-in capital                                 4,244           4,228
        Retained earnings                                          2,006           1,834
        Accumulated other comprehensive income:
              Net unrealized holding losses on securities             (6)            (48)
                                                               ---------       ---------

              Total stockholders' equity                           6,250           6,020
                                                               ---------       ---------

              TOTAL                                            $  80,204       $  74,375
                                                               =========       =========

Book value per common share                                    $   10.44       $   10.09
                                                               =========       =========

Common shares outstanding                                        598,450         596,850
                                                               =========       =========



The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME (UNAUDITED)
                        (Dollars in Thousands Except Per Share Data)



                                                                      For the Three Months Ended March 31,
                                                                      ------------------------------------
                                                                        2001                      2000
                                                                      -------                   -------
Interest and fees on loans                                            $ 1,280                   $ 1,007
Investment income on investment securities
     and interest-bearing deposits in other banks                         136                       107
Federal funds sold                                                         85                         8
                                                                      -------                   -------
          Total interest income                                         1,501                     1,122
                                                                      -------                   -------

Interest on deposits                                                      645                       371
Other borrowings and federal funds purchased                               52                        60
                                                                      -------                   -------
          Total interest expense                                          697                       431
                                                                      -------                   -------

          Net interest income before provision for credit losses          804                       691

Provision for credit losses                                              --                          24
                                                                      -------                   -------
          Net interest income                                             804                       667
                                                                      -------                   -------

Service charges on deposit accounts                                        99                        86
Other fees and income                                                      99                        42
                                                                      -------                   -------
          Total other income                                              198                       128
                                                                      -------                   -------
Other expenses:
     Salaries and employee benefits                                       391                       336
     Expenses of bank premises and fixed assets                           153                       107
     Other operating expenses                                             235                       306
                                                                      -------                   -------
          Total other expenses                                            779                       749
                                                                      -------                   -------

Income before provision for income taxes                                  223                        46

Provision for income taxes                                                 51                        11
                                                                      -------                   -------

Net income                                                                172                        35

Other comprehensive income, net of income taxes:
     Unrealized holding gains (losses) arising during period               42                      (146)
                                                                      -------                   -------

Comprehensive income                                                  $   214                   $  (111)
                                                                      =======                   =======
Earnings per common share
     Basic                                                            $  0.29                   $  0.06
                                                                      =======                   =======

     Dilutive                                                         $  0.28                   $  0.05
                                                                      =======                   =======

The accompanying notes are an integral part of these consolidated financial statements.


                                        ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                 (Dollars in Thousands)


                                                                                  For the Three Months Ended March 31,
                                                                                  ------------------------------------
                                                                                       2001                    2000
                                                                                    --------                --------
Net cash provided (used) by operating activities                                    $    426                $ (1,082)
                                                                                    --------                --------
Cash flows from investing activities:
      Net (increase) decrease in:
           Investment securities                                                      (1,695)                     67
           Interest-bearing deposits in other banks                                        2                     (13)
           Loans                                                                      (3,848)                 (2,321)
      Purchases of bank premises and equipment, net                                      (60)                    (86)
                                                                                    --------                --------
                Net cash used by investing activities                                 (5,601)                 (2,353)
                                                                                    --------                --------
Cash flows from financing activities:
      Net increase in deposits                                                         5,275                   9,016
      Proceeds from other borrowings                                                    --                    (1,589)
                                                                                    --------                --------
                Net cash provided (used) by financing activities                       5,275                   7,427
                                                                                    --------                --------
Increase in cash and cash equivalents                                                    100                   3,992
Cash and cash equivalents at beginning of period                                      12,965                   4,569
                                                                                    --------                --------
Cash and cash equivalents at end of period                                          $ 13,065                $  8,561
                                                                                    ========                ========



The accompanying notes are an integral part of these consolidated financial statements.

                                              ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENT OF CHANGES IN
                                                 STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                                                          Net
                                                                                                      Unrealized
                                                    Common Stock         Additional                 Holding Gains       Total
                                                ----------------------     Paid-in      Retained    (Losses) on     Stockholders'
                                                Shares       Amount        Capital      Earnings      Securities        Equity
                                                ------       ------        -------      --------      ----------        ------
                                                                           (Dollars In Thousands)

Balance, December 31, 2000                     596,850      $     6      $ 4,228          $ 1,834      $   (48)          $ 6,020

Warrants exercised                               1,600         --             16             --           --                  16

Comprehensive income:
   Net income                                     --           --           --                172         --
   Net change in unrealized
     holding gains (losses) on securities         --           --           --               --             42

   Total comprehensive income                     --           --           --               --           --                 214
                                               -------      -------      -------          -------      -------           -------

Balance, March 31, 2001                        598,450      $     6      $ 4,244          $ 2,006      $    (6)          $ 6,250
                                               =======      =======      =======          =======      =======           =======

The accompanying notes are an integral part of these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001


NOTE 1 - ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Atlantic BancGroup, Inc. ("Atlantic") and its wholly-owned subsidiary, Oceanside Bank ("Oceanside"). The consolidated financial statements for the three months ended March 31, 2001 and 2000, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by Atlantic and Oceanside are set forth in Atlantic's consolidated financial statements for the year ended December 31, 2000, and are incorporated herein by reference.

Oceanside opened July 21, 1997, as a state-chartered banking organization. Oceanside operates from a main office located at 1315 South Third Street, Jacksonville Beach, Florida, and a branch office located at 560 Atlantic Boulevard, Neptune Beach, Florida. Oceanside has received federal and state approval to open a new branch located at 13799 Beach Boulevard, Jacksonville, Florida, which it expects to open mid-year 2001.

Oceanside provides a wide range of banking services to individual and corporate customers primarily in Duval County and St. Johns County, Florida. Atlantic and Oceanside are subject to regulations issued by certain regulatory agencies and undergo periodic examinations by those agencies.

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

Reclassifications
-----------------
Certain amounts in the prior periods have been reclassified to conform with the presentation for the current period.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

NOTE 1 - ACCOUNTING POLICIES (Continued)

Accounting for Derivatives
--------------------------
In September 2000, the Financial Accounting Standards Board amended Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which addressed the accounting for derivative instruments and provides for matching the timing of gain or loss recognition on the hedging instrument. Guidance on identifying derivative instruments is also provided as well as additional disclosures. SFAS 133, as amended, became effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management adopted SFAS 133, as amended, as of January 1, 2001. The adoption of SFAS 133, as amended, had no material impact on the financial condition or results of operations of Atlantic for the quarter as Atlantic does not have any material amounts of derivatives or hedging activities.



NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding of 597,316 and 595,350 for the three months ended March 31, 2001 and 2000, respectively. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. At March 31, 2001 and 2000, the outstanding warrants totaled 590,410 and 593,510, respectively. For purposes of computing diluted EPS, the treasury stock method was used for 2001 and 2000. The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended March 31, 2001 and 2000 (in thousands except per share data):

                                                                                       Three Months Ended March 31,
                                                                                        2001                2000
                                                                                        ----                ----
     Basic EPS computation:
         Numerator - Net income                                                       $  172              $   35
                                                                                      ------              ------
         Denominator - Weighted average shares outstanding                               597                 595
                                                                                      ------              ------
         Basic EPS                                                                    $ 0.29              $ 0.06
                                                                                      ======              ======
     Diluted EPS computation:
         Numerator - Net income                                                       $  172              $   35
                                                                                      ------              ------
         Denominator -
              Weighted average shares outstanding                                        597                 595
              Warrants                                                                    28                  77
                                                                                      ------              ------
                                                                                         625                 672
                                                                                      ------              ------
         Diluted EPS                                                                  $ 0.28              $ 0.05
                                                                                      ======              ======



                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                               March 31, 2001                            December 31, 2000
                                    ------------------------------------         ----------------------------------
                                                     Net                                         Net
                                      Amortized   Unrealized      Fair           Amortized    Unrealized      Fair
                                        Cost        Losses        Value             Cost       Losses         Value
                                     -------       ------       -------          -------       ------       -------
                                          (Dollars in Thousands)                        (Dollars in Thousands)
Available for sale
   Mortgage-backed securities        $ 5,162       $ ( 11)      $ 5,151          $ 5,403       $ ( 77)      $ 5,326
   Other                                 186             -          186              171            -           171
                                     -------       ------       -------          -------       ------       -------

     Total available-for-sale          5,348         ( 11)        5,337            5,574         ( 77)        5,497
                                     -------       ------       -------          -------       ------       -------

Held-to-maturity
----------------
   State, county and municipal
     bonds                             3,911            54        3,965            2,018           33         2,051
                                     -------       ------       -------          -------       ------       -------

     Total held-to-maturity            3,911            54        3,965            2,018           33         2,051
                                     -------       ------       -------          -------       ------       -------

Total investment securities          $ 9,259        $   43      $ 9,302          $ 7,592       $ ( 44)      $ 7,548
                                     =======        ======      =======          =======       ======       =======



NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

                                                    March 31,        December 31,
                                                       2001              2000
                                                     --------          --------
Real estate                                          $ 31,252          $ 28,773
Commercial and agricultural                            17,095            15,665
Consumer and other loans                                5,556             5,651
                                                     --------          --------
         Total loans                                   53,903            50,089
Less, unearned income                                    (104)             (106)
Less, allowance for credit losses                        (666)             (682)
                                                     --------          --------
         Net loans                                   $ 53,133          $ 49,301
                                                     ========          ========



                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

Oceanside's Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for credit losses. Oceanside maintains the allowance for credit losses at a level sufficient, in management's opinion, to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                                   For the Three        For the Twelve
                                                    Months Ended          Months Ended
                                                  March 31, 2001     December 31, 2000
                                                  --------------     -----------------
         Balance, beginning of period                    $ 682               $ 738
         Recoveries (rounding)                               -                   1
         Charged-off loans                                 (16)                (57)
         Provision charged to expense                        -                   -
                                                         -----               -----

         Balance, end of period                          $ 666               $ 682
                                                         =====               =====



NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

                                                      March 31,         December 31,
                                                        2001                2000
                                                      --------            --------

     FHLB of Atlanta advance                          $  2,300           $  2,300
     Revolving lines of credit                             744                744
                                                      --------           --------

                                                      $  3,044           $  3,044
                                                      ========           ========


FHLB of Atlanta Advances:

On December 29, 1999, Oceanside obtained an advance from FHLB of $2,300,000 collateralized by Oceanside's FHLB capital stock and assigned collateral consisting of wholly-owned residential (1-4 units) first mortgage loans of approximately $3.3 million. This advance matures on November 17, 2005, and has a fixed interest rate of 6.05%.

Revolving Lines of Credit:

On February 11, 1999, Atlantic obtained a revolving line of credit in the amount of $50,100 from Columbus Bank and Trust Company ("Columbus"). On August 11, 1999, Atlantic obtained two revolving lines of credit from Columbus totaling $1.0 million, and repaid existing advances under the line of credit dated February 11, 1999. For the remaining two lines of credit, principal and interest at 0.50% below prime are due on August 11, 2001. The proceeds from the lines of credit have been used to acquire real estate, fund start-up costs for the mortgage banking operations, and provide additional working capital for Atlantic. At March 31, 2001 and 2000, $744,000 and $742,000, respectively, had been advanced to Atlantic under the lines of credit, which are secured by the common stock of Atlantic's wholly-owned banking subsidiary, Oceanside Bank.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

NOTE 7 - STOCKHOLDERS' EQUITY

A summary of the warrant activity for 2001 follows:

         Warrants outstanding at December 31, 2000                   592,010
         Warrants exercised during the three months
              ended March 31, 2001                                    (1,600)
                                                                     -------

         Warrants outstanding at March 31, 2001                      590,410
                                                                     =======


All outstanding warrants were fully vested and exercisable at March 31, 2001, with a remaining contractual life of approximately 16 months.



NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Atlantic is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. Financial instruments at March 31, 2001, consisted of commitments to extend credit approximating $8.8 million and letters of credit of $1.2 million.

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

                         Future Accounting Requirements

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), a replacement of SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on the consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities when extinguished. SFAS 140 provides consistent standards for distinguishing transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 was effective for recognition and reclassification of collateral and for disclosures relating to securitization of transactions and collateral for fiscal years ending December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000. As of January 31, 2001, management has adopted SFAS 140. Management does not anticipate that adoption of SFAS 140, when fully implemented, will have a material impact on the financial condition or results of operations of Atlantic.


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


                              Results of Operations

General

Net income for the three months ended March 31, 2001, was $172,000, as compared with the $35,000 recorded in the same period of 2000. The following factors contributed to the earnings growth in the first quarter of 2001 versus 2000:

o Growth in average earning assets of 37.9% more than offset the decline in net interest margin of 82 basis points from 5.69% for the quarter ended March 31, 2000, to 4.87% for the first quarter of 2001;
o Increases in fees and other income generated from Oceanside's mortgage banking operations; and,
o Declines in the growth of noninterest expenses with only a 4.0% increase recorded for first quarter of 2001 compared with the same period in 2000.

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




                                                                   For the Three Months Ended March 31,
                                                             2001                                    2000
                                              -----------------------------------     ---------------------------------
                                                           Interest     Average                    Interest   Average
                                              Average           and      Yield/       Average           and    Yield/
                                              Balance     Dividends        Rate       Balance     Dividends      Rate
                                              -------     ---------        ----       -------     ---------      ----
Interest-earning assets:
     Loans                                    $52,340      $ 1,280         9.92%      $41,975      $ 1,007       9.65%
     Investment and mortgage-
         backed securities                      9,181          139         6.14%        5,996          106       7.11%
     Other interest-earning assets              5,870           87         6.01%          900            9       4.02%
                                              -------      -------                    -------      -------

         Total interest-earning assets         67,391        1,506         9.06%       48,871        1,122       9.23%
                                                           -------                                 -------

Noninterest-earning assets                      7,192                                   5,835
                                            ---------                               ---------

         Total assets                         $74,583                                 $54,706
                                              =======                                 =======

Interest-bearing liabilities:
     Demand, money market
         and NOW deposits                     $21,571          176         3.31%      $17,151          141       3.31%
     Savings                                    1,270            7         2.24%        1,182            7       2.38%
     Certificates of deposit                   28,719          462         6.52%       15,581          223       5.76%
     Other                                      3,042           52         6.93%        3,755           60       6.43%
                                              -------      -------                    -------      -------

         Total interest-bearing liabilities    54,602          697         5.18%       37,669          431       4.60%
                                                           -------                                 -------

Noninterest-bearing liabilities                13,852                                  11,759
Stockholders' equity                            6,129                                   5,278
                                              -------                                 -------

         Total liabilities and
              stockholders' equity            $74,583                                 $54,706
                                              =======                                 =======

Net interest income before provision
    for credit losses                                     $    809                                  $  691
                                                          ========                                  ======

Interest-rate spread                                                       3.88%                                 4.63%
                                                                           =====                                 =====

Net interest margin                                                        4.87%                                 5.69%
                                                                           =====                                 =====

Ratio of average interest-earning assets to
    average interest-bearing liabilities      123.42%                                 129.74%
                                              =======                                 =======




            Comparison of Three Months Ended March 31, 2001 and 2000

Interest Income and Expense

Interest Income. Interest income was $1,501,000 and $1,122,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in interest income of $379,000, or 33.4%, was due to higher levels of average earning assets (an increase of 37.9%), partially offset by a decline in the average yield on earning assets of 17 basis points. Average loans as a percentage of total average earning assets declined 8.2% to 77.7% in the first quarter of 2001 as compared with 85.9% in 2000. The change in mix was more than offset by increases in the average yield on loans of 9.9% in 2001 as compared with 9.7% in 2000.

Interest income from all other earning assets (excluding loans) grew $106,000 in the first quarter of 2001 over the same period in 2000, which more than offset the decline in the yield on all other earning assets (excluding loans) of 67 basis points. Both investments and federal funds sold recorded increases as funds available from deposits grew 42.8%.

Interest Expense. Interest expense was $697,000 and $431,000 for the three months ended March 31, 2001 and 2000, respectively. The increase in interest expense of $266,000, or 61.7%, in the first quarter of 2001 over the same period of 2000 is due to the growth in interest-bearing deposits of 52.0% and increases in the average cost of funds of 58 basis points, which is consistent with the overall growth in the rate environment and the change in mix of deposits. Higher costing certificates of deposit recorded increases of 84.3% from an average of $15.6 million in the first quarter of 2000 to an average of $28.7 million during the first quarter of 2001. This represents an increase in the mix of certificates of deposit to total deposits and other borrowings of 11.2% from 41.4% during the quarter ended March 31, 2000, to 52.6% during 2001. Also, the average cost of certificates of deposit was 76 basis points higher during 2001 as compared to 2000.

Net Interest Income. Net interest income before provision for credit losses was $804,000 and $691,000 for the three months ended March 31, 2001 and 2000, respectively. The net interest margin for the first quarter of 2001 was 4.87% as compared with the net interest margin in 2000 of 5.69%, a decrease of 82 basis points. The interest-rate spread decreased 75 basis points from 4.63% in 2000 to 3.88% in 2001. The average loan-to-deposit ratio for the three months ended March 31, 2001, decreased to approximately 81% from 92% for the same period in 2000. Declines in the loan-to-deposit ratio and the shift in the mix from lower costing deposits to higher cost certificates of deposit contributed to the decline in net interest margin and interest-rate spread. The increase in costs can be attributed to rising interest rates and competition for deposits in Atlantic's market area.

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

At March 31, 2001, Atlantic had three loans totaling approximately $28,000 classified as substandard and no loans classified as doubtful or loss. All of the substandard loans were performing and there were no impaired loans as of March 31, 2001.

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

Activity in the allowance for credit losses follows (dollars in thousands):

                                                                For the Three       For the Twelve
                                                                 Months Ended         Months Ended
                                                               March 31, 2001    December 31, 2000
                                                               --------------    -----------------

         Balance, beginning of period                               $ 682                 $ 738
         Recoveries (rounding)                                          -                     1
         Charged-off loans                                            (16)                  (57)
         Provision charged to expense                                   -                     -
                                                                    -----                 -----
         Balance, end of period                                     $ 666                 $ 682
                                                                    =====                 =====

         Annualized net charge-offs as a percentage
              of average loans for the period                        0.12%                 0.12%
                                                                     ====                  ====


At March 31, 2001, the allowance for credit losses amounted to $666,000, or 1.24% of total outstanding loans. At December 31, 2000, the allowance stood at 1.36% of total outstanding loans. Atlantic's provision for credit losses was $24,000 for the three months ended March 31, 2000, which was later reversed by management in 2000. For the same period in 2001, management determined that no provision was required based on the loan portfolio's performance and overall credit quality.

Noninterest Income and Expense

Noninterest Income. Total other income increased $70,000, or 54.7%, for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000. The most significant factors contributing to the increase in the three months ended March 31, 2001, over the same period in 2000 were:

o Increased loan application and origination fees from Oceanside's Mortgage banking operation of $27,000;
o Income of $16,000 from life insurance policies purchased to fund Atlantic's indexed retirement plans for directors and certain officers; and,
o The growth in the number of deposit accounts subject to service fees also contributed to this favorable trend, with service charges on deposit accounts increasing 15.1%.

Noninterest Expense. Total other expenses increased to $779,000 for the three months ended March 31, 2001, compared to $749,000 for the three months ended March 31, 2000. This increase of $30,000, or 4.0%, was attributable to the following:

o Increases in salaries and employee benefits of 16.4% and equipment and occupancy-related expenses of 43.0% reflecting the overall growth in personnel and related costs of new branch operations, partially offset by:
o Reductions in other operating expenses. Declines in advertising, other losses, holding company and mortgage banking operations contributed to the overall decrease of $71,000, or 23.2% in other operating expenses.

Provision for Income Taxes

For the quarter ended March 31, 2001 and 2000, income taxes of $51,000 and $11,000, respectively, were recorded, an effective rate of 22.9% and 23.9%, respectively.


                               Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three months ended March 31, 2001):

                                                                         Three Months Ended          Year Ended
                                                                               March 31,            December 31,
                                                                                 2001                    2000
                                                                               ---------              --------
         Return on average assets                                                  0.94%                 0.70%
         Return on average equity                                                 11.38%                 8.18%
         Interest-rate spread during the period                                    3.88%                 4.28%
         Net interest margin                                                       4.87%                 5.31%
         Allowance for credit losses to period end loans                           1.24%                 1.36%
         Net charge-offs to average loans                                          0.12%                 0.12%
         Nonperforming assets to period end loans and foreclosed property            - %                   - %
         Nonperforming assets to period end total assets                             - %                   - %


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

Management expects to meet its liquidity needs with:

o available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $13.2 million at March 31, 2001;
o maturities of investment securities totaling $1.1 million in the 12 months following March 31, 2001;
o        the repayment of loans;
o        growth in deposits; and,
o        if necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $9.2 million at March 31, 2001, as compared to $6.8 million at December 31, 2000. These funds are a primary source of Atlantic's liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for Atlantic's loan portfolio and other earning assets. Atlantic's core deposits were $60.0 million at March 31, 2001, and $55.8 million at December 31, 2000. Management anticipates that a stable base of deposits will be Atlantic's primary source of funding to meet both its short-term and long-term liquidity needs in the future. Since December 31, 2000, Atlantic has experienced 7.6% growth in core deposits, with all but one category showing gains.

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

Atlantic uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At March 31, 2001, Atlantic had commitments to originate loans totaling $8.8 million, and had issued, but unused, letters of credit of $1.2 million for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following March 31, 2001, total $28.1 million. Management believes that Atlantic has adequate resources to fund all its anticipated commitments, and, if so desired, that Atlantic can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Oceanside exceeded its minimum regulatory capital ratios as of March 31, 2001, as reflected in the following table, which sets forth Oceanside's regulatory capital position (dollars in thousands):

                                                            Actual              Minimum(1)       Well-Capitalized(2)
                                                      Amount        %       Amount        %       Amount        %
                                                     -------     -----     -------      ----     -------     -----

Total Capital (to Risk-Weighted Assets)              $ 7,058     11.14%    $ 5,068      8.00%    $ 6,335     10.00%
Tier I Capital (to Risk-Weighted Assets)             $ 6,392     10.09%    $ 2,534      4.00%    $ 3,801      6.00%
Tier I Capital (to Average Assets)                   $ 6,392      8.32%    $ 3,072      4.00%    $ 3,841      5.00%


(1)  The minimum required for adequately capitalized purposes.
(2) To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY


PART II:     OTHER INFORMATION

             Item 1.      Legal Proceedings.
                          None.

             Item 2.      Changes in Securities and Use of Proceeds.
                          None.

             Item 3.      Defaults upon Senior Securities.
                          None.

             Item 4.      Submission of Matters to a Vote of Security Holders.
                          None

             Item 5.      Other Information.
                          None.

             Item 6.      Exhibits and Reports on Form 8-K.
                          a)   Exhibits.
                               ---------
                               None.

                          b)   Reports on Form 8-K.
                               -------------------
                               None.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Atlantic BancGroup, Inc.




Date:  May 8, 2001                         /s/ Barry L. Chandler
     -------------------                   ---------------------
                                           Barry L. Chandler
                                           President and Chief Executive Officer



Date:  May 8, 2001                         /s/ David L. Young
     -------------------                   ------------------
                                           David L. Young
                                           Executive Vice President,
                                           Chief Financial Officer, and
                                           Corporate Secretary