Form 10QSB
period 2001-06-30
ATLANTIC BANCGROUP INC
filed 2001-08-13
CIK 1087790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001
                        Commission File Number 001-15061
                                    ---------


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
Yes    X     No
    -------     ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class                                  Outstanding as of August 3, 2001
---------------                             --------------------------------
Common Stock                                Common Stock - 600,350
  Par Value $0.10 per share
Warrants to purchase Common Stock           Warrants - 588,510
  at $10.00 per share

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                FORM 10-QSB - FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                          PAGE
                                                                          NUMBER

REPORT OF INDEPENDENT ACCOUNTANTS                                             3


PART I - FINANCIAL INFORMATION

         Item 1 -   Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30,
                  2001 (Unaudited) and December 31, 2000                      4

                  Consolidated Statements of Operations and
                  Comprehensive Income for the Three and Six Months
                  Ended June 30, 2001 and 2000 (Unaudited)                    5

                  Condensed Consolidated Statements of Cash Flows for
                  the Three and Six Months Ended June 30, 2001 and
                  2000 (Unaudited)                                            6

                  Consolidated Statement of Changes in Stockholders'
                  Equity (Unaudited)                                          7

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                                 8

         Item 2 -   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      13


PART II - OTHER INFORMATION                                                  21


SIGNATURES                                                                   23

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Atlantic BancGroup, Inc., ("Atlantic"), and its wholly-owned subsidiary, Oceanside Bank ("Oceanside"), as of June 30, 2001, and the related consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows for the three and six month periods ended June 30, 2001 and 2000, and the related consolidated statement of changes in stockholders' equity for the six month period ended June 30, 2001. These consolidated financial statements are the responsibility of Atlantic's management.

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


/s/STEVENS, POWELL & COMPANY, P.A.
----------------------------------
STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
August 3, 2001


                       ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands Except Per Share Data)


                                                           June 30, 2001    December 31,
                                                             (Unaudited)        2000
                                                           ------------     -----------
ASSETS
Cash and due from banks                                       $   4,283      $   6,250
Federal funds sold                                                6,987          6,715
                                                              ---------      ---------
        Total cash and cash equivalents                          11,270         12,965
Interest-bearing deposits in other banks                            104            106
Securities available-for-sale                                     6,947          5,497
Securities held-to-maturity (market value of
    $3,928 in 2001 and $2,051 in 2000)                            3,910          2,018
Loans                                                            55,937         49,301
Facilities                                                        2,941          2,601
Other assets                                                      2,275          1,887
                                                              ---------      ---------

              TOTAL                                           $  83,384      $  74,375
                                                              =========      =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing demand deposits                   $  14,371      $  13,729
        Interest-bearing demand deposits                         12,999          9,840
        Money market deposits                                    14,695         13,021
        Savings deposits                                          1,626          1,213
        Time deposits, $100,000 and over                          9,855          9,224
        Other time deposits                                      19,701         17,975
                                                              ---------      ---------

              Total deposits                                     73,247         65,002

Other borrowings                                                  3,044          3,044
Other accrued expenses and liabilities                              511            309
                                                              ---------      ---------

              Total liabilities                                  76,802         68,355
                                                              ---------      ---------

Commitments and contingencies                                      --             --
                                                              ---------      ---------

Stockholders' equity:
        Common stock                                                  6              6
        Additional paid-in capital                                4,263          4,228
        Retained earnings                                         2,146          1,834
        Accumulated other comprehensive income:
              Net unrealized holding losses on securities           (19)           (48)
                                                              ---------      ---------

              Total stockholders' equity                          6,396          6,020
                                                              ---------      ---------

              TOTAL                                           $  83,198      $  74,375
                                                              =========      =========

Book value per common share                                   $   10.65      $   10.09
                                                              =========      =========

Common shares outstanding                                       600,350        596,850
                                                              =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                                  ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                    AND COMPREHENSIVE INCOME (UNAUDITED)
                                (Dollars in Thousands Except Per Share Data)


                                                            For the Three Months       For the Six Months
                                                                 Ended June 30           Ended June 30
                                                              2001        2000         2001         2000
                                                            -------      -------      -------     -------
Interest and fees on loans                                  $ 1,301      $ 1,087      $ 2,581     $ 2,094
Investment income on investment securities
     and interest-bearing deposits in other banks               151           95          287         202
Federal funds sold                                               69           57          154          65
                                                            -------      -------      -------     -------
        Total interest income                                 1,521        1,239        3,022       2,361
                                                            -------      -------      -------     -------
Interest on deposits                                            623          429        1,268         800
Other borrowings and federal funds purchased                     47           87           99         147
                                                            -------      -------      -------     -------
        Total interest expense                                  670          516        1,367         947
                                                            -------      -------      -------     -------
        Net interest income before provision                    851          723        1,655       1,414
           for credit losses
Provision for credit losses                                      25           25           25          49
                                                            -------      -------      -------     -------
        Net interest income                                     826          698        1,630       1,365
                                                            -------      -------      -------     -------
Fees and service charges                                        109           90          208         176
Mortgage banking fees                                            53           56          115          91
Other income                                                     34           14           71          21
                                                            -------      -------      -------     -------
        Total other income                                      196          160          394         288
                                                            -------      -------      -------     -------
Other expenses:
     Salaries and employee benefits                             413          318          804         654
     Expenses of bank premises and fixed assets                 149          145          302         252
     Other operating expenses                                   267          195          502         501
                                                            -------      -------      -------     -------
        Total other expenses                                    829          658        1,608       1,407
                                                            -------      -------      -------     -------
Income before provision for income taxes                        193          200          416         246
Provision for income taxes                                       53           80          104          91
                                                            -------      -------      -------     -------
Net income                                                      140          120          312         155
Other comprehensive income (loss), net of income taxes:
     Unrealized holding losses arising during period            (13)          (9)          29        (155)
                                                            -------      -------      -------     -------
Comprehensive income                                        $   127      $   111      $   341     $  --
                                                            =======      =======      =======     =======
Earnings per common share
     Basic                                                  $  0.23      $  0.20      $  0.52     $  0.26
                                                            =======      =======      =======     =======
     Dilutive                                               $  0.21      $  0.18      $  0.47     $  0.23
                                                            =======      =======      =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                                       ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               (Dollars in Thousands)


                                                        For the Three Months        For the Six Months
                                                          Ended June 30                Ended June 30
                                                        2001          2000          2001          2000
                                                      --------      --------      --------      --------
Net cash provided (used) by operating activities     $     63      $    230      $    489      $   (852)
                                                     --------      --------      --------      --------
Cash flows from investing activities:
     Net (increase) decrease in:
        Investment securities                          (1,609)          220        (3,304)          287
        Interest-bearing deposits in other banks         --              (3)            2           (16)
        Loans                                          (2,813)       (2,367)       (6,661)       (4,688)
     Purchases of bank premises and
        equipment, net                                   (406)         (132)         (466)         (218)
                                                     --------      --------      --------      --------
           Net cash used by investing activities       (4,828)       (2,282)      (10,429)       (4,635)
                                                     --------      --------      --------      --------
Cash flows from financing activities:
     Net increase in deposits                           2,970         4,945         8,245        13,961
     Proceeds from (repayments of)
        other borrowings                                 --            --            --          (1,589)
                                                     --------      --------      --------      --------
           Net cash provided by
                financing activities                    2,970         4,945         8,245        12,372
                                                     --------      --------      --------      --------
Increase (decrease) in cash and cash equivalents       (1,795)        2,893        (1,695)        6,885
Cash and cash equivalents at beginning of period       13,065         8,561        12,965         4,569
                                                     --------      --------      --------      --------
Cash and cash equivalents at end of period           $ 11,270      $ 11,454      $ 11,270      $ 11,454
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

                                            ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENT OF CHANGES IN
                                               STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                                                      Net
                                                                                                  Unrealized
                                                  Common Stock         Additional                 Holding Gains      Total
                                               ------------------       Paid-in      Retained    (Losses) on    Stockholders'
                                               Shares      Amount       Capital      Earnings     Securities       Equity
                                               ------      ------       -------      --------     ----------       ------
                                                                       (Dollars In Thousands)

Balance, December 31, 2000                    596,850     $     6       $ 4,228     $ 1,834       $   (48)        $ 6,020

Warrants exercised                              3,500        --              35        --              --              35

Comprehensive income:
   Net income                                    --          --             --          312            --
   Net change in unrealized
     holding gains (losses) on securities        --          --             --          --             29

   Total comprehensive income                    --          --             --          --             --            341
                                              -------     -------       -------     -------       -------        -------

Balance, June 30, 2001                        600,350     $     6       $ 4,263     $ 2,146       $   (19)       $ 6,396
                                              =======     =======       =======     =======       =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001


NOTE 1 - ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Atlantic BancGroup, Inc., ("Atlantic"), and its wholly-owned subsidiary, Oceanside Bank ("Oceanside"). The consolidated financial statements for the three and six months ended June 30, 2001 and 2000, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by Atlantic and Oceanside are set forth in Atlantic's consolidated financial statements for the year ended December 31, 2000, and are incorporated herein by reference.

Oceanside opened July 21, 1997, as a state-chartered banking organization. Oceanside operates from a main office located at 1315 South Third Street, Jacksonville Beach, Florida, and a branch office located at 560 Atlantic Boulevard, Neptune Beach, Florida. Oceanside has received federal and state approval to open a new branch located at 13799 Beach Boulevard, Jacksonville, Florida, which is scheduled to open on August 13, 2001.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001

NOTE 1 - ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
--------------------------------

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," a replacement of SFAS No. 125. This statement revises the standards for securitization and other transfers of financial assets and collateral and requires certain disclosures and is effective as of March 31, 2001. The adoption of this pronouncement did not have a material impact on Atlantic's financial statements.

In June 2001, the FASB approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Instead of amortization, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment applying a fair-value based test. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. Atlantic does not presently have any goodwill recorded; thus management does not believe that the effects of the new standards will have a material impact on Atlantic's financial statements.

On July 6, 2001, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues," which requires companies to have adequate documentation on the development and application of a systematic methodology in determining allowance for loan losses. Management believes that it has complied with the requirements and that the adoption will have no material impact to the financial statements.


NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three and six months ended June 30, 2001 and 2000. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. At June 30, 2001 and 2000, the outstanding warrants totaled 588,510 and 593,510, respectively. For purposes of computing diluted EPS, the treasury stock method was used for 2001 and 2000. The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended June 30, 2001 and 2000:

                                                       Three Months Ended June 30,
                                                             2001         2000
                                                           --------     --------
Basic EPS computation:
    Numerator - Net income                                 $140,000     $120,000
                                                           --------     --------
    Denominator - Weighted average shares outstanding       598,913      595,350
                                                           --------     --------
    Basic EPS                                              $   0.23     $   0.20
                                                           ========     ========
Diluted EPS computation:
    Numerator - Net income                                 $140,000     $120,000
                                                           --------     --------
    Denominator -
         Weighted average shares outstanding                598,913      595,350
         Warrants                                            65,390       76,965
                                                           --------     --------
                                                            664,303      672,315
                                                           --------     --------
    Diluted EPS                                            $   0.21     $   0.18
                                                           ========     ========



                                                          Six Months Ended June 30,
                                                            2001          2000
                                                           --------     --------
Basic EPS computation:
    Numerator - Net income                                 $312,000     $155,000
                                                           --------     --------
    Denominator - Weighted average shares outstanding       598,119      595,350
                                                           --------     --------
    Basic EPS                                              $   0.52     $   0.26
                                                           ========     ========
Diluted EPS computation:
    Numerator - Net income                                 $312,000     $155,000
                                                           --------     --------
    Denominator -
         Weighted average shares outstanding                598,119      595,350
         Warrants                                            65,390       76,965
                                                           --------     --------
                                                            663,509      672,315
                                                           --------     --------
    Diluted EPS                                            $   0.47     $   0.23
                                                           ========     ========


NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                           June 30, 2001                       December 31, 2000
                                 ---------------------------------     ------------------------------
                                                Net                                  Net
                                 Amortized   Unrealized      Fair      Amortized  Unrealized     Fair
                                   Cost        Losses        Value       Cost       Losses       Value
                                   ----        ------        -----       ----       ------       -----
                                         (Dollars in Thousands)             (Dollars in Thousands)
Available-for-sale
------------------
   Mortgage-backed securities      $ 6,791     $   (30)     $ 6,761     $ 5,403     $ ( 77)      $ 5,326
   Other                               186        --            186         171        --            171
                                   -------     -------      -------     -------     -------      -------

     Total available-for-sale        6,977         (30)       6,947       5,574         (77)       5,497
                                   -------     -------      -------     -------     -------      -------

Held-to-maturity
----------------
   State, county and municipal
     bonds                           3,910          18        3,928       2,018          33        2,051
                                   -------     -------      -------     -------     -------      -------

     Total held-to-maturity          3,910          18        3,928       2,018          33        2,051
                                   -------     -------      -------     -------     -------      -------

Total investment securities        $10,887     $   (12)     $10,875     $ 7,592     $ ( 44)      $ 7,548
                                   =======     =======      =======     =======     =======      =======


NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

                                                     June 30,        December 31,
                                                       2001              2000
                                                     --------          --------
Real estate                                          $ 32,624          $ 28,773
Commercial and agricultural                            18,008            15,665
Consumer and other loans                                6,106             5,651
                                                     --------          --------
         Total loans                                   56,738            50,089
Less, unearned income                                    (110)             (106)
Less, allowance for credit losses                        (691)             (682)
                                                     --------          --------
         Net loans                                   $ 55,937          $ 49,301
                                                     ========          ========

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

Oceanside's Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for credit losses. Oceanside maintains the allowance for credit losses at a level sufficient, in management's opinion, to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                                    For the Six      For the Twelve
                                                    Months Ended     Months Ended
                                                    June 30, 2001    December 31, 2000
                                                    -------------    -----------------
Balance, beginning of period                             $ 682            $ 738
Recoveries (rounding)                                     --                  1
Charged-off loans                                          (16)             (57)
Provision charged to expense                                25             --
                                                         -----            -----

Balance, end of period                                   $ 691            $ 682
                                                         =====            =====


NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

                                             June 30,         December 31,
                                               2001               2000
                                             --------            -------

     FHLB of Atlanta advance                  $ 2,300            $ 2,300
     Revolving lines of credit                    744                744
                                             --------            -------

                                              $ 3,044            $ 3,044
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

Revolving Lines of Credit:
On February 11, 1999, Atlantic obtained a revolving line of credit in the amount of $50,100 from Columbus Bank and Trust Company ("Columbus"). On August 11, 1999, Atlantic obtained two revolving lines of credit from Columbus totaling $1.0 million, and repaid existing advances under the line of credit dated February 11, 1999. For the remaining two lines of credit, principal and interest at 0.50% below prime are due on August 11, 2001. The proceeds from the lines of credit have been used to acquire real estate, fund start-up costs for the mortgage banking operations, and provide additional working capital for Atlantic. At both June 30, 2001, and December 31, 2000, $744,000 had been advanced to Atlantic under the lines of credit, which are secured by the common stock of Atlantic's wholly-owned banking subsidiary, Oceanside Bank.

NOTE 7 - STOCKHOLDERS' EQUITY

A summary of the warrant activity for 2001 follows:

         Warrants outstanding at December 31, 2000          592,010
         Warrants exercised during the six months
              ended June 30, 2001                            (3,500)
                                                            -------

         Warrants outstanding at June 30, 2001              588,510
                                                            =======


All outstanding warrants were fully vested and exercisable at June 30, 2001, with a remaining contractual life of approximately 13 months.


NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Atlantic is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. Financial instruments at June 30, 2001, consisted of commitments to extend credit approximating $9.5 million and letters of credit of $1.2 million.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

Atlantic, through its wholly-owned subsidiary, Oceanside, conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). Atlantic's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Atlantic's interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, Atlantic's profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts and mortgage banking fees. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

Oceanside commenced business operations on July 21, 1997, in a permanent facility located at 1315 South Third Street, Jacksonville Beach, Florida. Oceanside opened a branch office at 560 Atlantic Boulevard, Neptune Beach, Florida, which commenced operations on September 1, 1998.

On July 20, 1999, Oceanside Mortgage Group, Inc. (a wholly-owned subsidiary of Atlantic) began mortgage banking operations. On August 13, 1999, Atlantic purchased a building at 710 North Third Street, Jacksonville Beach, Florida, for renovation as its holding company headquarters and operations center. The mortgage banking operations and certain back-office functions of Oceanside Bank were relocated to this building in mid-November 1999. Atlantic purchased the facility for $540,000 and incurred $50,576 on renovations and upgrades. This property was financed under an existing line of credit. During the third quarter of 2000, the mortgage banking operations of Oceanside Mortgage Group, Inc., were transferred to Oceanside Bank. Currently, Oceanside's mortgage banking operations consist of originating residential mortgage loans for third party investors.


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

                         Future Accounting Requirements

There are currently no FASB pronouncements issued that are scheduled for implementation during the second half of 2001.

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


                              Results of Operations

General

Net income for the three and six months ended June 30, 2001, was $140,000 and $312,000, respectively, as compared with the $120,000 and $155,000 recorded in the same periods of 2000. The following factors contributed to the earnings growth in the first and second quarters of 2001 versus 2000:

o Average earning assets grew at a pace of 37.9% and 29.4% for the three months ended March 31, 2001, and June 30, 2001, respectively, which more than offset the decline in net interest margin of 82 and 51 basis points, respectively;

o Increases in fees and service charges 15.1% and 21.1% for the quarters ended March 31, 2001, and June 30, 2001, respectively;

o    Increases in fees generated from Oceanside's mortgage banking operations.


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


                                                                   For the Six Months Ended June 30,
                                                            2001                                    2000
                                              -----------------------------------      ---------------------------------
                                                          Interest        Average                  Interest      Average
                                              Average       and           Yield/       Average        and        Yield/
                                              Balance     Dividends       Rate         Balance     Dividends      Rate
                                              -------       ---------       ----       -------     ---------      ----
Interest-earning assets:
     Loans                                    $53,710      $ 2,581         9.69%      $43,662      $ 2,094       9.64%
     Investment and mortgage-
         backed securities                      9,859          284         5.81%        5,883          199       6.80%
     Other interest-earning assets              5,692          157         5.56%        2,366           68       5.78%
                                              -------      -------         ----       -------      -------       ----

         Total interest-earning assets         69,261        3,022         8.80%       51,911        2,361       9.15%
                                                           -------                                 -------

Noninterest-earning assets                      7,852                                   6,332
                                              -------                                 -------

         Total assets                         $77,113                                 $58,243
                                              =======                                 =======

Interest-bearing liabilities:
     Demand, money market
         and NOW deposits                     $22,997          337         2.96%      $18,679          295       3.18%
     Savings                                    1,331           16         2.42%        1,258           16       2.56%
     Certificates of deposit                   29,158          915         6.33%       16,869          489       5.83%
     Other                                      3,043           99         6.56%        3,399          147       8.70%
                                              -------      -------         ----       -------      -------       ----

         Total interest-bearing liabilities    56,529        1,367         4.88%       40,205          947       4.74%
                                                           -------                                 -------

Noninterest-bearing liabilities                14,360                                  12,734
Stockholders' equity                            6,224                                   5,304
                                              -------                                 -------

         Total liabilities and
              stockholders' equity            $77,113                                 $58,243
                                              =======                                 =======

Net interest income before provision
    for credit losses                                      $ 1,655                                 $ 1,414
                                                           =======                                 =======

Interest-rate spread                                                       3.92%                                 4.41%
                                                                           =====                                 =====

Net interest margin                                                        4.82%                                 5.48%
                                                                           =====                                 =====
Ratio of average interest-earning assets to
    average interest-bearing liabilities      122.52%                                 129.12%
                                              =======                                 =======



             Comparison of Three Months Ended June 30, 2001 and 2000

Interest Income and Expense

Interest Income. Interest income was $1,521,000 and $1,239,000 for the three months ended June 30, 2001 and 2000, respectively. The increase in interest income of $282,000, or 22.8%, in the second quarter of 2001 over the same period of 2000 is due to higher levels of earning assets (an increase of 29.4%) offset in part by a change in the mix of assets. Loans as a percentage of total earning assets declined to 77.4% in the second quarter of 2001 as compared with 82.5% in 2000. The change in mix, declines in the average yield on loans to 9.50% in 2001 as compared with 9.64% in 2000, and an overall decline in rates produced an effective yield on earning assets of 8.57% in 2001 versus 9.07% in 2000.

Interest Expense. Interest expense was $670,000 and $516,000 for the three months ended June 30, 2001 and 2000, respectively. The increase in interest expense of $154,000, or 29.8%, in the second quarter of 2001 over the same period of 2000 is due to the growth in deposits of 39.6% offset in part by a decline in interest recorded in other borrowings of $40,000.

Net Interest Income. Net interest income before provision for credit losses was $851,000 and $779,000 for the three months ended June 30, 2001 and 2000, respectively. The net interest margin for the second quarter of 2001 was 4.78% as compared with the net interest margin in 2000 of 5.29%, a decrease of 51 basis points. The average loan-to-deposit ratio for the three months ended June 30, 2001, declined to approximately 79% from 85% for the same period in 2000. Declines in the loan-to-deposit ratio and the shift in the mix from higher yielding loans to lower yielding assets contributed to the declining net interest margin for the quarter.

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

At June 30, 2001, Atlantic had four loans totaling approximately $47,000 classified as substandard and no loans classified as doubtful or loss. All of the substandard loans were performing and there were no impaired loans as of June 30, 2001.

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

Activity in the allowance for credit losses follows (dollars in thousands):

                                                              For the Six       For the Twelve
                                                              Months Ended      Months Ended
                                                              June 30, 2001     December 31, 2000
                                                              -------------    -----------------
         Balance, beginning of period                              $ 682               $ 738
         Recoveries (rounding)                                         -                   1
         Charged-off loans                                           (16)                (57)
         Provision charged to expense                                 25                   -
                                                                   -----               -----
         Balance, end of period                                    $ 691               $ 682
                                                                   =====               =====

         Annualized net charge-offs as a percentage
              of average loans for the period                      0.06%               0.12%
                                                                   =====               =====


At June 30, 2001, the allowance for credit losses amounted to $691,000, or 1.22% of total outstanding loans (net of unearned income). At December 31, 2000, the allowance stood at 1.36%. Atlantic's provision for credit losses was $25,000 for both the three months ended June 30, 2001 and 2000.

Noninterest Income and Expense

Noninterest Income. Total other income increased to $196,000, or 22.5%, for the three months ended June 30, 2001, compared to $160,000 for the three months ended June 30, 2000, principally due to the following:

o    growth in the number of deposit accounts subject to service fees; and,
o income earned on life insurance policies acquired for Atlantic's indexed retirement plans for certain officers and directors.

Noninterest Expense. Total other expenses increased to $829,000 for the three months ended June 30, 2001, compared to $658,000 for the three months ended June 30, 2000. This increase of $171,000, or 26.0%, reflects the growth in holding company and mortgage banking operations as well as the overall growth of Oceanside.

Provision for Income Taxes

The income tax provision was $53,000 for the three months ended June 30, 2001, or an effective rate of 27.5%. This compares with an effective rate of 40.0% for the same period in 2000. The decrease in the effective tax rate in 2001 versus 2000 is principally attributable to nontaxable investment income recorded in 2001.


              Comparison of Six Months Ended June 30, 2001 and 2000

Interest Income and Expense

Interest Income. Interest income was $3,022,000 and $2,361,000 for the six months ended June 30, 2001 and 2000, respectively. The increase in interest income of $661,000, or 28.0%, is due to higher levels of earning assets (an increase of 33.4%) offset by a change in mix of assets. Average loans as a percentage of total average earning assets declined to 77.6% during 2001 as compared with 84.1% for 2000. The net effect of changes in mix and overall declines in rates contributed to a yield on earning assets of 8.80% in 2001 versus 9.15% in 2000.

Interest Expense. Interest expense was $1,367,000 and $947,000 for the six months ended June 30, 2001 and 2000, respectively. The increase in interest expense of $420,000, or 44.4%, in the second quarter of 2001 over the same period of 2000 is due to the growth in average deposits of 45.3% and increases in the average cost of funds of 14 basis points.

Net Interest Income. Net interest income before provision for credit losses was $1,655,000 and $1,414,000 for the six months ended June 30, 2001 and 2000, respectively. The average loan-to-deposit ratio for the six months ended June 30, 2001, declined to approximately 80% from 89% for the same period in 2000. Declines in the loan-to-deposit ratio and the shift in the mix from higher yielding loans to lower yielding assets contributed to the decline in net interest margin of 4.82% for 2001 versus 5.48% for 2000.

Allowance for Credit Losses. Atlantic's provision for credit losses was $25,000 and $49,000 for the six months ended June 30, 2001 and 2000, respectively, which in management's opinion reflects the overall quality of the loan portfolio.

Noninterest Income and Expense

Noninterest Income. Total other income increased to $394,000, or 36.8%, for the six months ended June 30, 2001, compared to $288,000 for the six months ended June 30, 2000, principally due to the following:

o    growth in the number of deposit accounts subject to service fees;
o mortgage origination and application fees increased to $115,000 for the six months of 2001 versus $91,000 for 2000; and,
o income earned on life insurance policies acquired for Atlantic's indexed retirement plans for certain officers and directors.

Noninterest Expense. Total other expenses increased to $1,608,000 for the six months ended June 30, 2001, compared to $1,407,000 for the six months ended June 30, 2000. This increase of $201,000, or 14.3%, reflects the growth in holding company and mortgage banking operations as well as the overall growth of Oceanside. Personnel costs have grown $150,000, or 22.9%. Expenses of bank premises and fixed assets were $50,000 higher in 2001 over 2000 due to the acquisition of the holding company and mortgage banking operations center. Other operating expenses have remained flat in 2001 as compared with 2000.

Provision for Income Taxes. The income tax provision for the six months ended June 30, 2001, totaled $104,000 as compared with $91,000 in 2000. The decline in the effective rate to 25.0% in 2001 from 37.0% in 2000 was due to nontaxable investment income in 2001.


                               Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the six months ended June 30, 2001):

                                                                              Six Months Ended       Year Ended
                                                                                 June 30,           December 31,
                                                                                   2001                  2000
                                                                                 -------                 ----
         Return on average assets                                                  0.82%                 0.70%
         Return on average equity                                                 10.11%                 8.18%
         Interest-rate spread during the period                                    3.92%                 4.28%
         Net interest margin                                                       4.82%                 5.31%
         Allowance for credit losses to period end loans                           1.22%                 1.36%
         Net charge-offs to average loans                                          0.06%                 0.12%
         Nonperforming assets to period end loans and foreclosed property            - %                   - %
         Nonperforming assets to period end total assets                             - %                   - %



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

Management expects to meet its liquidity needs with:

o available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $11.4 million at June 30, 2001;
o maturities of investment securities totaling $914,000 in the 12 months following June 30, 2001;
o    the repayment of loans;
o    growth in deposits; and,
o    if necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $7.1 million at June 30, 2001, as compared to $6.8 million at December 31, 2000. These funds are a primary source of Atlantic's liquidity and are generally invested in an earning capacity on an overnight basis.

Management regularly reviews the liquidity position of Atlantic and has implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

Deposits and Other Sources of Funds. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels.

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for Atlantic's loan portfolio and other earning assets. Atlantic's core deposits were $63.4 million at June 30, 2001, and $55.8 million at December 31, 2000. Management anticipates that a stable base of deposits will be Atlantic's primary source of funding to meet both its short-term and long-term liquidity needs in the future. Since December 31, 2000, Atlantic has experienced double-digit growth in each category of core deposits, except noninterest bearing deposits and time deposits under $100,000. Both of these categories improved 4.7% and 9.6%, respectively.

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

Atlantic uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At June 30, 2001, Atlantic had commitments to originate loans totaling $9.5 million, and had issued, but unused, letters of credit of $1.2 million for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following June 30, 2001, total $27.9 million. Management believes that Atlantic has adequate resources to fund all its anticipated commitments, and, if so desired, that Atlantic can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Oceanside exceeded its minimum regulatory capital ratios as of June 30, 2001, as reflected in the following table, which sets forth Oceanside's regulatory capital position (dollars in thousands):

                                                          Actual              Minimum(1)       Well-Capitalized(2)
                                                      Amount     %          Amount      %         Amount     %
                                                      ------ ---------      ------   -------      ------ ---------
Total Capital (to Risk-Weighted Assets)              $ 7,257     10.83%    $ 5,362      8.00%    $ 6,702     10.00%
Tier I Capital (to Risk-Weighted Assets)             $ 6,566      9.80%    $ 2,681      4.00%    $ 4,021      6.00%
Tier I Capital (to Average Assets)                   $ 6,566      8.32%    $ 3,156      4.00%    $ 3,945      5.00%

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


PART II:      OTHER INFORMATION

              Item 1.      Legal Proceedings.
                           None.

              Item 2.      Changes in Securities and Use of Proceeds.
                           None.

              Item 3.      Defaults upon Senior Securities.
                           None.

              Item 4. Submission of Matters to a Vote of Security Holders. An Annual Meeting of Shareholders was held on April 26, 2001. At that meeting, a majority of the shareholders of record voted to elect a total of three Class II directors with terms to expire in 2004 (Proposal I); to ratify the Indexed Retirement Plan for the members of Atlantic BancGroup, Inc.'s Board of Directors (Proposal
                           II); to ratify the Indexed Retirement Plan for one former and three current officers of Atlantic BancGroup, Inc., or Oceanside Bank (Proposal
                           III); to ratify the Directors' appointment of Stevens, Powell & Company, P.A., as the independent auditors for Atlantic BancGroup,
                           Inc., for the fiscal year ending December 31, 2001 (Proposal IV); to approve the adjournment of the Annual Meeting to solicit additional proxies in the event that there were not sufficient votes to approve any one or more or the proposals (Proposal V); and, to transact such other business as may properly come before the 2001
                           Annual Meeting and any adjournments thereof.

   Proposal I
          Class 2 Directors with Terms Expiring in 2004
        ---------------------------- --------------- ------------- -------------
                  Director             Votes For        Votes      Votes Absent
                                                       Withheld
        ---------------------------- --------------- ------------- -------------
        ---------------------------- --------------- ------------- -------------
        Donald F. Glisson, Jr.          395,145         3,300        198,905
        ---------------------------- --------------- ------------- -------------
        ---------------------------- --------------- ------------- -------------
        Robin E. Scheiderman            372,385         26,060       198,905
        ---------------------------- --------------- ------------- -------------
        ---------------------------- --------------- ------------- -------------
        Gordon K. Watson                395,245         3,200        198,905
        ---------------------------- --------------- ------------- -------------

  Proposal II
        ------------------- ----------------- ------------------ ---------------
            Votes For        Votes Against      Votes Abstain      Votes Absent
        ------------------- ----------------- ------------------ ---------------
        ------------------- ----------------- ------------------ ---------------
             357,945             35,800             4,700            198,905
        ------------------- ----------------- ------------------ ---------------

  Proposal III
        ------------------- ----------------- ----------------- ----------------
            Votes For        Votes Against     Votes Abstain      Votes Absent
        ------------------- ----------------- ----------------- ----------------
        ------------------- ----------------- ----------------- ----------------
             354,845             39,300            4,300             198,905
        ------------------- ----------------- ----------------- ----------------

  Proposal IV
        ------------------- ----------------- ----------------- ----------------
            Votes For        Votes Against     Votes Abstain      Votes Absent
        ------------------- ----------------- ----------------- ----------------
        ------------------- ----------------- ----------------- ----------------
             392,495             4,650             1,300             198,905
        ------------------- ----------------- ----------------- ----------------

  Proposal V
        ------------------- ----------------- ----------------- ----------------
            Votes For        Votes Against     Votes Abstain      Votes Absent
        ------------------- ----------------- ----------------- ----------------
        ------------------- ----------------- ----------------- ----------------
             374,895             18,050            5,500             198,905
        ------------------- ----------------- ----------------- ----------------


              Item 5.      Other Information.
                           None.

              Item 6.      Exhibits and Reports on Form 8-K.
                               a)   Exhibits.
                                    --------
                                    None.

                               b)   Reports on Form 8-K.
                                    -------------------
                                    None.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Atlantic BancGroup, Inc.




Date:  August 3, 2001                    /s/ Barry L. Chandler
     ----------------------              ---------------------
                                         Barry L. Chandler
                                         President and Chief Executive Officer



Date:  August 3, 2001                    /s/ David L. Young
     ----------------------              ------------------
                                         David L. Young
                                         Executive Vice President,
                                         Chief Financial Officer, and
                                         Corporate Secretary