Form 10QSB/A
period 2001-06-30
ATLANTIC BANCGROUP INC
filed 2001-08-15
CIK 1087790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB/A
                         Amendment No. 1 to Form 10-QSB
                             (Amends Part I, Item 1)

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001
                        Commission File Number 001-15061
                                    ---------


                            ATLANTIC BANCGROUP, INC.
                            ------------------------
        (Exact Name of small business issuer as specified in its charter)


          Florida                                       59-3543956
          -------                                       ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


         710 N. Third Street
     Jacksonville Beach, Florida                        32250
----------------------------------------              ----------
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



This Amendment No. 1 on Form 10-QSB/A reflects a correction to the condensed consolidated balance sheet included in Part I, Item 1, in the previously filed Form 10-QSB for the quarter ended June 30, 2001 (filed August 13, 2001). A reclassification of $186,000 from other assets into securities available-for-sale was inadvertently omitted from other assets and resulted in total assets being overstated by $186,000, or 0.22%. The correct total consolidated assets at June 30, 2001, was $83,198,000.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
               FORM 10-QSB/A - FOR THE QUARTER ENDED JUNE 30, 2001


                                     INDEX
                                     -----
                                                                                          PAGE
                                                                                         NUMBER

REPORT OF INDEPENDENT ACCOUNTANTS


PART I - FINANCIAL INFORMATION                                                             3

         Item 1 - Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
                  and December 31, 2000                                                    4

                  Consolidated Statements of Operations and Comprehensive Income
                  for the Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)    5

                  Condensed Consolidated Statements of Cash Flows for the Three and Six
                  Months Ended June 30, 2001 and 2000 (Unaudited)                          6

                  Consolidated Statement of Changes in Stockholders' Equity (Unaudited)    7

                  Notes to Consolidated Financial Statements (Unaudited)                   8


                  SIGNATURES                                                               13

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have reviewed the accompanying restated condensed consolidated balance sheet of Atlantic BancGroup, Inc., ("Atlantic"), and its wholly-owned subsidiary, Oceanside Bank ("Oceanside"), as of June 30, 2001, and the related consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows for the three and six month periods ended June 30, 2001 and 2000, and the related consolidated statement of changes in stockholders' equity for the six month period ended June 30, 2001. These consolidated financial statements are the responsibility of Atlantic's management.

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



STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
August 14, 2001

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands Except Per Share Data)

                                                                            June 30, 2001    December 31,
                                                                             (Unaudited)        2000
                                                                            -------------    ------------
ASSETS
Cash and due from banks                                                       $   4,283       $   6,250
Federal funds sold                                                                6,987           6,715
                                                                              ---------       ---------
                Total cash and cash equivalents                                  11,270          12,965
Interest-bearing deposits in other banks                                            104             106
Securities available-for-sale                                                     6,947           5,497
Securities held-to-maturity (market value of
    $3,928 in 2001 and $2,051 in 2000)                                            3,910           2,018
Loans                                                                            55,937          49,301
Facilities                                                                        2,941           2,601
Other assets                                                                      2,089           1,887
                                                                              ---------       ---------

                             TOTAL                                            $  83,198       $  74,375
                                                                              =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
                Noninterest-bearing demand deposits                           $  14,371       $  13,729
                Interest-bearing demand deposits                                 12,999           9,840
                Money market deposits                                            14,695          13,021
                Savings deposits                                                  1,626           1,213
                Time deposits, $100,000 and over                                  9,855           9,224
                Other time deposits                                              19,701          17,975
                                                                              ---------       ---------

                             Total deposits                                      73,247          65,002

Other borrowings                                                                  3,044           3,044
Other accrued expenses and liabilities                                              511             309
                                                                              ---------       ---------

                             Total liabilities                                   76,802          68,355
                                                                              ---------       ---------

Commitments and contingencies                                                        --              --
                                                                              ---------       ---------

Stockholders' equity:
                Common stock                                                          6               6
                Additional paid-in capital                                        4,263           4,228
                Retained earnings                                                 2,146           1,834
                Accumulated other comprehensive income:
                             Net unrealized holding losses on securities            (19)            (48)
                                                                              ---------       ---------

                             Total stockholders' equity                           6,396           6,020
                                                                              ---------       ---------

                             TOTAL                                            $  83,198       $  74,375
                                                                              =========       =========

Book value per common share                                                   $   10.65       $   10.09
                                                                              =========       =========

Common shares outstanding                                                       600,350         596,850
                                                                              =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)


                                                              For the Three Months Ended June 30,  For the Six Months Ended June 30,
                                                              ----------------------------------   ---------------------------------
                                                                   2001               2000               2001              2000
                                                                  -------            -------            -------           -------
Interest and fees on loans                                        $ 1,301            $ 1,087            $ 2,581           $ 2,094
Investment income on investment securities
         and interest-bearing deposits in other banks                 151                 95                287               202
Federal funds sold                                                     69                 57                154                65
                                                                  -------            -------            -------           -------
                 Total interest income                              1,521              1,239              3,022             2,361
                                                                  -------            -------            -------           -------

Interest on deposits                                                  623                429              1,268               800
Other borrowings and federal funds purchased                           47                 87                 99               147
                                                                  -------            -------            -------           -------
                 Total interest expense                               670                516              1,367               947
                                                                  -------            -------            -------           -------

                 Net interest income before provision                 851                723              1,655             1,414
                        for credit losses

Provision for credit losses                                            25                 25                 25                49
                                                                  -------            -------            -------           -------

                 Net interest income                                  826                698              1,630             1,365
                                                                  -------            -------            -------           -------

Fees and service charges                                              109                 90                208               176
Mortgage banking fees                                                  53                 56                115                91
Other income                                                           34                 14                 71                21
                                                                  -------            -------            -------           -------
                 Total other income                                   196                160                394               288
                                                                  -------            -------            -------           -------

Other expenses:
         Salaries and employee benefits                               413                318                804               654
         Expenses of bank premises and fixed assets                   149                145                302               252
         Other operating expenses                                     267                195                502               501
                                                                  -------            -------            -------           -------
                 Total other expenses                                 829                658              1,608             1,407
                                                                  -------            -------            -------           -------

Income before provision for income taxes                              193                200                416               246

Provision for income taxes                                             53                 80                104                91
                                                                  -------            -------            -------           -------

Net income                                                            140                120                312               155

Other comprehensive income (loss), net of income taxes:
       Unrealized holding losses arising during period                (13)                (9)                29              (155)
                                                                  -------            -------            -------           -------

Comprehensive income                                              $   127            $   111            $   341           $    --
                                                                  =======            =======            =======           =======

Earnings per common share
         Basic                                                    $  0.23            $  0.20            $  0.52           $  0.26
                                                                  =======            =======            =======           =======
         Dilutive                                                 $  0.21            $  0.18            $  0.47           $  0.23
                                                                  =======            =======            =======           =======


The accompanying notes are an integral part of these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)


                                                             For the Three Months Ended June 30,  For the Six Months Ended June 30,
                                                             -----------------------------------  ---------------------------------
                                                                   2001             2000                 2001             2000
                                                                 --------         --------             --------         --------
Net cash provided (used) by operating activities                 $     63         $    230             $    489         $   (852)
                                                                 --------         --------             --------         --------

Cash flows from investing activities:
         Net (increase) decrease in:
                 Investment securities                             (1,609)             220               (3,304)             287
                 Interest-bearing deposits in other banks              --               (3)                   2              (16)
                 Loans                                             (2,813)          (2,367)              (6,661)          (4,688)
         Purchases of bank premises and
                 equipment, net                                      (406)            (132)                (466)            (218)
                                                                 --------         --------             --------         --------

                        Net cash used by investing activities      (4,828)          (2,282)             (10,429)          (4,635)
                                                                 --------         --------             --------         --------

Cash flows from financing activities:
         Net increase in deposits                                   2,970            4,945                8,245           13,961
         Proceeds from (repayments of)
                 other borrowings                                      --               --                   --           (1,589)
                                                                 --------         --------             --------         --------

                        Net cash provided by
                             financing activities                   2,970            4,945                8,245           12,372
                                                                 --------         --------             --------         --------

Increase (decrease) in cash and cash equivalents                   (1,795)           2,893               (1,695)           6,885

Cash and cash equivalents at beginning of period                   13,065            8,561               12,965            4,569
                                                                 --------         --------             --------         --------

Cash and cash equivalents at end of period                       $ 11,270         $ 11,454             $ 11,270         $ 11,454
                                                                 ========         ========             ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                                         Net
                                                                                                      Unrealized
                                                                           Additional                Holding Gains      Total
                                                        Common Stock         Paid-in     Retained     (Losses) on    Stockholders'
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

Reclassifications
Certain amounts in the prior periods have been reclassified to conform with the presentation for the current period.

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

                                                                    Three Months Ended June 30,
                                                                        2001         2000
                                                                        ----         ----
        Basic EPS computation:
               Numerator - Net income                                 $140,000      $120,000
                                                                      --------      --------
               Denominator - Weighted average shares outstanding       598,913       595,350
                                                                      --------      --------
               Basic EPS                                              $   0.23      $   0.20
                                                                      ========      ========
        Diluted EPS computation:
               Numerator - Net income                                 $140,000      $120,000
                                                                      --------      --------
               Denominator -
                      Weighted average shares outstanding              598,913       595,350
                      Warrants                                          65,390        76,965
                                                                      --------      --------
                                                                       664,303       672,315
                                                                      --------      --------
               Diluted EPS                                            $   0.21      $   0.18
                                                                      ========      ========

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001






NOTE 2 - COMPUTATION OF PER SHARE EARNINGS (Continued)


                                                                     Six Months Ended June 30,
                                                                        2001          2000
                                                                        ----          ----
        Basic EPS computation:
               Numerator - Net income                                 $312,000      $155,000
                                                                      --------      --------
               Denominator - Weighted average shares outstanding       598,119       595,350
                                                                      --------      --------
               Basic EPS                                              $   0.52      $   0.26
                                                                      ========      ========
        Diluted EPS computation:
               Numerator - Net income                                 $312,000      $155,000
                                                                      --------      --------
               Denominator -
                      Weighted average shares outstanding              598,119       595,350
                      Warrants                                          65,390        76,965
                                                                      --------      --------
                                                                       663,509       672,315
                                                                      --------      --------
               Diluted EPS                                            $   0.47      $   0.23
                                                                      ========      ========



NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                                June 30, 2001                        December 31, 2000
                                      ---------------------------------     ----------------------------------
                                                     Net                                    Net
                                      Amortized  Unrealized       Fair      Amortized    Unrealized      Fair
                                        Cost       Losses         Value        Cost        Losses        Value
                                        ----       ------         -----        ----        ------        -----
                                            (Dollars in Thousands)                 (Dollars in Thousands)
Available-for-sale
    Mortgage-backed securities        $ 6,791      $   (30)      $ 6,761      $ 5,403      $ ( 77)       $ 5,326
    Other                                 186           --           186          171           --           171
                                      -------      -------       -------      -------      -------       -------

        Total available-for-sale        6,977          (30)        6,947        5,574          (77)        5,497
                                      -------      -------       -------      -------      -------       -------

Held-to-maturity
    State, county and municipal
        bonds                           3,910           18         3,928        2,018           33         2,051
                                      -------      -------       -------      -------      -------       -------

        Total held-to-maturity          3,910           18         3,928        2,018           33         2,051
                                      -------      -------       -------      -------      -------       -------

Total investment securities           $10,887      $   (12)      $10,875      $ 7,592      $ ( 44)       $ 7,548
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
                                                =====             =====


NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):
                                              June 30,       December 31,
                                               2001              2000
                                             --------          --------

        FHLB of Atlanta advance               $ 2,300           $ 2,300
        Revolving lines of credit                 744               744
                                              -------           -------

                                              $ 3,044           $ 3,044
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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001


NOTE 7 - STOCKHOLDERS' EQUITY

A summary of the warrant activity for 2001 follows:

              Warrants outstanding at December 31, 2000          592,010
              Warrants exercised during the six months
                   ended June 30, 2001                            (3,500)
                                                               ---------

              Warrants outstanding at June 30, 2001              588,510
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



                            Atlantic BancGroup, Inc.




Date:  August 14, 2001      /s/ Barry L. Chandler
       ----------------     ---------------------
                            Barry L. Chandler
                            President and Chief Executive Officer



Date:  August 14, 2001      /s/ David L. Young
       ----------------     ------------------
                            David L. Young
                            Executive Vice President,
                            Chief Financial Officer, and
                            Corporate Secretary