Form 10QSB
period 2001-09-30
ATLANTIC BANCGROUP INC
filed 2001-11-13
CIK 1087790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                        Commission File Number 001-15061
                                               ---------

                            ATLANTIC BANCGROUP, INC.
                            ------------------------
        (Exact Name of small business issuer as specified in its charter)

           Florida                                            59-3543956
           -------                                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                      1315 S. Third Street
                   Jacksonville Beach, Florida            32250
          ---------------------------------------------------------
          (Address of Principal Executive Offices)     (Zip Code)

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
Yes  [ X ]     No  [   ]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class                                    Outstanding as of November 6, 2001
---------------                               ----------------------------------
Common Stock                                  Common Stock - 627,350
  Par Value $0.10 per share
Warrants to purchase Common Stock             Warrants - 561,510
  at $10.00 per share

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

             FORM 10-QSB - FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX
                                      -----

                                                                                                  PAGE
                                                                                                 NUMBER

REPORT OF INDEPENDENT ACCOUNTANTS                                                                  3


PART I - FINANCIAL INFORMATION

      Item 1 -  Financial Statements

                Condensed Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
                and December 31, 2000                                                              4

                Consolidated Statements of Operations and Comprehensive Income
                for the Three and Nine Months Ended September 30, 2001 and 2000 (Unaudited)        5

                Condensed Consolidated Statements of Cash Flows for the Three and Nine
                Months Ended September 30, 2001 and 2000 (Unaudited)                               6

                Consolidated Statement of Changes in Stockholders' Equity (Unaudited)              7

                Notes to Consolidated Financial Statements (Unaudited)                             8

      Item 2 -  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                         13


PART II - OTHER INFORMATION                                                                       21


SIGNATURES                                                                                        22


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Atlantic BancGroup, Inc., ("Atlantic"), and its wholly-owned subsidiary, Oceanside Bank ("Oceanside"), as of September 30, 2001, and the related consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows for the three and nine month periods ended September 30, 2001 and 2000, and the related consolidated statement of changes in stockholders' equity for the nine month period ended September 30, 2001. These consolidated financial statements are the responsibility of Atlantic's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated February 8, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
November 6, 2001

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands Except Per Share Data)

                                                                              September 30, 2001      December 31,
                                                                                 (Unaudited)              2000
                                                                                -------------         -------------
ASSETS
Cash and due from banks                                                         $   5,827               $   6,250
Federal funds sold                                                                  8,298                   6,715
                                                                                ---------               ---------
                Total cash and cash equivalents                                    14,125                  12,965
Interest-bearing deposits in other banks                                              105                     106
Securities available-for-sale                                                       6,697                   5,497
Securities held-to-maturity (market value of
    $3,976 in 2001 and $2,051 in 2000)                                              3,909                   2,018
Loans                                                                              57,174                  49,301
Facilities                                                                          3,188                   2,601
Other assets                                                                        2,146                   1,887
                                                                                ---------               ---------

                       TOTAL                                                    $  87,344               $  74,375
                                                                                =========               =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Noninterest-bearing demand deposits                                       $  15,907               $  13,729
      Interest-bearing demand deposits                                             11,176                   9,840
      Money market deposits                                                        17,021                  13,021
      Savings deposits                                                              1,980                   1,213
      Time deposits, $100,000 and over                                             10,659                   9,224
      Other time deposits                                                          20,014                  17,975
                                                                                ---------               ---------

                       Total deposits                                              76,757                  65,002

Other borrowings                                                                    3,044                   3,044
Other accrued expenses and liabilities                                                625                     309
                                                                                ---------               ---------

                       Total liabilities                                           80,426                  68,355
                                                                                ---------               ---------

Commitments and contingencies                                                          --                      --
                                                                                ---------               ---------

Stockholders' equity:
      Common stock                                                                      6                       6
      Additional paid-in capital                                                    4,532                   4,228
      Retained earnings                                                             2,327                   1,834
      Accumulated other comprehensive income:
                       Net unrealized holding gains (losses) on securities             53                     (48)
                                                                                ---------               ---------

                       Total stockholders' equity                                   6,918                   6,020
                                                                                ---------               ---------

                       TOTAL                                                    $  87,344               $  74,375
                                                                                =========               =========

Book value per common share                                                     $   11.03               $   10.09
                                                                                =========               =========

Common shares outstanding                                                         627,250                 596,850
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

                                 ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                   AND COMPREHENSIVE INCOME (UNAUDITED)
                               (Dollars in Thousands Except Per Share Data)

                                                                For the Three Months           For the Nine Months
                                                                 Ended September 30,           Ended September 30,
                                                               -----------------------        -----------------------
                                                                 2001           2000            2001           2000

Interest and fees on loans                                     $ 1,323        $ 1,186         $ 3,904        $ 3,280
Investment income on investment securities
         and interest-bearing deposits in other banks              158            104             445            306
Federal funds sold                                                  52            154             206            219
                                                               -------        -------         -------        -------
                Total interest income                            1,533          1,444           4,555          3,805
                                                               -------        -------         -------        -------

Interest on deposits                                               573            559           1,841          1,359
Other borrowings and federal funds purchased                        48             63             147            210
                                                               -------        -------         -------        -------
                Total interest expense                             621            622           1,988          1,569
                                                               -------        -------         -------        -------

                Net interest income before provision
                        for credit losses                          912            822           2,567          2,236

Provision for credit losses                                         25            (20)             50             29
                                                               -------        -------         -------        -------

                Net interest income                                887            842           2,517          2,207
                                                               -------        -------         -------        -------

Fees and service charges                                           114            124             322            300
Mortgage banking fees                                               35             30             150            121
Other income                                                        61             14             132             35
                                                               -------        -------         -------        -------
                Total other income                                 210            168             604            456
                                                               -------        -------         -------        -------

Other expenses:
         Salaries and employee benefits                            420            450           1,224          1,104
         Expenses of bank premises and fixed assets                153            104             455            356
         Other operating expenses                                  270            267             772            768
                                                               -------        -------         -------        -------
                Total other expenses                               843            821           2,451          2,228
                                                               -------        -------         -------        -------

Income before provision for income taxes                           254            189             670            435

Provision for income taxes                                          73             53             177            144
                                                               -------        -------         -------        -------

Net income                                                         181            136             493            291

Other comprehensive income (loss), net of income taxes:
         Unrealized holding gains (losses)
             arising during period                                  72            112             101            (43)
                                                               -------        -------         -------        -------

Comprehensive income                                           $   253        $   248         $   594        $   248
                                                               =======        =======         =======        =======

Earnings per common share
         Basic                                                 $  0.30        $  0.23         $  0.82        $  0.49
                                                               =======        =======         =======        =======
         Dilutive                                              $  0.27        $  0.23         $  0.74        $  0.49
                                                               =======        =======         =======        =======



  The accompanying notes are an integral part of these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                                                      For the Three Months             For the Nine Months
                                                                       Ended September 30,              Ended September 30,
                                                                    -------------------------         -------------------------
                                                                      2001             2000             2001             2000
                                                                    --------         --------         --------         --------
Net cash provided (used) by operating activities                    $    618         $ (1,785)        $  1,107         $ (2,637)
                                                                    --------         --------         --------         --------

Cash flows from investing activities:
     Net (increase) decrease in:
         Investment securities                                           304              220           (3,000)             507
         Interest-bearing deposits in other banks                         (1)              (3)               1              (19)
         Loans                                                        (1,262)          (3,073)          (7,923)          (7,761)
     Purchases of bank premises and
         equipment, net                                                 (314)             (52)            (780)            (270)
                                                                    --------         --------         --------         --------

                    Net cash used by investing activities             (1,273)          (2,908)         (11,702)          (7,543)
                                                                    --------         --------         --------         --------

Cash flows from financing activities:
         Net increase in deposits                                      3,510            4,649           11,755           18,610
         Proceeds from (repayments of)
                other borrowings                                          --                2               --           (1,587)
                                                                    --------         --------         --------         --------

                    Net cash provided by
                         financing activities                          3,510            4,651           11,755           17,023
                                                                    --------         --------         --------         --------

Increase (decrease) in cash and cash equivalents                       2,855              (42)           1,160            6,843

Cash and cash equivalents at beginning of period                      11,270           11,454           12,965            4,569
                                                                    --------         --------         --------         --------

Cash and cash equivalents at end of period                          $ 14,125         $ 11,412         $ 14,125         $ 11,412
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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CHANGES IN
                        STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                                                          Net
                                                                                                        Unrealized
                                                       Common Stock          Additional                Holding Gains      Total
                                                  ----------------------      Paid-in       Retained   (Losses) on     Stockholders'
                                                  Shares         Amount       Capital       Earnings    Securities       Equity
                                                  -------        -------      -------       -------     ----------    -------------
                                                                             (Dollars In Thousands)
Balance, December 31, 2000                        596,850        $     6      $ 4,228       $ 1,834     $   (48)        $ 6,020

Warrants exercised                                 30,400             --          304            --          --             304

Comprehensive income:
      Net income                                       --             --           --           493          --
      Net change in unrealized
           holding gains on securities                 --             --           --            --         101

      Total comprehensive income                       --             --           --            --          --             594
                                                  -------        -------      -------       -------     -------         -------
Balance, September 30, 2001                       627,250        $     6      $ 4,532       $ 2,327     $    53         $ 6,918
                                                  =======        =======      =======       =======     =======         =======


  The accompanying notes are an integral part of these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001


NOTE 1 - ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Atlantic BancGroup, Inc., ("Atlantic"), and its wholly owned subsidiary, Oceanside Bank ("Oceanside"). The consolidated financial statements for the three and nine months ended September 30, 2001 and 2000, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by Atlantic and Oceanside are set forth in Atlantic's consolidated financial statements for the year ended December 31, 2000, and are incorporated herein by reference.

Oceanside opened July 21, 1997, as a state-chartered banking organization. Oceanside operates from a main office located at 1315 South Third Street, Jacksonville Beach, Florida; a branch office located at 560 Atlantic Boulevard, Neptune Beach, Florida; and a new branch located at 13799 Beach Boulevard, Jacksonville, Florida, which opened August 13, 2001.

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

Reclassifications
Certain amounts in the prior periods have been reclassified to conform to the presentation for the current period.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001


NOTE 1 - ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. This statement revises the standards for securitization and other transfers of financial assets and collateral and requires certain disclosures and is effective as of March 31, 2001. The adoption of this pronouncement did not have a material impact on Atlantic's financial statements.

In June 2001, the FASB approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Instead of amortization, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment applying a fair value-based test. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. Atlantic does not presently have any goodwill recorded; thus, management does not believe that the effects of the new standards will have a material impact on Atlantic's financial statements.

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


NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2001 and 2000. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. At September 30, 2001 and 2000, the outstanding warrants totaled 561,610 and 593,510, respectively. For purposes of computing diluted EPS, the treasury stock method was used for 2001 and 2000. However, for 2000, the warrants were not considered dilutive. The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended September 30, 2001 and 2000:

                                                             Three Months Ended September 30,
                                                                  2001            2000
                                                                  ----            ----
Basic EPS computation:
       Numerator - Net income                                   $181,000        $136,000
                                                                --------        --------
       Denominator - Weighted average shares outstanding         603,294         595,350
                                                                --------        --------
       Basic EPS                                                $   0.30        $   0.23
                                                                ========        ========
Diluted EPS computation:
       Numerator - Net income                                   $181,000        $136,000
                                                                --------        --------
       Denominator -
              Weighted average shares outstanding                603,294         595,350
              Warrants                                            62,401              --
                                                                --------        --------
                                                                 665,695         595,350
                                                                --------        --------
       Diluted EPS                                              $   0.27        $   0.23
                                                                ========        ========

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001



NOTE 2 - COMPUTATION OF PER SHARE EARNINGS (Continued)

                                                                    Nine Months Ended September 30,
                                                                          2001           2000
                                                                          ----           ----
        Basic EPS computation:
               Numerator - Net income                                   $493,000        $291,000
                                                                        --------        --------
               Denominator - Weighted average shares outstanding         599,867         595,350
                                                                        --------        --------
               Basic EPS                                                $   0.82        $   0.49
                                                                        ========        ========
        Diluted EPS computation:
               Numerator - Net income                                   $493,000        $291,000
                                                                        --------        --------
               Denominator -
                      Weighted average shares outstanding                599,867         595,350
                      Warrants                                            62,401              --
                                                                        --------        --------
                                                                         662,268         595,350
                                                                        --------        --------
               Diluted EPS                                              $   0.74        $   0.49
                                                                        ========        ========



NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                                  September 30, 2001                          December 31, 2000
                                       --------------------------------------     ------------------------------------------
                                                          Net                                         Net
                                        Amortized     Unrealized       Fair        Amortized      Unrealized         Fair
                                          Cost          Losses         Value          Cost          Losses           Value
                                          ----          ------         -----          ----          ------           -----
Available-for-sale
    Mortgage-backed securities          $ 6,426        $    85        $ 6,511        $ 5,403        $ ( 77)         $ 5,326
    Other                                   186             --            186            171             --             171
                                        -------        -------        -------        -------        -------         -------

        Total available-for-sale          6,612             85          6,697          5,574            (77)          5,497
                                        -------        -------        -------        -------        -------         -------

Held-to-maturity
    State, county and municipal
        bonds                             3,909             67          3,976          2,018             33           2,051
                                        -------        -------        -------        -------        -------         -------

        Total held-to-maturity            3,909             67          3,976          2,018             33           2,051
                                        -------        -------        -------        -------        -------         -------

Total investment securities             $10,521        $   152        $10,673        $ 7,592        $ ( 44)         $ 7,548
                                        =======        =======        =======        =======        =======         =======


NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

                                       September 30,     December 31,
                                           2001             2000
                                         --------         --------

Real estate                              $ 33,781         $ 28,773
Commercial and agricultural                17,936           15,665
Consumer and other loans                    6,292            5,651
                                         --------         --------
               Total loans                 58,009           50,089
Less, unearned income                        (121)            (106)
Less, allowance for credit losses            (714)            (682)
                                         --------         --------
               Net loans                 $ 57,174         $ 49,301
                                         ========         ========

NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

Oceanside's Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for credit losses. Oceanside maintains the allowance for credit losses at a level sufficient, in management's opinion, to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                     For the Nine              For the Twelve
                                     Months Ended               Months Ended
                                   September 30, 2001         December 31, 2000
                                   ------------------         -----------------

Balance, beginning of period            $ 682                      $ 738
Recoveries (rounding)                      --                          1
Charged-off loans                         (18)                       (57)
Provision charged to expense               50                         --
                                        -----                      -----

Balance, end of period                  $ 714                      $ 682
                                        =====                      =====


NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):
                                             September 30,        December 31,
                                                 2001                 2000
                                               --------             --------

        FHLB of Atlanta advance                 $ 2,300              $ 2,300
        Revolving lines of credit                   744                  744
                                              ---------            ---------

                                                $ 3,044              $ 3,044
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

Revolving Lines of Credit:
On February 11, 1999, Atlantic obtained a revolving line of credit in the amount of $50,100 from Columbus Bank and Trust Company ("Columbus"). On August 11, 1999, Atlantic obtained two revolving lines of credit from Columbus totaling $1.0 million, and repaid existing advances under the line of credit dated February 11, 1999. For the remaining two lines of credit, principal and interest at 0.50% below prime are due on August 11, 2002. The proceeds from the lines of credit have been used to acquire real estate, fund start-up costs for the mortgage banking operations, and provide additional working capital for Atlantic. At both September 30, 2001, and December 31, 2000, $744,000 had been advanced to Atlantic under the lines of credit, which are secured by the common stock of Atlantic's wholly owned banking subsidiary, Oceanside Bank.

NOTE 7 - STOCKHOLDERS' EQUITY

A summary of the warrant activity for 2001 follows:

              Warrants outstanding at December 31, 2000            592,010
              Warrants exercised during the nine months
                   ended September 30, 2001                        (30,400)
                                                                  --------

              Warrants outstanding at September 30, 2001           561,610
                                                                   =======


All outstanding warrants were fully vested and exercisable at September 30, 2001, with a remaining contractual life of approximately 10 months.


NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Atlantic is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. Financial instruments at September 30, 2001, consisted of commitments to extend credit approximating $10.0 million and letters of credit of $1.1 million.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

Commercial Banking Operations. Atlantic, through its wholly-owned subsidiary, Oceanside, conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). Atlantic's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Atlantic's interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, Atlantic's profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts and mortgage banking fees. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

Oceanside commenced business operations on July 21, 1997, in its main office located at 1315 South Third Street, Jacksonville Beach, Florida. Oceanside opened a branch office at 560 Atlantic Boulevard, Neptune Beach, Florida, which commenced operations on September 1, 1998. On August 13, 2001, Oceanside opened its newest branch at 13799 Beach Boulevard, Jacksonville, Florida.

Mortgage Banking Operations. On July 20, 1999, Oceanside Mortgage Group, Inc. (a wholly-owned subsidiary of Atlantic) began mortgage banking operations. During the third quarter of 2000, the mortgage banking operations and Oceanside Mortgage Group, Inc., were merged with and into Oceanside Bank. Currently, Oceanside's mortgage banking operations consist of originating residential mortgage loans for third party investors.


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


                              Results of Operations

General

Net income for the three and nine months ended September 30, 2001, was $181,000 and $493,000, respectively, as compared with the $136,000 and $291,000 recorded in the same periods of 2000. The following factors contributed to the earnings growth in 2001 versus 2000:

o Average earning assets grew at a pace of 16.6% and 27.1% for the three and nine months ended September 30, 2001, respectively, which more than offset the decline in net interest margin of 26 and 52 basis points, respectively;
o Increases in fees and service charges of 7.3% for the nine months ended September 30, 2001;
o Increases in fees generated from Oceanside's mortgage banking operations of 16.7% and 24.0% for the three and nine months ended September 30, 2001, respectively.


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










                  Remainder of page intentionally left blank.

                                                                         For the Nine Months Ended September 30,
                                                                      2001                                    2000
                                                       ------------------------------------      ----------------------------------
                                                                    Interest       Average                  Interest       Average
                                                       Average         and          Yield/       Average      and           Yield/
                                                       Balance      Dividends        Rate        Balance    Dividends        Rate
                                                       -------      ---------        ----        -------    ---------        ----
Interest-earning assets:
        Loans                                          $54,730       $ 3,904         9.54%      $44,968      $ 3,280         9.74%
        Investment and mortgage-
            backed securities                           10,154           441         5.81%        5,963          302         6.77%
        Other interest-earning assets                    5,814           210         4.83%        4,713          223         6.32%
                                                       -------       -------                    -------       ------

               Total interest-earning assets            70,698         4,555         8.61%       55,644        3,805         9.13%
                                                                     -------                                  ------

Noninterest-earning assets                               8,299                                    6,400
                                                       -------                                  -------

               Total assets                            $78,997                                  $62,044
                                                       =======                                   ======

Interest-bearing liabilities:
        Demand, money market
            and NOW deposits                           $23,985           486         2.71%      $19,676          470         3.19%
        Savings                                          1,473            27         2.45%        1,271           24         2.52%
        Certificates of deposit                         29,308         1,328         6.06%       19,250          865         6.00%
        Other                                            3,043           147         6.46%        3,280          210         8.55%
                                                       -------       -------                    -------       ------

               Total interest-bearing liabilities       57,809         1,988         4.60%       43,477        1,569         4.82%
                                                                     -------                                 -------

Noninterest-bearing liabilities                         14,822                                   13,151
Stockholders' equity                                     6,366                                    5,416
                                                       -------                                   ------

               Total liabilities and
                      stockholders' equity             $78,997                                  $62,044
                                                       =======                                   ======

Net interest income before provision
    for credit losses                                                $ 2,567                                 $ 2,236
                                                                     =======                                 =======

Interest-rate spread                                                                 4.01%                                   4.31%
                                                                                  =======                                  ======

Net interest margin                                                                  4.85%                                   5.37%
                                                                                  =======                                  ======

Ratio of average interest-earning assets to
    average interest-bearing liabilities                122.30%                                  127.98%
                                                        ======                                   ======


          Comparison of Three Months Ended September 30, 2001 and 2000

Interest Income and Expense

Interest Income. Interest income was $1,533,000 and $1,444,000 for the three months ended September 30, 2001 and 2000, respectively. The increase in interest income of $89,000, or 6.2%, in the third quarter of 2001 over the same period of 2000 is due to higher levels of earning assets (an increase of 16.6%) and a moderate improvement in the mix of assets. Loans as a percentage of total earning assets increased to 77.2% in the third quarter of 2001 as compared with 75.4% in 2000 and federal funds sold were shifted into higher yielding investment securities to offset in part the declining rate environment. The favorable change in mix and growth in earning assets were offset by declines in the average yield on loans to 9.25% in 2001 as compared with 9.92% in 2000, and an overall decline in rates produced an effective yield on earning assets of 8.27% in 2001 versus 9.10% in 2000.

Interest Expense. Interest expense was $621,000 and $622,000 for the three months ended September 30, 2001 and 2000, respectively. While average interest-bearing deposits increased $10.3 million, or 22.0%, interest expense remained stable as the rate environment declined with the cost of funds dropping to 4.08% from 4.95% in the third quarter of 2001 over the same period of 2000.

Net Interest Income. Net interest income before provision for credit losses was $912,000 and $822,000 for the three months ended September 30, 2001 and 2000, respectively. The net interest margin for the third quarter of 2001 was 4.92% as compared with the net interest margin in 2000 of 5.18%, a decrease of 26 basis points. The average loan-to-deposit ratio for the three months ended September 30, 2001, remained at 78%. With the stable loan-to-deposit ratio and the shift in the mix of earning assets, the declining net interest margin for the quarter was principally a function of the current rate environment resulting from market conditions and recent Federal Reserve actions to reduce interest rates.

Provision and Allowance for Credit Losses

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

Asset Classification. Commercial banks are required to review and, when appropriate, classify their assets on a regular basis. The State of Florida and the FDIC have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, condition, and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes a specific reserve for the full amount of the portion of the asset classified as loss. All or a portion of general credit loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for credit losses generally do not qualify as regulatory capital. Assets that do not warrant classification in the aforementioned categories, but possess weaknesses, are classified as special mention and are monitored by Atlantic.

At September 30, 2001, Atlantic had one loan totaling approximately $9,400 classified as substandard and no loans classified as doubtful or loss. The substandard loan was performing and there were no impaired loans as of September 30, 2001.

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

Activity in the allowance for credit losses follows (dollars in thousands):

                                              For the Nine             For the Twelve
                                                Months Ended             Months Ended
                                            September 30, 2001        December 31, 2000
                                            ------------------        -----------------
Balance, beginning of period                      $ 682                     $ 738
Recoveries (rounding)                                --                         1
Charged-off loans                                   (18)                      (57)
Provision charged to expense                         50                        --
                                                  -----                     -----
Balance, end of period                            $ 714                     $ 682
                                                  =====                     =====

Annualized net charge-offs as a percentage
     of average loans for the period               0.04%                     0.12%
                                                  =====                     =====


At September 30, 2001, the allowance for credit losses amounted to $714,000, or 1.23% of total outstanding loans (net of unearned income). At December 31, 2000, the allowance stood at 1.36%. Atlantic's provision for credit losses was $25,000 and $(20,000) for the three months ended September 30, 2001 and 2000, respectively.

Noninterest Income and Expense

Noninterest Income. Total other income increased to $210,000 for the three months ended September 30, 2001, compared to $168,000 for the three months ended September 30, 2000. This increase of $42,000, or 25.0%, was principally due to the following:

o   mortgage banking fees increased $5,000, or 16.7%; and,
o income earned on life insurance policies acquired for Atlantic's indexed retirement plans for certain officers and directors.

Noninterest Expense. Total other expenses increased to $843,000 for the three months ended September 30, 2001, compared to $821,000 for the three months ended September 30, 2000. This increase of $22,000, or 2.7%, reflects higher expenses for bank premises and fixed assets of $49,000, or 47.1%, due to the Beach Boulevard branch opening offset by a net decline of $27,000 in all other expenses.

Provision for Income Taxes

The income tax provision was $73,000 for the three months ended September 30, 2001, or an effective rate of 28.7%. This compares with an effective rate of 28.0% for the same period in 2000. The effective tax rate in 2001 and 2000 differs from the federal and state statutory rates principally due to nontaxable investment income.


           Comparison of Nine Months Ended September 30, 2001 and 2000

Interest Income and Expense

Interest Income. Interest income was $4,555,000 and $3,805,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase in interest income of $750,000, or 19.7%, is due to higher levels of earning assets (an increase of 27.1%) offset by a change in mix of assets. Average loans as a percentage of total average earning assets declined to 77.4% during 2001 as compared with 80.8% for 2000. The net effect of changes in mix and declining rate environment contributed to a yield on earning assets of 8.61% in 2001 versus 9.13% in 2000.

Interest Expense. Interest expense was $1,988,000 and $1,569,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase in interest expense of $419,000, or 26.7%, for the nine months of 2001 over the same period of 2000 is due to the growth in average interest-bearing deposits of 36.2%, offset by decreases in the average cost of funds of 22 basis points.

Net Interest Income. Net interest income before provision for credit losses was $2,567,000 and $2,236,000 for the nine months ended September 30, 2001 and 2000, respectively. The average loan-to-deposit ratio for the nine months ended September 30, 2001, declined to approximately 79% from 85% for the same period in 2000. Declines in the loan-to-deposit ratio, changes in the mix from higher yielding loans to lower yielding assets, and the overall rate environment contributed to the decline in net interest margin to 4.85% for 2001 versus 5.37% for 2000.

Allowance for Credit Losses. Atlantic's provision for credit losses was $50,000 and $29,000 for the nine months ended September 30, 2001 and 2000, respectively, which in management's opinion reflects the overall quality of the loan portfolio.

Noninterest Income and Expense

Noninterest Income. Total other income increased to $604,000 for the nine months ended September 30, 2001, compared to $456,000 for the nine months ended September 30, 2000. This increase of $148,000, or 32.5%, was principally due to the following:

     o    growth in the number of deposit accounts subject to service fees;
     o mortgage origination and application fees increased to $150,000 for the nine months of 2001 versus $121,000 for 2000; and,
     o income earned on life insurance policies acquired for Atlantic's indexed retirement plans for certain officers and directors.

Noninterest Expense. Total other expenses increased to $2,451,000 for the nine months ended September 30, 2001, compared to $2,228,000 for the nine months ended September 30, 2000. This increase of $223,000, or 10.0%, reflects the growth in mortgage banking operations as well as the overall growth of Oceanside and its branch network. Personnel costs have grown $120,000, or 10.9%. Expenses of bank premises and fixed assets were $99,000 higher in 2001 over 2000 due to the growth in mortgage and overall banking operations including the opening of the Beach Boulevard branch. Other operating expenses have remained flat in 2001 as compared with 2000.

Provision for Income Taxes. The income tax provision for the nine months ended September 30, 2001, totaled $177,000 as compared with $144,000 in 2000. The decline in the effective rate to 26.4% in 2001 from 33.1% in 2000 was due to nontaxable investment income in 2001.


                               Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the nine months ended September 30, 2001):

                                                                Nine Months Ended   Year Ended
                                                                  September 30,     December 31,
                                                                      2001             2000
                                                                      ----             ----
Return on average assets                                              0.83%            0.70%
Return on average equity                                             10.35%            8.18%
Interest-rate spread during the period                                4.01%            4.28%
Net interest margin                                                   4.85%            5.31%
Allowance for credit losses to period end loans                       1.23%            1.36%
Net charge-offs to average loans                                      0.04%            0.12%
Nonperforming assets to period end loans and foreclosed property        --%              --%
Nonperforming assets to period end total assets                         --%              --%

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

Management expects to meet its liquidity needs with:

     o available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $14.2 million at September 30, 2001;
     o maturities of investment securities totaling $790,000 in the 12 months following September 30, 2001;
     o   the repayment of loans;
     o   growth in deposits;
     o   proceeds from warrants exercised before expiration in July 2002; and,
     o   if necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $8.4 million at September 30, 2001, as compared to $6.8 million at December 31, 2000. These funds are a primary source of Atlantic's liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for Atlantic's loan portfolio and other earning assets. Atlantic's core deposits were $66.1 million at September 30, 2001, and $55.8 million at December 31, 2000. Management anticipates that a stable base of deposits will be Atlantic's primary source of funding to meet both its short-term and long-term liquidity needs in the future. Since December 31, 2000, Atlantic has experienced double-digit growth in each category of core deposits.

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

Atlantic uses its resources principally to fund existing and continuing loan commitments and to purchase investment securities. At September 30, 2001, Atlantic had commitments to originate loans totaling $10.0 million, and had issued, but unused, letters of credit of $1.1 million for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following September 30, 2001, total $27.2 million. Management believes that Atlantic has adequate resources to fund all its anticipated commitments, and, if so desired, that Atlantic can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Oceanside exceeded its minimum regulatory capital ratios as of September 30, 2001, as reflected in the following table, which sets forth Oceanside's regulatory capital position (dollars in thousands):


                                                  Actual          Minimum(1)       Well-Capitalized(2)
                                           Amount      %       Amount      %        Amount      %
                                           ------   -------    ------   -------     ------   -------
Total Capital (to Risk-Weighted Assets)   $ 7,470    10.47%    $ 5,708    8.00%     $ 7,136   10.00%
Tier I Capital (to Risk-Weighted Assets)  $ 6,756     9.47%    $ 2,854    4.00%     $ 4,281    6.00%
Tier I Capital (to Average Assets)        $ 6,756     8.25%    $ 3,275    4.00%     $ 4,094    5.00%

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




Date: November 6, 2001                /s/ Barry L. Chandler
      ----------------                ---------------------
                                      Barry L. Chandler
                                      President and Chief Executive Officer



Date: November 6, 2001                /s/ David L. Young
      ----------------                ------------------
                                      David L. Young
                                      Executive Vice President,
                                      Chief Financial Officer, and
                                      Corporate Secretary