Form 10KSB
period 2001-12-31
ATLANTIC BANCGROUP INC
filed 2002-03-28
CIK 1087790

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-25505

                            ATLANTIC BANCGROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                 59-3543956
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

        1315 South Third Street, Jacksonville Beach, Florida       32250
        ----------------------------------------------------       -----
               (Address of principal executive offices)          (Zip Code)

    Registrant's telephone number, including area code: (904) 247-9494
                                                        --------------

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
              Warrants to Purchase Common Stock at $10.00 per share
                                (Title of Class)

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $6,908,000.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer (365,680 shares) at February 28, 2002, was approximately $4.6 million based on the initial bid quoted price of $12.60 per share as quoted on the "Over the Counter Bulletin Board." For the purposes of this response, directors, executive officers, and holders of 5% or more of the issuer's common stock (which includes presently exercisable warrants totaling 100,760 are considered the affiliates of the issuer at that date.

As of February 28, 2002, there were issued and outstanding 632,500 shares of the issuer's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2002, filed as Exhibit 99.1 herein, are incorporated into Part III, Items 9 through 13 of this Annual Report on Form 10-KSB.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            Page

PART I.........................................................................1

Item 1.       Description of Business..........................................1
              General..........................................................1
              Lending Activities...............................................3
              Deposit Activities...............................................4
              Investments......................................................4
              Correspondent Banking............................................5
              Interest and Usury...............................................5
              Supervision and Regulation.......................................5
              Primary Service Area............................................11
              Competition.....................................................12
              Common Stock....................................................13
              Warrants........................................................13
              Preferred Stock.................................................13
              Indemnification of Directors and Officers.......................13
              Employees.......................................................14

Item 2.       Description of Properties.......................................15

Item 3.       Legal Proceedings...............................................15

Item 4.       Submission of Matters to a Vote of Security Holders.............15

PART II.......................................................................16

Item 5.       Market Price for the Registrant's Common Equity and
                  Related Stockholder Matters.................................16
              Dividends.......................................................16

Item 6.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................16
              Selected Financial Data.........................................17
              General.........................................................18
              Forward-Looking Statements......................................18
              Results of Operations...........................................19
              Net Income......................................................19
              Comparison of Years Ended December 31, 2001 and 2000............22
              Net Interest Income.............................................22
              Provision for Credit Losses.....................................23

                                                                            Page

           Other Income.......................................................23
           Other Expenses.....................................................23
           Loans Receivable...................................................23
           Classification of Assets...........................................25
           Allowance for Credit Losses........................................26
           Securities.........................................................27
           Deposits...........................................................30
           Liquidity and Capital Resources....................................32
           Interest Rate Sensitivity..........................................35
           Other Borrowings...................................................36
           Future Accounting Requirements.....................................37
           Impact of Inflation................................................37

Item 7.    Financial Statements...............................................38

Item 8.    Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure.....................60

PART III   ...................................................................60

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act..........60

Item 10.   Executive Compensation.............................................60

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....60

Item 12.   Certain Relationships and Related Transactions.....................60

Item 13.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...61

SIGNATURES....................................................................63

EXHIBIT INDEX.................................................................64

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

Atlantic BancGroup, Inc. On October 23, 1998, Atlantic BancGroup, Inc. ("Atlantic") was incorporated in the State of Florida. On April 3, 1999, the shareholders of Oceanside Bank ("Oceanside") approved the Agreement and Plan of Reorganization ("Reorganization") whereby Oceanside became a wholly-owned subsidiary of Atlantic. The Reorganization was completed on May 5, 1999. Atlantic is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and now owns all of the voting shares of Oceanside.

Atlantic presently has no significant operations other than Oceanside, our wholly-owned subsidiary. Oceanside is a state-chartered bank and is Atlantic's primary source of income. Atlantic does not have trust powers and, accordingly, no trust services are provided.

As is the case with banking institutions generally, our operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Federal Reserve and the State of Florida Department of Banking and Finance. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. We face strong competition in attracting deposits (our primary source for funding loans) and in originating loans.

Our corporate headquarters is located at 1315 South Third Street, Jacksonville Beach, Florida. Atlantic and Oceanside are referred to hereinafter as Atlantic.

Oceanside Mortgage. On July 20, 1999, Oceanside Mortgage Group, Inc. ("Oceanside Mortgage") was incorporated as a wholly-owned subsidiary of Atlantic for the purpose of conducting mortgage banking operations. On May 25, 2000, the board of directors voted to merge the mortgage banking operations of Oceanside Mortgage into Oceanside. This transaction was approved by the federal and state regulators and was completed during the quarter ended September 30, 2000.

Oceanside Bank. Oceanside Bank, a state-chartered commercial bank opened July 21, 1997, and operates as a community bank within our primary service area in East Duval and Northeast St. Johns Counties ("PSA"), providing general commercial banking services to businesses and individuals. The principal business of Oceanside is to receive demand and time deposits from the public and to make loans and other investments. Oceanside operates from a main office located at 1315 South Third Street, Jacksonville Beach, Florida, and a branch office located at 560 Atlantic Boulevard, Neptune Beach, Florida. Oceanside opened a new branch located at 13799 Beach Boulevard, Jacksonville, Florida, in the third quarter of 2001. Oceanside draws most of our customer deposits and conducts a significant portion of our lending transactions from and within our PSA in the "beaches area" of Jacksonville, Florida.

We operate Oceanside as a locally-owned and operated institution that emphasizes providing prompt, efficient, and personalized service to individuals, small and medium-sized businesses, professionals and other local organizations. Generally, customers have one account officer to serve all of their banking needs and have ready access to senior management when necessary. In addition, our board of directors is responsible for maintaining a visible profile for, and providing business to, Oceanside within our local community.

Our principal strategy is to:

o    Expand our commercial and small business customer base within the PSA;

o Make real estate mortgage loans within the PSA, as well as throughout Duval and the surrounding counties; and

o    Expand our consumer loan base within the PSA.

Our belief is that the most profitable deposit relationships are characterized by high deposit balances, low frequency of transactions and low distribution requirements. Being a community bank with local management, we are well-positioned to establish these relationships with smaller commercial customers and households.

Our source of funds for loans and other investments are demand, time, savings, and other deposits, amortization and prepayment of loans, sales to other lenders or institutions of loans or participations in loans, and borrowings. Our principal sources of income are interest and fees collected on loans, and to a lesser extent, interest and dividends collected on other investments. Our principal expenses are interest paid on savings and other deposits, interest paid on other borrowings, employee compensation, office expenses, and other overhead and operational expenses. We offer several deposit accounts, including demand deposit accounts, negotiable order of withdrawal accounts ("NOW" accounts), money market accounts, certificates of deposit, and various retirement accounts. In addition, we have joined an electronic banking network so that our customers may use the automated teller machines (the "ATMs") of other financial institutions and operates a drive-in teller service and 24-hour depository. As part of the strategy to offer innovative services to our customers, we now offer on-line banking ("Internet Banking") and Dial-a-Bank ("Telephone Banking").

Our efforts are focused on filling the void created by the increasing number of locally-owned community banks that have been acquired by large regional holding companies, negatively impacting the personal nature of the delivery, quality, and availability of banking services available in the PSA and surrounding areas.

Lending Activities

We offer a wide range of loans to individuals and small businesses and other organizations that are located in, or conduct a substantial portion of their business in, our PSA. At December 31, 2001, our consolidated total loans were $61.7 million, or 73.6%, of total Atlantic consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

Loans are concentrated in three major areas: real estate loans, commercial loans, and consumer and other loans. A majority of our loans are made on a secured basis. As of December 31, 2001, approximately 62% of our total loan portfolio consisted of loans secured by mortgages on real estate. Of the loans secured by mortgages on real estate, approximately 40% are secured by nonfarm nonresidential properties and 29% are secured by construction, land development, and other land loans. The remaining 31% was secured by 1-4 and multifamily residential properties.

Real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase, improvement of, refinance of, or investment in real estate and for the construction of single-family residential units or the development of single-family residential building lots. These real estate loans may be made at fixed or variable interest rates. We generally do not make fixed-rate commercial real estate loans for terms exceeding two years. Loans in excess of two years are generally adjustable rate loans. Residential real estate loans generally are repayable in monthly installments, based on up to a 30-year amortization schedule, with variable interest rates.

Commercial and agricultural loans include loans to individuals and small-to-medium-sized businesses located primarily in Duval and St. Johns Counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment, or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants. Other commercial loans with terms or amortization schedules of longer than one year will normally be made at interest rates which vary with the prime lending rate and will become payable in full in three to five years. Commercial loans not secured by real estate amounted to approximately 28% of Atlantic's total loan portfolio as of December 31, 2001.

Consumer loans and other loans consist primarily of loans to individuals for various consumer purposes, but include some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers; however, consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on up to a five-year amortization schedule. Consumer and other loans represent approximately 10% of the total loan portfolio at December 31, 2001.

Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by our loan officers, existing customers and borrowers, advertising, walk-in customers and, in some instances, referrals from brokers.

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. We attempt to minimize credit losses through various means. In particular, on larger loans, we generally rely on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, shorter loan terms are utilized in order to reduce the risk of a decline in the value of such collateral.

Deposit Activities

Deposits are our major source of funds for loans and other investment activities. The majority of our regular savings, demand, NOW and money market deposit accounts are considered core deposits. These accounts comprised approximately 58.2% of our consolidated total deposits. Approximately 41.8% of our consolidated deposits at December 31, 2001, were certificates of deposit. Our goal is generally to maintain the rates paid on our deposits at a competitive level. Time deposits of $100,000 and over made up approximately 13.9% of our consolidated total deposits at December 31, 2001.

Investments

We are permitted to invest a portion of our assets in U.S. Government agency, state, county, and municipal obligations, certificates of deposit, collateralized mortgage obligations ("CMO's"), and federal funds sold. Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

Our total investment portfolio may be invested in U.S. Treasury and general obligations of its agencies and state, county, and municipal obligations because such securities generally represent a minimal investment risk. Occasionally, we have purchase certificates of deposits of national and state banks. These investments may exceed $100,000 in any one institution (the limit of FDIC insurance for deposit accounts). CMO's are secured with Federal National Mortgage Association ("FNMA") and General National Mortgage Association ("GNMA") mortgage-backed securities and generally have a shorter life than the stated maturity. Federal funds sold is the excess cash Atlantic has available over and above daily cash needs. This money is invested on an overnight basis with approved correspondent banks.

We monitor changes in financial markets that may affect our portfolio investments. We also monitor our daily cash position to ensure that all available funds earn interest at the earliest possible date.

A portion of the investment account is designated as primary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury obligations, U.S. government agencies, and federal funds. The remainder of the investment account (or secondary reserves) may be placed in investment securities of different types and longer maturities. Daily surplus funds are sold in the federal funds market for one business day. The maturities of our securities are staggered whenever possible so as to produce a steady cash flow in the event we need cash, or economic conditions change to a more favorable rate environment.

Correspondent Banking

Correspondent banking involves one bank providing services to another bank which cannot provide that service for itself from an economic or practical standpoint. We purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participation with correspondent banks. We also sell loan participations to correspondent banks with respect to loans that would exceed our lending limit.

Interest and Usury

Like other commercial banks, we are subject to state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter us from continuing the process of originating loans.

Supervision and Regulation

Both Atlantic and Oceanside are subject to comprehensive regulation, examination, and supervision by the Federal Reserve, the Florida Department of Banking and Finance ("Department") and the Federal Deposit Insurance Corporation ("FDIC") and are subject to other laws and regulations applicable to bank holding companies and banks. Such regulations include limitations on loans to any single borrower and to our directors, officers, and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; disclosure of the costs and terms of such credit; and restrictions as to permissible investments. Both companies are examined periodically by the Federal Reserve, or the Department and the FDIC, each of whom will submit periodic reports regarding its financial condition and other matters. These agencies have a broad range of powers to enforce regulations under their respective jurisdictions, and to take discretionary actions determined to be for the protection of the safety and soundness of Atlantic and Oceanside, including the issuance of cease and desist orders and the removal of directors and officers.

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

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience, and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties' performance under the CRA.

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

FDIC Regulations. Our deposit accounts are insured by the Bank Insurance Fund ("BIF") of the FDIC up to a maximum of $100,000 per insured depositor. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports, and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to a merger or consolidation or the establishment or relocation of an office facility. This supervision and regulation is intended primarily for protection of depositors and not stockholders.

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for credit losses except for certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2001, Oceanside's Tier 1 and total risk-based capital ratios were 9.75% and 10.83%, respectively.

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2001, our leverage ratio was 8.67%. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized."

The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows:

o an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures;

o an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater;

o an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;

o an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and

o an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets.

The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

The "prompt corrective action" provisions of FDICIA also provide that in general no institution may make a capital distribution if it would cause the institution to become "undercapitalized." Capital distributions include cash (but not stock) dividends, stock purchases, redemptions, and other distributions of capital to the owners of an institution.

FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

As of December 31, 2001, Oceanside met the capital requirements of a "well capitalized" institution.

Maximum Legal Interest Rates. Like the laws of many states, Florida law contains provisions on interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Florida law. The relative importance of these interest limitation laws to the financial operations of Oceanside will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.

Bank Branching. Banks in Florida are permitted to branch state wide. Such branch banking, however, is subject to prior approval by the Department and the FDIC. Any such approval would take into consideration several factors, including the bank's level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the Department and the FDIC for purposes of determining whether approval should be granted to open a branch office.

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

Dividend Restrictions. In addition to dividend restrictions placed on Oceanside by the FDIC based on Oceanside's minimum capital requirements, the Florida Financial Institutions Code prohibits the declaration of dividends in certain circumstances. Section 658.37, Florida Statutes, prohibits the declaration of any dividend until a bank has charged off bad debts, depreciation, and other worthless assets, and has made provision for reasonably-anticipated future losses on loans and other assets. Such dividend is limited to the aggregate of the net profits of the dividend period combined with a bank's retained net profits of the preceding two years. A bank may declare a dividend from retained net profits accruing prior to the preceding two years with the approval of the Department. However, a bank will be required, prior to the declaration of a dividend on its common stock, to carry 20% of its net profits for such preceding period as is covered by the dividend to its surplus fund, until the surplus fund equals at least the amount of the bank's common and preferred stock then issued and outstanding. In no event may a bank declare a dividend at any time in which its net income from the current year, combined with the retained net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Department or the FDIC. We currently do not intend to pay a dividend. Instead, we are using our earnings to support our growth.

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

Effect of Governmental Policies. Our business and earnings and businesses are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets.

Federal Securities Regulation. As a publicly traded company with our common stock registered under the Securities Exchange Act of 1934, we are required to file periodic public disclosure reports with the Securities and Exchange Commission, and the regulations promulgated thereunder.

One required form, a Form 10-KSB, is an annual report that must contain a complete overview of our business, financial, management, regulatory, legal, ownership and organizational status. We must file Form 10-KSB by the 90th day of each fiscal year.

Similarly, a Form 10-QSB, must contain our information on a quarterly basis. Although Form 10-KSB requires the inclusion of audited financial statements, unaudited statements are sufficient for inclusion on Form 10-QSB. Additionally, any significant non-recurring events that occur during the subject quarter, as well as changes in securities, any defaults, and the submission of any matters to a vote of security holders, must also be reported on Form 10-QSB.

In addition to the annual and quarterly reports, if any of the six significant events listed below occurs in a period between the filing of Form 10-KSB or a Form 10-QSB, such event must be reported on a Form 8-K within 15 days of the event:

o    a change in control;

o    an acquisition or disposition of significant assets;

o    bankruptcy or receivership;

o    a change in certifying accountant;

o    any resignation of directors; or

o    a change in fiscal year end.

When communicating with shareholders, proxy solicitations for our Annual Meetings of Shareholders, or any Special Meeting, will be required to contain certain detailed disclosures regarding the current status of Atlantic.

Individual directors, officers and owners of more than 10% of our stock, will also be required to file individual disclosures of the amount of our securities (stock options or warrants) they beneficially own and of any transactions involving such securities. The initial status of all such persons will be reported on individual Form 3s. Subsequent securities transactions will be reported on Form 4 as they occur, and an annual report of ownership is filed on Form 5. In certain instances, the filing of a Form 4 or a Form 5 can relieve the reporting individual of their duty to file the other.

The National Association of Securities Dealers has adopted a rule requiring the audit committees of Boards of Directors of reporting companies to undertake certain organizational and operational steps. The Securities and Exchange Commission has adopted a similar rule. These standards will require Atlantic's audit committee to be comprised of a majority of independent, non-employee directors who are financially literate. Furthermore, the audit committee is required to adopt a formal charter defining the scope of its operations. The Securities and Exchange Commission's rule also requires auditors to review the financial statements contained in Form 10-QSBs.

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

Primary Service Area

Our PSA encompasses the easternmost portion of Duval County, Florida, and the northeastern-most portion of St. Johns County, Florida, and is bounded by the St. Johns River to the north. The PSA generally continues south along the Intercoastal Waterway to Atlantic Boulevard, then west to St. Johns Bluff Road (which is the westernmost boundary), then south to
J. Turner Butler Boulevard. The PSA then continues eastward along J. Turner Butler Boulevard. At the Intercoastal Waterway, the PSA runs south to the State Road 210 in northern St. Johns County. The PSA includes the communities and municipalities of Ponte Vedra Beach, Jacksonville Beach, Atlantic Beach, and Neptune Beach, Florida, and that portion of the City of Jacksonville known as Mayport (the home of the Mayport U.S. Naval Air Station). Duval and St. Johns Counties enjoy an abundant and educated work force, attractive business environment, favorable cost-of-living comparisons to other metropolitan areas in the United States, and a good relationship between the private and public sectors. With the opening of the Beach Boulevard branch in the third quarter of 2001, Atlantic has expanded our service area covered by our branch network to include the Hodges and San Pablo areas of Duval County, which extends west of the Intercoastal Waterway. This area is one of the fastest growing in our PSA.

In general, commercial real estate in the PSA consists of small shopping centers and office buildings. The type of residential real estate within our PSA varies, with a number of condominiums and townhouses located along the beaches, a greater concentration of apartments in the Mayport area and single-family housing dispersed throughout our PSA. New residential growth in our PSA consists primarily of working professionals with families.

Because we are a local financial institution, all policies and procedures are tailored to the local market instead of to statewide or regional markets. This is not the case for the majority of the financial institutions currently operating in our PSA.

We believe that our PSA is a desirable market in which to operate an independent, locally-owned bank. Furthermore, since we have a large base of local shareholders and communicate frequently with our shareholders, additional opportunities exist for marketing that might not be found with other financial institutions in our PSA. Our broad base of shareholders from the beaches and surrounding areas of Jacksonville, and the favorable economic environment of our PSA, should provide us with the opportunity to gain market share.

Competition

The business of banking is highly competitive. We compete with other banks and credit unions in our PSA and with banks, savings and loan associations, and credit unions elsewhere in the Jacksonville market. As of December 31, 2001, there were in excess of ten banks and credit unions operating in our PSA serving customers from over twenty locations.

To be competitive, our practice is to:

o review and act upon loan requests quickly with a locally-based loan committee;

o    maintain flexible, but prudent lending policies;

o personalize service with emphasis on establishing long-term banking relationships with our customers; and

o maintain a strong ratio of employees to customers to enhance the level of service.

Common Stock

Atlantic has 10,000,000 shares of its $0.01 par value common stock authorized. As of February 28, 2002, there were 632,500 shares outstanding. The holders of common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Upon liquidation, dissolution, or winding-up of Atlantic, the holders of common stock are entitled to receive pro rata all assets remaining legally available for distribution to shareholders. The holders of common stock have no right to cumulate their votes in the election of directors. The common stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All the outstanding shares of common stock are fully paid and non-assessable.

Warrants

Subscribers to the initial offering of Atlantic's common stock received warrants to purchase common stock ("warrants") equal to the number of shares of common stock purchased. Each warrant gives the holder the right to purchase one share of common stock at $10.00 per share at any time during the five year period beginning on the date of the opening of Oceanside; provided, however, that at any time after one year following the date Oceanside commenced business, the board of directors of Atlantic, by written notice to each warrant holder may shorten the period during which the warrant may be exercised to a period ending no sooner than 30 days after such notice is mailed. The warrants may be exercised by delivery to Atlantic of a check for the purchase price of the number of shares of common stock being purchased. The warrants are separately transferable. Holders of the warrants do not have any of the rights or privileges of shareholders of Atlantic (except to the extent they otherwise own common stock) prior to the exercise of the warrants. The warrants are entitled to the benefit of adjustments in the exercise price and in the number of shares of common stock deliverable upon the exercise thereof upon the occurrence of certain events, including stock dividends, stock splits, reclassification, reorganizations, consolidations, and mergers. The foregoing is a summary of the principal terms of the warrants and does not purport to be complete. At February 28, 2002, there were 556,360 warrants outstanding.

Preferred Stock

In addition to the 10,000,000 shares of authorized common stock, Atlantic's Articles of Incorporation authorize up to 2,000,000 shares of preferred stock. The board of directors is further authorized to establish designations, powers, preferences, rights, and other terms for preferred stock by resolution. No shares of preferred stock have been issued.

Indemnification of Directors and Officers

Atlantic's Bylaws afford indemnification rights to our officers and directors to the fullest extent permitted or required by the Florida Business Corporation Act.

Under Section 607.0850 of the Florida Business Corporation Act, officers and directors of a Florida corporation may be entitled to indemnification by the corporation against liability incurred in connection with any threatened, pending, or completed action, suit, or other type of proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal; provided, however, that such officer or director acted in good faith and in a manner reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe such conduct was unlawful. Such indemnification includes obligations to pay a judgment, settlement, penalty, fine, and expenses actually and reasonably incurred with respect to a proceeding. In addition, Florida law provides that officers and directors shall be indemnified by a Florida corporation against expenses actually and reasonably incurred by such officer or director, to the extent that such officer or director has been successful on the merits or otherwise in defense of any proceeding (as defined in Section 607.0850) or in defense of any claim, issue, or matter therein.

In addition, Section 607.0831 of the Florida Business Corporation Act provides that a director is not personally liable for monetary damages to a corporation or any other person for any statement, vote, decision, or failure to act, regarding corporate management or policy, by a director, unless such director breached or failed to perform such duties as a director and such breach or failure to perform constitutes:

o a violation of the criminal law, unless the director had reasonable cause to believe the conduct was lawful or had no reasonable cause to believe the conduct was unlawful;

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

Employees

Atlantic and Oceanside have approximately 43 full-time employees and 3 part-time employees. No significant changes in the number of our full-time employees are currently anticipated. Because we believe that one of the primary deficiencies of large regional banks is the constant turnover of personnel and therefore a lack of continuing personal relationships with local customers, our goal is to maintain a competently trained staff of local bankers who have settled in the community on a permanent basis. To maintain a skilled and knowledgeable staff, we allocate funds for continuing on-the-job and educational training, and employees are encouraged to enroll in various banking courses and other seminars to improve their overall knowledge of the banking business.

ITEM 2.  DESCRIPTION OF PROPERTIES.

On October 29, 1996, Oceanside purchased from an unaffiliated entity the two-story, 3,100 square-foot building at 1315 South Third Street, Jacksonville Beach, Florida, as our main office ("Main Office"). The Main Office includes three inside teller stations, four drive-up teller windows, an automated teller machine, and on-site parking. The Main Office is a former Barnett Bank branch office. Oceanside purchased the facility for $850,000 and used a portion of the proceeds of the initial offering of Atlantic's common stock to add 2,200 square feet to the facility. Oceanside originally acquired the Main Office with funds drawn on a line of credit with Columbus Bank and Trust Company, which was repaid out of the proceeds of the offering.

On June 3, 1998, Oceanside purchased from SouthTrust Bank, N.A., a 1,968 square foot building located at 560 Atlantic Boulevard, Neptune Beach, Florida. This facility was formerly a branch office of SouthTrust Bank, N.A. Oceanside purchased this building for $426,650 and spent $49,963 on renovations and upgrades. This facility includes two offices, three inside teller windows, general lobby space, three drive-up teller windows, an ATM, and on-site parking. The capital structure of Oceanside at the time supported this purchase.

On August 13, 1999, Atlantic purchased from an unaffiliated individual, a 4,960 square foot office building located at 710 Third Street North, Jacksonville Beach, Florida. The building served as the location for Oceanside's operations center, Oceanside's mortgage department, and holding company offices, until the branch at 13799 Beach Boulevard was opened in 2001 (see below). The building has been put on the market for sale.

On September 27, 2000, Oceanside executed a lease for our latest branch location, which opened in the third quarter of 2001. This branch is located at 13799 Beach Boulevard, Jacksonville, Florida. The lease, which commenced upon execution, covers approximately 9,000 square feet. In addition to the branch, other operations of Atlantic and Oceanside were relocated to this facility. Rent commences in May 2002, which was one year from the date of completion of the landlord's work, and expires ten years thereafter, with two five-year renewal options. No rent was paid in the first year after completion of the landlord's work. Annual rent in years two through ten will be $148,500 (subject to inflation adjustments).

ITEM 3.  LEGAL PROCEEDINGS.

There are no material legal proceedings to which Atlantic or its subsidiary is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of Atlantic security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Prior to October 28, 1999, the shares of Atlantic common stock were not actively traded, and such trading activity, as it occurred, took place in privately negotiated transactions. On October 28, 1999, Atlantic's common stock was approved for trading on the Over-the-Counter Bulletin Board ("OTC BB") under the symbol "ATBC.OB". The initial bid quote by the OTC BB was $10.00 per share. During 2001 and 2000, the reported periodic high, low, and closing quotes during each quarter follow:

                                     2001                                    2000
                  -------------------------------------     -------------------------------------
                  4th Qtr   3rd Qtr   2nd Qtr   1st Qtr     4th Qtr   3rd Qtr   2nd Qtr   1st Qtr
                  -------   -------   -------   -------     -------   -------   -------   -------
         High      $23.00    $23.00    $11.25    $10.50      $ 9.13    $ 9.75    $12.50    $11.98
         Low       $11.00    $11.25    $10.50    $ 8.50      $ 9.00    $ 9.13    $10.00    $10.00
         Close     $11.95    $23.00    $11.25    $10.50      $ 9.00    $ 9.75    $11.48    $11.25

Please note that information above represents offers made to buy our stock and may not represent actual transactions or sales.

Dividends

Atlantic anticipates that for the foreseeable future, earnings will be retained for business development and growth. Accordingly, we do not anticipate paying dividends on our common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the board of directors and will depend on, among other things, future earnings, capital requirements, and our general financial and business condition.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding Atlantic's financial condition and results of operations for the periods ended, December 31, 2001 and 2000. This discussion should be read in conjunction with the financial statements and related footnotes of Atlantic presented elsewhere herein. Selected Financial Data (dollars and shares in thousands)

                                                                                    At or for the
                                                                              Period Ended December 31,
                                                                  -----------------------------------------------
                                                                  2001      2000       1999       1998       1997
                                                                  ----      ----       ----       ----       ----
Statements of Operations Data:
     Total interest income                                    $   6,082  $   5,277  $   3,704  $   2,287  $     346
     Total interest expense                                       2,558      2,217      1,210        867         85
     Net interest income before provision for credit losses       3,524      3,060      2,494      1,420        261
     Provision for credit losses                                    108          -        221        334        186
     Net interest income after provision for credit losses        3,416      3,060      2,273      1,086         75
     Noninterest income                                             826        547        362        196         33
     Noninterest expense                                          3,379      2,929      2,167      1,450        501
     Cumulative effect of a change in accounting principle            -          -        (59)         -          -
     Income tax provision (benefit)                                 226        226        (90)         -          -
     Net income (loss)                                              637        452        499       (168)      (393)

Statements of Financial Condition Data:
     Total assets                                             $  83,901  $  74,375  $  54,161  $  45,571  $  18,314
     Earning assets                                              74,408     64,319     47,144     38,977     14,688
     Investment securities                                       12,423      7,515      6,109      7,858      2,072
     Loans, net (before allowance for credit losses)             61,604     49,983     40,935     25,998      9,269
     Allowance for credit losses                                    766        682        738        520        186
     Deposit accounts                                            73,493     65,002     43,889     40,374     13,020
     Stockholders' equity                                         6,967      6,020      5,404      5,050      5,265

Share Data:
     Earnings per share
         Basic                                                $    1.05  $    0.76  $    0.84  $   (0.28)  $  (0.70)
         Fully diluted                                        $    0.91  $    0.76  $    0.84  $   (0.28)  $  (0.70)
     Book value per share (period end)                        $   11.08  $   10.09  $    9.08  $    8.49   $   8.85
     Common shares outstanding (period end)                         629        597        595        595        595
     Weighted average shares outstanding
         Basic                                                      607        596        595        595        560
         Fully diluted                                              698        596        595        595        560

Performance Ratios:
     Return on average assets                                     0.79%      0.70%      1.06%    (0.55)%    (7.38)%
     Return on average equity                                     9.77%      8.18%      9.83%    (3.27)%   (17.20)%
     Interest-rate spread during the period                       4.11%      4.28%      5.03%      4.31%      4.46%
     Net interest margin                                          4.89%      5.31%      5.96%      5.31%      6.20%
     Noninterest expenses to average assets                       4.20%      4.56%      4.59%      4.71%      9.41%

Asset Quality Ratios:
     Allowance for credit losses to period end loans              1.24%      1.36%      1.80%      2.00%      2.01%
     Net charge-offs to average loans                             0.04%      0.12%      0.01%          -          -
     Nonperforming assets to period end loans                         -          -          -          -          -
     Nonperforming assets to period end total assets                  -          -          -          -          -

Capital and Liquidity Ratios (Oceanside):
     Average equity to average assets (Consolidated)              8.11%      8.59%     10.75%     16.69%     42.92%
     Leverage (Oceanside)                                         8.67%      8.83%     11.09%     12.92%     35.00%
     Risk-based capital (Oceanside):
         Tier 1                                                   9.75%     10.48%     12.54%     17.42%     53.27%
         Total                                                   10.83%     11.64%     13.79%     18.68%     54.53%
     Average loans to average deposits (Consolidated)            79.82%     83.16%     80.92%     69.30%     66.14%


General

At December 31, 2001, we had grown to approximately $83.9 million in total assets, $60.8 million in net loans, $73.5 million in deposits, and $7.0 million in stockholders' equity.

As stated elsewhere herein, Atlantic's results of operations are primarily dependent upon the results of operations of Oceanside. Oceanside conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). Profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Oceanside's interest-rate spread which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, Oceanside's profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, data processing costs, and other operating expenses.

Forward-looking Statements

When used in this Form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in Atlantic's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area and competition, that could cause actual results to differ materially from those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as to the date made. Readers are advised that the factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Atlantic does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                              Results of Operations

Net Income

Net income in 2001 was $637,000 versus $452,000 in 2000, an increase of $185,000, or 40.9%. The primary reasons for the change in net income in 2001 over 2000 were as follows:

o Our income from earning assets grew at a 15% pace as a result of increases in average earning assets of 25%, partially offset by the declining rate environment throughout 2001.

o With the decline in mortgage rates throughout 2001 and the related increase in mortgage lending activities, we reported mortgage banking fees of $227,000 in 2001 versus $85,000 in 2000, an increase of 167%.

o While the absolute dollar amount of income taxes for 2001 and 2000 remained constant at $226,000, the effective tax rate declined in 2001 to 26% from 33% in 2000 as a greater portion of total interest income was from nontaxable sources in 2001 as compared with 2000. Nontaxable interest income for 2001 and 2000 was $201,000 and $34,000, respectively, which represented 23% and 5% of income before provision for income taxes in 2001 and 2000, respectively.



                  [Remainder of page intentionally left blank.]

Table 1.1 - Rate/Volume Analysis (dollars in thousands):

                                                                   Years Ended December 31,
                                             ---------------------------------------------------------------------
                                                   2001                                            2000
                                             --------------------------------     --------------------------------
                                                          Interest   Average                    Interest   Average
                                             Average           and    Yield/      Average            and    Yield/
                                             Balance     Dividends      Rate      Balance      Dividends      Rate
                                             -------     ---------      ----      -------      ---------      ----
Earning assets:
     Loans, net                              $56,135      $ 5,221      9.30%      $45,915       $ 4,523      9.85%
     Investment securities                    10,606          626      5.90%        6,360           405      6.37%
     Other interest-earning assets (1)         5,293          235      4.44%        5,353           349      6.52%
                                             -------      -------                 -------       -------

         Total interest-earning assets        72,034        6,082      8.44%       57,628         5,277      9.16%
                                                          -------                               -------

Noninterest-earning assets                     8,420                                6,666
                                             -------                              -------

         Total assets                        $80,454                              $64,294
                                             =======                              =======

Interest-bearing liabilities:
     Demand deposits                         $24,563          600      2.44%      $19,983           637      3.19%
     Savings                                   1,654           38      2.30%        1,284            32      2.49%
     Certificates of deposit                  29,759        1,728      5.81%       20,934         1,282      6.12%
     Other borrowings                          3,052          192      6.29%        3,220           266      8.26%
                                             -------      -------                 -------       -------

         Total interest-bearing liabilities   59,028        2,558      4.33%       45,421         2,217      4.88%
                                                          -------                               -------

Noninterest-bearing liabilities               14,903                               13,349
Stockholders' equity                           6,523                                5,524
                                             -------                              -------

         Total liabilities and
           stockholders' equity              $80,454                              $64,294
                                             =======                              =======

Net interest income                                       $ 3,524                               $ 3,060
                                                          =======                               =======

Interest-rate spread (2)                                               4.11%                                 4.28%
                                                                       ====                                  ====

Net interest margin (3)                                                4.89%                                 5.31%
                                                                       ====                                  ====

Ratio of average interest-earning assets
  to average interest-bearing liabilities    122.03%                              126.88%
                                             ======                               ======



(1) Includes interest-bearing deposits due from other banks and federal funds sold.

(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3) Net interest margin is net interest income divided by average interest-earning assets.

Table 1.2 - Rate/Volume Analysis (dollars in thousands):

                                                                              Year Ended December 31,
                                                                                  2001 vs. 2000
                                                                             Increase (Decrease) Due to
                                                                      ------------------------------------------
                                                                                               Rate/
                                                                      Rate        Volume       Volume      Total
                                                                      ----        ------       ------      -----
Interest-earning assets:
     Loans, net                                                     $ (253)      $ 1,007        $ (56)     $   698
     Investment securities                                             (30)          270          (19)         221
     Other interest-earning assets                                    (111)           (4)           1         (114)
                                                                    ------       -------        -----      -------

         Total interest-earning assets                                (394)        1,273          (74)         805
                                                                    ------       -------        -----      -------

Interest-bearing liabilities:
     Demand deposits                                                  (150)          146          (33)         (37)
     Savings                                                            (2)            9           (1)           6
     Certificates of deposit                                           (65)          540          (29)         446
     Other borrowings                                                  (64)          (14)           4          (74)
                                                                    ------       -------        -----      -------

         Total interest-bearing liabilities                           (281)          681          (59)         341
                                                                    ------       -------        -----      -------

Net interest income                                                 $ (113)      $   592        $ (15)     $   464
                                                                    ======      ========        =====      =======


Table 2.1 - Weighted Average Yield or Rate:
                                                                            For the Year Ended December 31,
                                                                            -------------------------------
                                                                                    2001         2000
                                                                                    ----         ----
Interest-earning assets:
         Loans, net                                                                 9.30%        9.85%
         Investment securities                                                      5.90%        6.37%
         Other interest-earning assets                                              4.44%        6.52%
         All interest-earning assets                                                8.44%        9.16%
Interest-bearing liabilities:
         NOW deposits                                                               0.75%        0.82%
         Money market deposits                                                      3.42%        4.56%
         Savings                                                                    2.30%        2.49%
         Certificates of deposit                                                    5.81%        6.12%
         Other borrowings                                                           6.29%        8.26%
         All interest-bearing liabilities                                           4.33%        4.88%
Interest-rate spread                                                                4.11%        4.28%



Comparison of Years Ended December 31, 2001 and 2000

Net Interest Income

Net interest income which is our primary source of operating income, and is the difference between interest earned on loans and securities and interest paid on deposits and other funding sources. The factors that influence net interest income include changes in interest rates and changes in the volume and mix of assets and liability balances.

Net interest income was $3,524,000 and $3,060,000 for 2001 and 2000, respectively, an increase of 15.2% from 2000 to 2001, which was due to the increase in average earning assets of 25.0% offset in part by a decline in interest rate yield. The average balances, interest income and expense, and the average rates earned and paid for assets and liabilities are found in Tables 1.1 and 2.1 on the preceding pages.

During 2001 and 2000, the average yield on earning assets was 8.44% and 9.16%, respectively, while the average cost of funds was 4.33% in 2001 and 4.88% in 2000. Our net interest margin declined from 5.31% in 2000 to 4.89% in 2001, reflecting unfavorable trends in interest rates earned (a decline of 72 basis points) versus rates paid (a decline of 55 basis points). For 2001, the average loan-to-interest-bearing deposit ratio declined to 100.3% from 108.8% in 2000, which reflects the shift in the mix of average earning assets and interest-bearing deposits as follows:

Table 2.2 - Change in Deposit Mix (dollars in thousands):

                                                                              At December 31,
                                                       ---------------------------------------------------------
                                                                 2001                           2000
                                                                 ----                           ----
                                                                      Percent                              Percent
                                                       Average           to               Average             to
                                                       Balance        Total               Balance          Total
                                                       -------        -----               -------          -----
Interest-earning assets:
     Loans, net                                        $56,135          77.9%             $45,915           79.7%
     Investment securities                              10,606          14.7%               6,360           11.0%
     Other                                               5,293           7.4%               5,353            9.3%
                                                       -------          ----              -------           ----

         Total interest-earning assets                 $72,034         100.0%             $57,628          100.0%
                                                       =======         =====              =======          =====

Interest-bearing deposits:
     Demand deposits                                   $24,563          34.9%             $19,983           36.2%
     Savings                                             1,654           2.4%               1,284            2.3%
     Certificates of deposit                            29,759          42.3%              20,934           37.9%
                                                       -------          ----              -------           ----

         Total interest-bearing deposits                55,976          79.6%              42,201           76.4%

Noninterest-bearing deposits                            14,350          20.4%              13,010           23.6%
                                                       -------          ----              -------           ----

         Total deposits                                $70,326         100.0%             $55,211          100.0%
                                                       =======         =====              =======          =====

Other borrowings decreased from an average of $3,220,000 in 2000 to $3,052,000 in 2001, and the cost of funds decreased from 8.26% to 6.29% during the same period reflecting the decreasing rate environment.

Provision for Credit Losses

A provision for credit losses of $108,000 was recorded in 2001, which reflects management's assessment of the needed level of the allowance for credit losses. Since Oceanside's opening in 1997, only nominal charge-offs and classified loans have been identified through December 31, 2001. Initial provisions for credit losses of 1.75% to 2.00% were recorded until some experience with Oceanside's underwriting policies was developed. As a result of the credit quality of the loan portfolio, no provision was recorded in 2000.

Other Income

Other income increased $279,000, or 51%, to $826,000 in 2001 from $547,000 in
2000. While fees collected on deposit accounts were consistent with the growth in the number of deposit accounts, mortgage banking fees represented a growing share of total other income. Mortgage banking activities increased with the recent declines in residential mortgage interest rates and as we continued to develop our mortgage banking department. Mortgage banking fee income represented approximately half of the overall increase and accounts for 27% of total other income in 2001 versus 16% in 2000.

Other Expenses

Other expenses totaled $3,379,000 for 2001 and $2,929,000 for 2000, or 4.20% and 4.56% of average assets for respective years. Salaries and employee benefits accounted for approximately 70% of the total increase of $450,000 in other expenses for 2001 over 2000 levels. Increases in other expenses reflect the growth in personnel to support our expansion in branch and mortgage operations. The increase in other expenses of 15.4% from 2000 to 2001 was less than the increase in other income of 51.0% for the same period.

Loans Receivable

Average loans receivable, before the allowance for credit losses were $56,135,000 for the year ended 2001 as compared to $45,915,000 for 2000, an increase of 22.3%. Management believes the growth in loans was directly attributable to the addition of the Beach Boulevard branch, community acceptance, the reputations of our lending team, and favorable economic conditions in the market area. Table 3 below provides an analysis of our loan distribution at the end of 2001 and 2000. Loans that are secured by real estate include residential and nonresidential mortgages, and home equity loans to individuals.


Table 3 - Loan Portfolio (dollars in thousands):
                                                                                             For the Year
                                                                                          Ended December 31,
                                                                                        ---------------------
                                                                                        2001             2000
                                                                                        ----             ----

Real estate loans                                                                    $38,009          $28,773
Commercial and agricultural loans                                                     17,552           15,665
Consumer and other loans                                                               6,166            5,651
                                                                                     -------          -------
         Total loan portfolio                                                         61,727           50,089
Less:
         Deferred fees                                                                  (123)            (106)
         Allowance for credit losses                                                    (766)            (682)
                                                                                     -------          -------

              Loans, net                                                             $60,838          $49,301
                                                                                     =======          =======


The following table shows the maturity of loans receivable.


Table 4 - Loan Maturities at December 31, 2001 (dollars in thousands):

                                                  1 Year         1 Through             After
                                                 or Less           5 Years           5 Years            Total
                                                 -------           -------           -------            -----

Real estate loans                                $10,574           $13,044           $14,391          $38,009
Commercial and agricultural loans                  1,555               764            15,233           17,552
Consumer and other loans                           1,533             4,031               602            6,166
                                                 -------           -------           -------          -------

        Total loan portfolio                     $13,662           $17,839           $30,226          $61,727
                                                 =======           =======           =======          =======

Loans with maturities over one year:
        Fixed rate                                                                                    $33,798
        Variable rate                                                                                  14,267
                                                                                                       ------

             Total maturities greater than one year                                                   $48,065
                                                                                                      =======

Table 5 - Loans Originated and Repaid (dollars in thousands):

                                                                                     Years Ended December 31,
                                                                                     ------------------------
                                                                                       2001             2000
                                                                                       ----             ----
Originations:
        Real estate loans                                                           $ 14,209         $ 14,830
        Commercial and agricultural loans                                              3,982            7,165
        Consumer and other loans                                                       3,150            3,222
                                                                                     -------          -------

             Total                                                                    21,341           25,217

Principal reductions                                                                  (9,703)         (16,162)
                                                                                     -------          -------

Increase in total loans                                                             $ 11,638         $  9,055
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

Real estate acquired as a result of foreclosure, or by deed in lieu of foreclosure, is classified as other real estate owned ("OREO"). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time the real estate is transferred to OREO. Further allowances for losses in OREO are recorded at the time management believes additional deterioration in value has occurred.

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

At December 31, 2001 and 2000, management had not observed any significant problem loans in our portfolio. Loans past due for 30 days or more (but less than 89 days) at December 31, 2001, and 2000, totaled $31,000 and $15,000, respectively. At December 31, 2001, management had classified four loans totaling approximately $50,000 as substandard, as compared with four substandard loans totaling $34,000 at December 31, 2000.

At December 31, 2001, only one loan totaling $21,000 was considered impaired. At December 31, 2000, no loans were considered impaired or nonaccrual.

Allowance for Credit Losses

The amount charged to operations and the related balance in the allowance for credit losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including but not limited to, current economic conditions, loan portfolio composition, prior credit loss experience, trends in portfolio volume, and management's estimation of future potential losses. Management believes that the allowance for credit losses is adequate. Table 6 is an analysis of the allowance for credit losses for 2001 and 2000.



Table 6 - Allowance for Credit Losses (dollars in thousands):
                                                                                        2001             2000
                                                                                        ----             ----

Balance, at beginning of period                                                        $ 682            $ 738
Provision for credit losses                                                              108               --
Loans charged off                                                                        (24)             (57)
Recoveries                                                                               --                 1
                                                                                       -----            -----

Balance, at end of period                                                              $ 766            $ 682
                                                                                       =====            =====

The specific allocations of the allowance for credit losses are based on management's evaluation of the risks inherent in the specific portfolios for the dates indicated. Amounts in a particular category may be used to absorb losses if another category allocation proves to be inadequate. Table 7 reflects the allocations of the allowance for the years ended 2001 and 2000.

Table 7 - Allocation of Allowance for Credit Losses (dollars in thousands):

                                                                                At December 31,
                                                       --------------------------------------------------------
                                                               2001                                2000
                                                               ----                                ----
                                                                        % of                               % of
                                                                     Loans to                             Loans to
                                                                       Total                              Total
                                                       Amount         Loans               Amount          Loans
                                                       ------         -----               ------          -----

Real estate loans                                      $   5             62%              $  --             58%
Commercial and agricultural loans                          3             28                   1             31
Consumer and other loans                                   4             10                   8             11
Unallocated                                              754             --                 673             --
                                                       -----           ----               -----           ----

                                                       $ 766           100%               $ 682           100%
                                                       =====           ===                =====           ===

Highly leveraged transactions generally include loans and commitments made in connection with recapitalizations, acquisitions, and leveraged buyouts, and result in the borrower's debt-to-total assets ratio exceeding 75%. At December 31, 2001 and 2000, there were no loans qualified as highly leveraged transactions.

Securities

Financial institutions classify their investment securities as either "held-to-maturity" or "available-for-sale." Securities classified as held-to-maturity are carried at amortized or accreted cost and include those securities that a bank has the intent and ability to hold to maturity. Securities classified as available-for-sale, which are those securities that a bank intends to hold for an indefinite amount of time, but not necessarily to maturity, are carried at fair value with the unrealized holding gains or losses, net of taxes, reported as a component of the stockholders' equity on a bank's balance sheet. Tables 8.1 and 8.2 set forth the carrying amount of securities at the dates indicated.

Table 8.1 - Carrying Value of Investment Securities (dollars in thousands):



                                                                At December 31,
                                                                ---------------
                                                               2001        2000
                                                               ----        ----
Securities available-for-sale:
         Mortgage-backed securities (GNMA and FNMA)          $ 8,329     $ 5,326
         Other                                                   186         171
                                                             -------     -------

         Total                                                 8,515       5,497
                                                             -------     -------

Securities held-to-maturity:
         State, county, and municipal bonds                    3,908       2,018
                                                             -------     -------

Balance, end of year                                         $12,423     $ 7,515
                                                             =======     =======


Table 8.2 - Investment Securities at Amortized Cost (dollars in thousands):

                                                              At December 31,
                                                              ---------------
                                                               2001      2000
                                                               ----      ----
Securities available-for-sale:
        Mortgage-backed securities (GNMA and FNMA)          $ 8,424   $ 5,403
        Other                                                   186       171
                                                             -------  -------

         Total                                                8,610     5,574
                                                             -------  -------

Securities held-to-maturity:
         State, county, and municipal bonds                   3,908     2,018
                                                             -------  -------

Balance, end of year                                        $12,518   $ 7,592
                                                             =======  =======

Tables 9.1 and 9.2 set forth the maturities (excluding principal paydowns on mortgage-backed securities) and the weighted average yields of securities by contractual maturities at December 31, 2001 and 2000.

Table 9.1 - Analysis of Investment Securities Available-for-Sale
        (dollars in thousands):

                                                         Due in Ten
                                                       Years or More                              Other
                                                   ----------------------             ----------------------
                                                                  Average                            Average
                                                  Amount           Yield              Amount          Yield
                                                  ------           -----              ------          -----
At December 31, 2001:
         Mortgage-backed securities
             (GNMA and FNMA)                     $ 8,329             5.89%           $    --             -- %
         Other                                        --              -- %               186            5.40%
                                                 -------                            --------

                                                 $ 8,329             5.89%           $   186            5.40%
                                                 =======                             =======

At December 31, 2000:
         Mortgage-backed securities
             (GNMA and FNMA)                     $ 5,326             6.32%           $    --             -- %
         Other                                        --              -- %               171            7.11%
                                                 -------                             -------

                                                 $ 5,326             6.32%           $   171            7.11%
                                                 =======                             =======


Table 9.2 - Analysis of Investment Securities Held-to-Maturity
        (dollars in thousands):

                                                         Due in Ten
                                                       Years or More                              Other
                                                   ----------------------             ----------------------
                                                                  Average                            Average
                                                  Amount           Yield              Amount          Yield
                                                  ------           -----              ------          -----
At December 31, 2001:
         State, county, and
           municipal bonds                       $ 3,908             5.10%            $   --             -- %
                                                 =======                              =======

At December 31, 2000:
         State, county, and
           municipal bonds                       $ 2,018             5.35%            $   --             -- %
                                                 =======                              =======



Deposits

Deposits are the major source of our funds for lending and other investment purposes. Deposits are attracted principally from within our PSA through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more) and retirement savings plans.

Maturity terms, service charges and withdrawal penalties are established by management on a periodic basis. The determination of rates and terms is predicated on loan funding and liquidity requirements, rates paid by competitors, growth goals, and federal regulations.

FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions' normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew, or rollover deposits at such rates without restriction, "adequately capitalized" depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and "undercapitalized" depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See "Description of Business/Supervision and Regulation." As of December 31, 2001, Oceanside met the definition of a "well capitalized" depository institution.

Our primary source of funds is deposit accounts that include both interest- and noninterest-bearing demand, savings, and time deposits under $100,000. At both December 31, 2001 and 2000, these core deposits accounted for approximately 86% of all deposits. At December 31, 2001, the deposit mix had shifted so that the category of noninterest-bearing demand deposits was no longer the single largest category of core deposits. At December 31, 2001, time deposits under $100,000 accounted for approximately 32% of these core deposits as compared with money market deposits at 24% and noninterest-bearing demand deposits at 23%. At both December 31, 2001 and 2000, jumbo certificates of deposit (time deposits $100,000 and greater) represented approximately 14% of total deposits. At December 31, 2001 and 2000, time deposits outstanding in an individual amount of $100,000 or more totaled $10,203,000 and $9,224,000, respectively. The maturities of these deposits are reflected in Table 12 herein.

Interest-bearing demand accounts, consisting of NOW and money market accounts, averaged $24,563,000 for the year ended 2001 and $19,983,000 for the year ended 2000, or approximately 35% and 36% of average total deposits in 2001 and 2000, respectively. The declining interest rates in the United States economy during 2001 significantly influenced the decrease in the average cost of funds from 4.88% in 2000 to 4.33% in 2001.

Table 10 - Distribution of Deposit Accounts by Type (dollars in thousands):

                                                                       At December 31,
                                                  ----------------------------------------------------------
                                                             2001                                2000
                                                             ----                                ----
                                                                    % of                               % of
                                                  Amount         Deposits             Amount        Deposits
                                                  ------         --------             ------        --------

Demand deposits                                  $14,532            19.8%           $ 13,729           21.1%
NOW deposits                                      10,662            14.5               9,840           15.2
Money market deposits                             15,340            20.9              13,021           20.0
Savings deposits                                   2,255             3.0               1,213            1.9
                                                 -------           -----             -------          -----

        Subtotal                                  42,789            58.2              37,803           58.2
                                                 -------           -----             -------          -----

Certificates of deposit:
        3.00% - 3.99%                              9,765            13.3                  34            0.1
        4.00% - 4.99%                              7,699            10.5                 308            0.4
        5.00% - 5.99%                              3,901             5.3               1,318            2.0
        6.00% - 6.99%                              8,936            12.2              23,523           36.2
        7.00% - 7.99%                                403             0.5               2,016            3.1
                                                 -------           -----             -------          -----

        Total certificates of deposit (1)         30,704            41.8              27,199           41.8
                                                 -------           -----             -------          -----

        Total deposits                           $73,493           100.0%            $65,002          100.0%
                                                 =======           =====             =======          =====



(1) Includes individual retirement accounts ("IRAs") totaling $2,052,000 and $1,693,000 in 2001 and 2000, respectively, all of which are in the form of certificates of deposit.


Table 11 - Average Deposits and Average Rates (dollars in thousands):

                                                                       At December 31,
                                                  ----------------------------------------------------------
                                                             2001                                2000
                                                             ----                                ----
                                                 Average           Average            Average        Average
                                                 Balance           Rate               Balance        Rate
                                                 -------           ----               -------        ----
Demand, money market
    and NOW deposits                            $ 38,913            1.54%            $ 32,993       1.93%
Savings deposits                                   1,654            2.30%               1,284       2.49%
Certificates of deposit                           29,759            5.81%              20,934       6.12%
                                                  ------                               ------
        Total deposits                          $ 70,326            3.36%            $ 55,211       3.53%
                                                ========                             ========

Table 12 - Maturities of Time Deposits of $100,000 or more
         (dollars in thousands):

                                                      At December 31,
                                                      ---------------
                                                   2001             2000
                                                   ----             ----

Due in three months or less                     $ 5,318          $ 3,743
Over three through twelve months                  3,550            4,234
Over twelve months through three years            1,335            1,247
Over three years                                      -                -
                                                -------          -------

                                                $10,203          $ 9,224
                                                =======          =======


Table 13 - Certificates of Deposits by Rate and Maturity Date
         (dollars in thousands):

                                                                         Year Ending December 31,
                                                        ----------------------------------------------------------
                                                        2002      2003        2004       2005      2006      Total
                                                        ----      ----        ----       ----      ----      -----
At December 31, 2001:
    2.00% - 2.99%                                    $ 3,679     $    9      $  12    $     -     $   -    $ 3,700
    3.00% - 3.99%                                      5,468        595          1          -         -      6,064
    4.00% - 4.99%                                      5,603      2,077          -          -        19      7,699
    5.00% - 5.99%                                      3,187        679         11         25         -      3,902
    6.00% - 6.99%                                      8,776        160          -          -         -      8,936
    7.00% - 7.99%                                        403          -          -          -         -        403
                                                     -------     ------      -----    -------     -----    -------

      Total certificates of deposit                  $27,116     $3,520      $  24    $    25     $  19    $30,704
                                                     =======     ======      =====    =======     =====    =======


                                                                         Year Ending December 31,
                                                        ----------------------------------------------------------
                                                        2001      2002        2003       2004      2005      Total
                                                        ----      ----        ----       ----      ----      -----
At December 31, 2000:
    3.00% - 3.99%                                    $    34     $    -      $   -    $     -     $   -    $    34
    4.00% - 4.99%                                        308          -          -          -         -        308
    5.00% - 5.99%                                      1,040          -        194         11        73      1,318
    6.00% - 6.99%                                     20,604      2,769        150          -         -     23,523
    7.00% - 7.99%                                      1,613        403          -          -         -      2,016
                                                     -------     ------      -----    -------     -----    -------

      Total certificates of deposit                  $23,599     $3,172      $ 344    $    11     $  73    $27,199
                                                     =======     ======      =====    =======     =====    =======


Liquidity and Capital Resources

Liquidity. Our principal source of funds comes from Oceanside's operations, including net increases in deposits, principal and interest payments on loans, and proceeds from sales and maturities of investment securities.

We use our capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. At December 31, 2001 and 2000, commitments to originate loans totaled $12.7 million and $8.7 million, respectively, and we had issued but unused standby letters of credit of $1.2 million at year end for both 2001 and 2000. In addition, scheduled maturities of certificates of deposit during the 12 months following December 31, 2001 and 2000 totaled $27.1 million and $23.6 million, respectively. Management believes that we have adequate resources to fund all our commitments. If so desired, we can adjust the rates and terms on certificates of deposit and other deposit accounts to attract deposits and fund additional commitments.

Liquidity management involves meeting the funds flow requirements of customers who may either be depositors wanting to withdraw funds, or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets consist of vault cash, securities, and principal paydowns of other earning assets.

Our principal sources of asset liquidity are federal funds sold and the securities portfolio, including principal paydowns from mortgage-backed securities. In 2001 and 2000, such payments totaled $1,396,000 and $838,000, respectively.

Other sources of funds are principal paydowns and maturities in the loan portfolio. The loan maturity schedule (Table 4) illustrates the maturities of loans receivable at December 31, 2001. We also have sources of liability liquidity that include core deposits as previously discussed and access to borrowed funds including overnight federal funds, lines of credit, and securities sold under agreements to repurchase. At December 31, 2001 and 2000, our liquidity ratio of liquid assets to transaction deposit accounts was 13.2% and 35.7%, respectively. Management believes that our liquidity is sufficient to meet our anticipated needs.

Capital. We place a significant emphasis on maintaining a strong capital base. The capital resources consist of two major components of regulatory capital, stockholders' equity and the allowance for credit losses. Current capital guidelines issued by federal regulatory authorities require a company to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposure related to a company's on and off-balance sheet items.

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

We are also subject to leverage capital requirements. This requirement compares capital (using the definition of Tier I capital) to balance sheet assets and is intended to supplement the risk-based capital ratio in measuring capital adequacy. The guidelines set a minimum leverage ratio of 3% for depository institutions that are highly rated in terms of safety and soundness, and which are not experiencing or anticipating any significant growth. Other depository institutions are expected to maintain capital levels of at least 1% or 2% above the minimum. Oceanside's actual capital amounts, capital ratios, and leverage ratios at December 31, 2001 and 2000, are reflected in the table below.

Table 14 - Capital Ratios (dollars in thousands):

                                                                                         At December 31,
_                                                                                        ---------------
                                                                                        2001             2000
                                                                                        ----             ----
Tier I
    Stockholders' equity                                                            $  6,915         $  6,206
    Less, intangible assets                                                               --               --
                                                                                    --------         --------
                                                                                       6,915            6,206
Tier II
    Allowable portion of allowance for credit losses                                     766              682
                                                                                    --------         --------

Risk-based capital                                                                  $  7,681         $  6,888
                                                                                    ========         ========

Risk adjusted assets                                                                $ 70,933          $59,196
                                                                                     =======          =======

    Tier I risk-based capital ratio                                                     9.75%           10.48%
                                                                                       =====            =====

    Total risk-based capital ratio                                                     10.83%           11.64%
                                                                                       =====            =====

Adjusted assets                                                                     $ 79,713          $70,255
                                                                                     =======          =======

    Leverage ratio                                                                     8.67%             8.83%
                                                                                       ====              ====

Note: Any unrealized appreciation and depreciation on securities available-for-sale was excluded from regulatory capital components of risk-based capital and leverage ratios.

Table 15 - Capital Analysis:
                                                                                           At December 31,
                                                                                           ---------------
                                                                                        2001             2000
                                                                                        ----             ----
Average equity as a percentage of average assets                                      8.11%             8.59%
Equity to total assets at end of year                                                 8.30%             8.09%
Return on average equity                                                              9.77%             8.18%
Return on average assets                                                              0.79%             0.70%
Noninterest expenses to average assets                                                4.20%             4.56%

In 1996, Oceanside commenced the sale of units (consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $10.00 per share) at a price of $10.00 per unit. At the end of 1999, warrants totaling 593,510 remained outstanding. Warrants exercised to purchase common stock totaled 32,190 in 2001, and 1,500 in 2000, the proceeds of which were approximately $322,000 and $15,000 in 2001 and 2000, respectively.

Stockholders' equity is adjusted for the effect of unrealized appreciation or depreciation, net of tax, on securities classified as available-for-sale. As of December 31, 2001, stockholders' equity increased $947,000 from December 31, 2000, as a result of the net income of $637,000, an increase of $12,000 in unrealized holding losses on available-for-sale securities, and $322,000 of proceeds from the exercise of warrants in 2001. The return on average equity for the years ended December 31, 2001 and 2000, totaled 9.77% and 8.18%, respectively.

Interest Rate Sensitivity

Our operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, mature, or reprice in specified periods.

The principal objective of asset/liability management activities is to provide consistently higher levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating our funding needs. We utilize an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present. The traditional maturity "gap" analysis, which reflects the volume difference between interest rate sensitive assets and liabilities during a given time period, is reviewed regularly by management. A positive gap occurs when the amount of interest sensitive assets exceeds interest sensitive liabilities. This position would contribute positively to net income in a rising interest rate environment. Conversely, if the balance sheet has more liabilities repricing than assets, the balance sheet is liability sensitive or negatively gapped. We continue to monitor sensitivity in order to avoid overexposure to changing interest rates.

Another method utilized to review our interest sensitivity position is through "simulation." In simulation, we project the future net interest streams in light of the current gap position. Various interest rate scenarios are used to measure levels of interest income associated with potential changes in our operating environment. We, however, cannot measure levels of interest income associated with potential changes in Atlantic's operating environment, or the direction of interest rates, or how the mix of assets and liabilities will change. The use of this information will help formulate strategies to minimize the unfavorable effect on net interest income caused by interest rate changes.

Our operations do not subject us to foreign currency exchange or commodity price risk. Also, we do not use interest rate swaps, caps, or other hedging transactions. Our overall sensitivity to interest rate risk is low due to our non-complex balance sheet. We have implemented several strategies to manage interest rate risk that include originating most residential mortgages for a third party lender, increasing the volume of variable rate commercial loans, requiring interest rate calls on commercial loans, and maintaining a short repricing maturity for a significant portion of our investment portfolio.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For securities, loans, and deposits, the table presents principal cash flows and related weighted average interest rates by maturity dates or repricing frequency. We have no market risk sensitive instruments entered into for trading purposes.

Table 16 - Interest Rate Sensitivity at December 31, 2001 (dollars in thousands):

                                                Under         3 to 12                           Over
                                             3 Months          Months     1 - 5 Years        5 Years         Total
                                             --------          ------     -----------        -------         -----

Federal funds sold                           $    270       $      --        $     --       $     --       $   270
Interest-bearing deposits in other banks          111              --              --             --           111
Total loans(1)                                 16,679           4,432          16,742         23,874        61,727
Securities(2)                                     253             425               -         11,745        12,423
                                              -------      ----------         -------        -------       -------

Total rate-sensitive assets                   $17,313       $   4,857        $ 16,742        $35,619       $74,531
                                              =======      ==========         =======        =======       =======

Money market and NOW(2)                       $15,340       $      --        $     --       $ 10,662       $26,002
Savings accounts (2)                                -              --              --          2,255         2,255
Certificates of deposit (2)                    14,370          12,746           3,545             43        30,704
                                              -------      ----------         -------        -------       -------

Total rate-sensitive liabilities              $29,710       $  12,746        $  3,545       $ 12,960       $58,961
                                              =======       =========        ========        =======       =======

Gap (repricing differences)                  $(12,397)      $ (7,889)        $ 13,197       $ 22,659       $15,570
                                             ========       ========         ========        =======       =======

Cumulative Gap                               $(12,397)      $(20,286)        $ (7,089)      $ 15,570
                                             ========       ========         ========        =======

Cumulative Gap/total assets                   -14.78%         -24.18%          -8.45%         18.56%
                                               =====           =====            ====          =====

Total assets                                                                                               $83,901
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

Management anticipates that our one-year gap will remain negative during our initial growth period; however, management attempts to maintain a range of positive 20% to negative 20%.

Other Borrowings

A summary follows (dollars in thousands):
                                                            December 31,
                                                            ------------
                                                       2001             2000
                                                       ----             ----

     FHLB of Atlanta advances                       $ 2,300           $ 2,300
     Revolving lines of credit                          744               744
                                                    -------           -------

                                                    $ 3,044           $ 3,044
                                                    =======           =======

FHLB of Atlanta Advances. On December 29, 1999, Oceanside obtained an advance from FHLB of $2,300,000 collateralized by our FHLB capital stock and assigned collateral consisting of wholly-owned residential (1-4 units) first mortgage loans of approximately $2,509,000. On November 17, 2000, this advance was converted to a 5-year European Convertible advance which afforded us more favorable terms at the time of conversion. This advance matures on November 17, 2005, and has a fixed interest rate at 6.05%.

Revolving Lines of Credit. On February 11, 1999, Atlantic obtained a revolving line of credit in the amount of $50,100 from Columbus Bank and Trust Company ("Columbus"). On August 11, 1999, Atlantic obtained two revolving lines of credit from Columbus totaling $1.0 million, and repaid existing advances under the line of credit dated February 11, 1999. For the remaining two lines of credit, principal and interest at 0.50% below prime are due on August 11, 2002. The proceeds from the lines of credit have been used to acquire real estate, fund start-up costs for the mortgage banking operations, and provide Atlantic with additional working capital. At both December 31, 2001 and 2000, $744,000 had been advanced under the lines of credit, which are secured by the common stock of Atlantic's wholly-owned banking subsidiary, Oceanside Bank.

Future Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the effect of this new standard will have a material impact on Atlantic's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides one accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The effect of this adoption on Atlantic's financial statements, if any, has not been determined.

Impact of Inflation

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurements of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of Atlantic are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

ITEM 7.  FINANCIAL STATEMENTS





                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida


We have audited the consolidated statements of financial condition of Atlantic BancGroup, Inc. and Subsidiary ("Atlantic") as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders' equity, for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of Atlantic's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic as of December 31, 2001 and 2000, and the results of its consolidated operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/  STEVENS, POWELL & COMPANY, P.A.

STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
January 29, 2002

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                         December 31,
                                                                                   -----------------------
                                                                                     2001           2000
                                                                                     ----           ----
                                                                            (Dollars in Thousands, Except Per Share Data)
                                                                ASSETS
Cash and cash equivalents:
     Cash and due from banks                                                      $   4,981      $   6,250
     Federal funds sold                                                                 270          6,715
                                                                                  ---------      ---------
         Total cash and cash equivalents                                              5,251         12,965
Interest-bearing deposits in other banks                                                111            106
Securities available-for-sale                                                         8,515          5,497
Securities held-to-maturity (market value of $3,898 in 2001 and
    $2,051 in 2000)                                                                   3,908          2,018
Loans, net                                                                           60,838         49,301
Facilities                                                                            3,236          2,601
Accrued interest receivable                                                             394            346
Deferred income taxes                                                                   264            237
Other assets                                                                          1,384          1,304
                                                                                  ---------      ---------

         Total assets                                                             $  83,901      $  74,375
                                                                                  =========      =========

                                                              LIABILITIES
Deposits:
     Noninterest-bearing demand deposits                                          $  14,532      $  13,729
     Interest-bearing deposits                                                       10,662          9,840
     Money market deposits                                                           15,340         13,021
     Savings deposits                                                                 2,255          1,213
     Time deposits, $100,000 and over                                                10,203          9,224
     Other time deposits                                                             20,501         17,975
                                                                                  ---------      ---------

         Total deposits                                                              73,493         65,002

Other borrowings                                                                      3,044          3,044
Accrued interest payable on deposits                                                     64             97
Accounts payable and accrued liabilities                                                333            212
                                                                                  ---------      ---------

         Total liabilities                                                           76,934         68,355
                                                                                  ---------      ---------

Commitments and contingencies                                                            --             --
                                                                                  ---------      ---------

                                                         STOCKHOLDERS' EQUITY

Common stock, $0.01 par value, authorized 10,000,000 shares, issued
    and outstanding 629,040 shares in 2001 and 596,850 shares in 2000                     6              6
Additional paid-in capital                                                            4,550          4,228
Retained earnings                                                                     2,471          1,834
Accumulated other comprehensive income
     Net unrealized holding losses on securities                                       ( 60)          ( 48)
                                                                                  ---------      ---------

         Total stockholders' equity                                                   6,967          6,020
                                                                                  ---------      ---------

         Total liabilities and stockholders' equity                               $  83,901      $  74,375
                                                                                  =========      =========

Book value per common share                                                       $   11.08      $   10.09
                                                                                  =========      =========

Common shares outstanding, adjusted for stock dividends                             629,040        596,850
                                                                                  =========      =========


          See accompanying notes to consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                              December 31,
                                                                                -----------------------------------------
                                                                                      2001               2000
                                                                                      ----               ----
                                                                             (Dollars in Thousands, Except Per Share Data)
INTEREST INCOME
     Interest and fees on loans                                                   $   5,221      $   4,523
     Interest and dividend income from investment securities                            626            405
     Interest on federal funds sold                                                     229            343
     Interest on deposits with other banks                                                6              6
                                                                                  ---------      ---------
         Total interest income                                                        6,082          5,277
                                                                                  ---------      ---------

INTEREST EXPENSE
     Interest on deposits                                                             2,366          1,951
     Other                                                                              192            266
                                                                                  ---------      ---------
         Total interest expense                                                       2,558          2,217
                                                                                  ---------      ---------

NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES                                3,524          3,060

PROVISION FOR CREDIT LOSSES                                                             108             --
                                                                                  ---------      ---------

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                                 3,416          3,060
                                                                                  ---------      ---------

OTHER INCOME
     Service charges on deposit accounts                                                451            338
     Mortgage banking fees                                                              227             85
     Other income                                                                       148            124
                                                                                  ---------      ---------
         Total other income                                                             826            547
                                                                                  ---------      ---------

OTHER EXPENSES
     Salaries and employee benefits                                                   1,708          1,395
     Expenses of bank premises and fixed assets                                         527            489
     Other operating expenses                                                         1,144          1,045
                                                                                  ---------      ---------
         Total other expenses                                                         3,379          2,929
                                                                                  ---------      ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                863            678

PROVISION FOR INCOME TAXES                                                              226            226
                                                                                  ---------      ---------

NET INCOME                                                                              637            452

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
     Unrealized holding gains (losses) on securities arising during period              (12)           149
                                                                                  ---------      ---------

COMPREHENSIVE INCOME                                                              $     625      $     601
                                                                                  =========      =========


AVERAGE COMMON SHARES OUTSTANDING
     Basic                                                                          606,988        595,510
                                                                                    =======        =======
     Fully diluted                                                                  698,339        595,510
                                                                                    =======        =======

EARNINGS PER SHARE
     Basic                                                                            $1.05          $0.76
                                                                                      =====          =====
     Fully diluted                                                                    $0.91          $0.76
                                                                                      =====          =====


          See accompanying notes to consolidated financial statements.
                                       40

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              December 31,
                                                                                   -----------------------------
                                                                                        2001              2000
                                                                                        ----              ----
                                                                                    (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                     $     637        $     452
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
         Provision for credit losses                                                      108               --
         Depreciation and amortization                                                    267              214
         Net premium amortization and discount accretion                                   12               14
         Deferred income taxes                                                            (19)             (16)
         Amortization of organizational costs                                              --               --
         (Increase) decrease in assets:
              Accrued interest receivable                                                 (48)             (75)
              Other assets                                                                (81)          (1,190)
         Increase (decrease) in liabilities:
              Accounts payable and accrued liabilities                                     88               72
                                                                                    ---------        ---------

                  Net cash provided (used) by operating activities                        964             (529)
                                                                                    ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available-for-sale:
         Purchases                                                                     (6,335)              --
         Principal repayments mortgage-backed investment securities                     1,396              838
     Securities held to maturity
         Purchases                                                                         --           (2,018)
     Increase (decrease) in interest-bearing deposits in other banks                       (5)              (6)
     Increase in loans                                                                (11,645)          (9,104)
     Purchases of facilities                                                             (902)            (326)
                                                                                    ---------        ---------

                  Net cash used in investing activities                               (17,491)         (10,616)
                                                                                    ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in deposits:
         Noninterest-bearing                                                              803            2,645
         Interest-bearing                                                               7,688           18,468
     Proceeds from other borrowings                                                        --                2
     Repayments of other borrowings                                                        --           (1,589)
     Proceeds from stock warrants exercised                                               322               15
                                                                                    ---------        ---------

                  Net cash provided by financing activities                             8,813           19,541
                                                                                    ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (7,714)           8,396

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         12,965            4,569
                                                                                    ---------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $   5,251        $  12,965
                                                                                    =========        =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash received during the year for interest and dividends                       $   6,034        $   5,219
                                                                                    =========        =========
     Cash paid during the year for interest                                         $   2,591        $   2,079
                                                                                    =========        =========
     Cash paid during the year for income taxes                                     $     203        $     160
                                                                                    =========        =========

          See accompanying notes to consolidated financial statements.
                                       41

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                  Net
                                                                                               Unrealized
                                                  Common Stock     Additional                  Holding          Total
                                                  ------------       Paid-in     Retained      Losses on    Stockholders'
                                               Shares     Amount    Capital      Earnings      Securities       Equity
                                               ------     ------    -------      --------      ----------       ------
                                                                       (Dollars in Thousands)

Balance, December 31, 1999                    595,350  $        6     $ 4,213    $ 1,382   $   (197)       $ 5,404

Stock warrants exercised                        1,500          --          15         --         --             15
Comprehensive income:
     Net income                                    --          --          --        452         --
     Net change in net unrealized
         holding gains (losses) on
         securities                                --          --          --         --        149

       Total comprehensive income                  --          --          --         --         --            601
                                              -------  ----------     -------     ------   --------        -------

Balance, December 31, 2000                    596,850           6       4,228      1,834        (48)         6,020

Stock warrants exercised                       32,190          --         322         --         --            322
Comprehensive income:
     Net income                                    --          --          --        637         --
     Net change in net unrealized
         holding losses on securities              --          --          --         --        (12)

       Total comprehensive income                  --          --          --         --         --            625
                                              -------  ----------     -------     ------   --------        -------


Balance, December 31, 2001                    629,040  $        6     $ 4,550    $ 2,471   $    (60)       $ 6,967
                                              =======  ==========     =======    =======   ========        =======


          See accompanying notes to consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

General - The consolidated financial statements include the accounts and transactions of Atlantic BancGroup, Inc. and its wholly-owned subsidiaries ("Atlantic"), Oceanside Bank ("Oceanside"), which opened July 21, 1997, as a state-chartered banking organization, and Oceanside Mortgage Group, Inc. ("Oceanside Mortgage"), which was merged into Oceanside during 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of Atlantic and its subsidiaries conform with generally accepted accounting principles and with general practices within the banking industry.

Atlantic provides a wide range of banking services to individual and corporate customers primarily in Duval and St. Johns County, Florida.

Atlantic and Oceanside are subject to regulations issued by certain regulatory agencies and undergo periodic examinations by those agencies.

Use of Estimates - In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

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

Recent Accounting Pronouncements - In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125. This statement revises the standards for securitization and other transfers of financial assets and collateral and requires certain disclosures and was effective March 31, 2001. The adoption of this pronouncement did not have a material impact on Atlantic's financial statements.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Instead of amortization, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment applying a fair value-based test. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without the constraint of an arbitrary ceiling. At December 31, 2001, Atlantic had no goodwill or intangible assets; thus management does not believe that the effects of the new standards will have a material impact on Atlantic's financial statements.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides one accounting model, based on the framework established by SFAS No. 121, for long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The effect of this adoption on Atlantic's financial statements, if any, has not been determined.

On July 6, 2001, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues, which requires companies to have adequate documentation on the development and application of a systematic methodology in determining allowance for loan losses. Management believes that it has complied with the requirements and that the adoption will have no material impact to the financial statements.

Maintenance of Required Reserves - Depository institutions are required to maintain reserves against their deposits in accordance with the federal regulations. Reserve deficiency charges can be assessed against depository institutions that have deficiencies in their reserve accounts. Under these regulations, depository institutions are required to set aside a percentage of the funds held in net transaction accounts as monetary reserves. There are no reserve requirements for funds held in time accounts or savings accounts. Required reserves can be held in the form of: vault cash, balances maintained directly with the Federal Reserve Bank, or pass-through accounts. Current regulations require that depository institutions maintain minimum reserves of 3% of net transaction accounts or $1,239,000 plus 10% of net transaction accounts in excess of $41.3 million. Atlantic was required to maintain reserves on net transaction accounts of approximately $483,000 and $371,000 at December 31, 2001 and 2000, respectively.

Held-to-Maturity Securities - Bonds, notes, and debentures for which Atlantic has the positive intent and ability to hold to maturity are reported at cost, adjusted for the amortization of premiums and the accretion of discounts, which are recognized in income using the level-yield method over the assets' remaining lives and adjusted for anticipated prepayments. Should other than a temporary decline in the fair value of a security occur, the carrying value of such security would be written down to current market value by a charge to operations. As of December 31, 2001, no securities were determined to have other than a temporary decline in fair value below cost.

Available-for-Sale Securities - Available-for-sale securities consist of bonds, notes and debentures. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as accumulated other comprehensive income, a separate component of stockholders' equity, until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary would result in a write-down of the individual security to its fair value. The related write-down would be included in earnings as a realized loss. As of December 31, 2001, no securities were determined to have other than a temporary decline in fair value below cost.

Trading Securities - Equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income.

Loans - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for credit losses, and , if material, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Loans receivable are stated at unpaid principal balances, less the allowance for credit losses and net deferred loan fees. Nonrefundable loan fees and certain direct loan origination costs, if material, are deferred and the net amount is recognized into income over the life of the loans as a yield adjustment.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet contractual principal or interest obligations or where interest or principal is 90 days or more past due. When a loan is placed on nonaccrual status, accrual of interest ceases and, in general, uncollected past due interest (including interest applicable to prior reporting periods, if any) is reversed and charged against current income. Therefore, interest income is not recognized unless the financial condition or payment record of the borrower warrant the recognition of interest income. Interest on loans that have been restructured is generally accrued according to the renegotiated terms.

Allowance for Credit Losses - The allowance for credit losses is a valuation allowance to provide for incurred but not yet realized losses. Atlantic reviews its loans for impairment on a quarterly basis. Impairment is determined by assessing the probability that the borrower will not be able to fulfill the contractual terms of the agreement. If a loan is determined to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or by use of the observable market price of the loan or fair value of collateral if the loan is collateral dependent. Throughout the year management estimates the level of probable losses to determine whether the allowance for credit losses is appropriate considering the estimated losses existing in the portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level determined by management to be appropriate relative to losses. The allowance for credit losses is increased by charges to income (provisions) and decreased by charge-offs, net of recoveries.

Management's periodic evaluation of the appropriateness of the allowance is based on Atlantic's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

Homogeneous loans are those that are considered to have common characteristics that provide for evaluation or on an aggregate or pool basis. Atlantic has identified the following pools for consideration in its methodology for evaluating the allowance for credit losses: real estate - commercial, real estate - residential, commercial and other, consumer, commitments - residential, and commitments - commercial and other. The primary methodology used to determine the appropriateness of the allowance for losses includes segregating certain specific, poorly performing loans based on their performance characteristics from the pools of loans as to type and then applying a loss factor to the remaining pool balance based on several factors including classification of the loans as to grade, past loss experience, inherent risks, economic conditions in the primary market areas and other factors which usually are beyond the control of Atlantic. Those segregated specific loans are evaluated using the present value of future cash flows, usually determined by estimating the fair value of the loan's collateral reduced by any cost of selling and discounted at the loan's effective interest rate if the estimated time to receipt of monies is more than three months.

Non-homogeneous loans are those loans that can be included in a particular loan type, such as commercial loans and multi-family and commercial first mortgage loans, but which differ in other characteristics to the extent that valuation on a pool basis is not valid. After segregating specific, poorly performing loans and applying the methodology as noted in the preceding paragraph for such specific loans, the remaining loans are evaluated based on payment experience, known difficulties in the borrowers business or geographic area, loss experience, inherent risks and other factors usually beyond the control of Atlantic. These loans are then graded and a factor, based on experience, is applied to estimate the probable loss.

Estimates of the probability of credit losses involve an exercise of judgment. While it is possible that in the near term Atlantic may sustain losses which are substantial in relation to the allowance for credit losses, it is the judgment of management that the allowance for credit losses reflected in the consolidated statements of financial condition is appropriate considering the estimated probable losses in the portfolio.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Interest Rate Risk - Atlantic's asset base is exposed to risk including the risk resulting from changes in interest rates and changes in the timing of cash flows. Atlantic monitors the effect of such risks by considering the mismatch of the maturities of its assets and liabilities in the current interest rate environment and the sensitivity of assets and liabilities to changes in interest rates. Atlantic's management has considered the effect of significant increases and decreases in interest rates and believes such changes, if they occurred, would be manageable and would not affect the ability of Atlantic to hold its assets as planned. However, Atlantic is exposed to significant market risk in the event of significant and prolonged interest rate changes.

Interest on loans is accounted for on the accrual basis. Generally, Atlantic's policy is to discontinue the accrual of interest on loans delinquent over ninety days unless fully secured and in the process of collection. The accrued and unpaid interest is reversed from current income and thereafter interest is recognized only to the extent payments are received. A nonaccrual loan may be restored to accrual basis when interest and principal payments are current and prospects for future recovery are no longer in doubt.

Atlantic has adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS No. 114"), which sets the standard for recognition of loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings.

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

Facilities - Facilities are stated at cost, less accumulated depreciation and amortization. Charges to income for depreciation and amortization are computed on the straight-line method over the assets' estimated useful lives.

When properties are sold or otherwise disposed of, the gain or loss resulting from the disposition is credited or charged to income. Expenditures for maintenance and repairs are charged against income and renewals and betterments are capitalized.

Long-lived Assets - Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. Certain long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Other Real Estate Owned - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Off-Balance Sheet Instruments - In the ordinary course of business, Atlantic has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable.

Transfers of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from Atlantic, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) Atlantic does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Employee Benefits - Pension costs related to the SIMPLE Plan are charged to salaries and employee benefits expense and are funded as accrued. The accounting for income and costs associated with the Indexed Retirement Plans is described at Note 8.

Income Taxes - Provisions for income taxes are based on amounts reported in the statements of operations, after exclusion of non-taxable income such as interest on state and municipal securities, and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. The principal temporary differences are depreciation and amortization, provision for credit losses, and unrealized holding gains (losses) on securities. Deferred taxes are computed on the liability method as prescribed in SFAS No. 109, Accounting for Income Taxes.

Computation of Per Share Earnings - Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the years ended December 31, 2001 and 2000. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. At December 31, 2001 and 2000, the outstanding warrants totaled 559,820 and 592,010, respectively. However, for 2000, the warrants were not considered dilutive. For purposes of computing diluted EPS, the treasury stock method was used for 2001 and 2000. The following information was used in the computation of EPS on both a basic and diluted basis for the years ended December 31, 2001 and 2000 (dollars in thousands except per share data):

                                                                                    For the Year Ended December 31,
                                                                                    -------------------------------
                                                                                        2001                2000
                                                                                        ----                ----
     Basic EPS computation:
         Numerator - Net income                                                        $  637              $ 452
                                                                                       ======              =====
         Denominator - Weighted average shares outstanding                                607                596
                                                                                       ======              =====
         Basic EPS                                                                     $ 1.05              $0.76
                                                                                       ======              =====

     Diluted EPS computation:
         Numerator - Net income                                                        $  637              $ 452
                                                                                       ======              =====
         Denominator
              Weighted average shares outstanding                                         607                596
              Warrants                                                                     91                  -
                                                                                       ------              -----
                                                                                          698                596
                                                                                       ======              =====
         Diluted EPS                                                                   $ 0.91              $0.76
                                                                                       ======              =====


Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts on deposit in noninterest bearing accounts with other commercial banks, and federal funds sold.

Advertising and Business Development - Atlantic expenses advertising and business development costs as incurred. Advertising and business development costs for 2001 and 2000 as included in other operating expenses were $58,000 and $68,000, respectively.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Reclassification of Accounts - Certain items in the consolidated financial statements for 2000 have been reclassified to conform to the classifications used for the current year.


NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities at December 31, 2001 and 2000, follow (dollars in thousands):

                                      December 31, 2001                                   December 31, 2000
                            ---------------------------------------        ---------------------------------------
                                        Gross      Gross                                 Gross     Gross
                            Amortized Unrealized Unrealized   Fair         Amortized  Unrealized Unrealized   Fair
                               Cost     Gains     Losses      Value           Cost       Gains     Losses     Value
                               ----     -----     ------      -----           ----       -----     ------     -----

Available-for-sale
   Mortgage-backed securities$ 8,424  $    25     $ (120)   $ 8,329         $ 5,403    $     4    $ ( 81)   $ 5,326
   Other                         186         -         -        186             171          -         -        171
                             -------  -------     ------    -------         -------    -------    ------    -------

     Total available-for-sale   8,610       25     (120)      8,515           5,574          4      ( 81)     5,497
                             -------  -------     ------    -------         -------    -------    ------    -------

Held-to-maturity
   State, county and municipal
     bonds                     3,908       25        (35)     3,898           2,018         33         -      2,051
                             -------  -------     ------    -------         -------    -------    ------    -------

     Total held-to-maturity    3,908       25        (35)     3,898           2,018         33         -      2,051
                             -------  -------     ------    -------         -------    -------    ------    -------

Total investment securities  $12,518  $    50     $ (155)   $12,413         $ 7,592    $    37    $ ( 81)   $ 7,548
                             =======  =======     ======    =======         =======    =======   =======    =======


The fair value of securities fluctuates during the investment period. No provision for loss has been made in connection with the decline of fair value below book value, because the securities are purchased for investment purposes and the decline is deemed to be temporary. Temporary declines in fair value of securities available-for-sale at December 31, 2001, of $60,000 (net of deferred income taxes of $35,000) are regarded as an adjustment to stockholders' equity. The estimated fair value of securities is determined on the basis of market quotations. At December 31, 2001, securities with an amortized cost of $950,000 and market value of $955,000 were pledged to secure deposits and for other operating purposes.

No investment securities were sold during 2001 or 2000.

The cost and estimated fair value of debt and equity securities at December 31, 2001, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

                                                   Securities Available-for-Sale        Securities Held-to-Maturity
                                                   -----------------------------        ---------------------------
                                                      Amortized          Fair            Amortized          Fair
                                                        Cost             Value             Cost              Value
                                                        ----             -----             ----              -----

     Due in ten years or more                         $ 8,424          $ 8,329           $ 3,908           $ 3,898
     Other                                                186              186                 -                 -
                                                      -------          -------           -------           -------

                                                      $ 8,610          $ 8,515           $ 3,908           $ 3,898
                                                      =======          =======           =======           =======

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 3 - LOANS

The loan portfolio is classified as follows (dollars in thousands):

                                                                                         2001             2000
                                                                                         ----             ----

     Real estate loans                                                               $ 38,009         $ 28,773
     Commercial and agricultural loans                                                 17,552           15,665
     Consumer and other loans                                                           6,166            5,651
                                                                                     --------         --------
         Total loan portfolio                                                          61,727           50,089
     Less, deferred fees                                                                 (123)            (106)
     Less, allowance for credit losses                                                   (766)            (682)
                                                                                     --------         --------

              Loans, net                                                             $ 60,838         $ 49,301
                                                                                     ========         ========

At December 31, 2001, fixed rate loans (excluding nonaccrual loans) with maturities over one year totaled approximately $33.8 million.

The following is a summary of the transactions in the allowance for credit losses (dollars in thousands):

                                                                                         2001             2000
                                                                                         ----             ----

     Balance, beginning of period                                                      $  682           $  738
     Provisions charged to operating expenses                                             108               --
     Loans charged-off                                                                    (24)             (57)
     Recoveries                                                                            --                1
                                                                                       ------           ------

     Balance, end of period                                                            $  766           $  682
                                                                                       ======           ======


At December 31, 2001, only one loan totaling $21,000 was considered impaired. At December 31, 2000, no loans were considered impaired or nonaccrual.


NOTE 4 - FACILITIES

Facilities are summarized as follows (dollars in thousands):

                                                                     Accumulated                          Estimated
                                                                 Depreciation and        Net Book         Useful
                                                        Cost        Amortization          Value            Lives
                                                        ----        ------------          -----            -----
December 31, 2001:
     Land and land improvements                       $   946       $      -            $   946
     Bank building and improvements                     1,980            243              1,737       5 - 40 years
     Furniture, fixtures, and equipment                 1,013            460                553       3 - 10 years
                                                      -------       --------            -------

                                                      $ 3,939       $    703            $ 3,236
                                                      =======       ========            =======

December 31, 2000:
     Land and land improvements                       $   946       $      -            $   946
     Bank building and improvements                     1,337            163              1,174       5 - 40 years
     Furniture, fixtures, and equipment                   754            273                481       3 - 10 years
                                                      -------       --------            -------

                                                      $ 3,037       $    436            $ 2,601
                                                      =======       ========            =======

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 4 - FACILITIES (Continued)

Depreciation and amortization of facilities totaled $267,000 and $214,000 in 2001 and 2000, respectively.

Atlantic leases property for a branch location at 13799 Beach Boulevard, Jacksonville, Florida, under a non-cancellable operating lease. Under the terms of the lease, the lease term commenced in May 2001, with no rent due the first twelve months. Annual minimum future rental payments are $99,000 in 2002, $148,500 in the years 2003 through 2010, and $49,500 in 2011.


NOTE 5 - TIME DEPOSITS

Time deposits at December 31, 2001 and 2000, totaled $30,704,000 and $27,199,000, respectively. Maturities of such deposits follow (dollars in thousands):

                                                       December 31, 2001                  December 31, 2000
                                                -----------------------------      ----------------------------
                                                Time, $100,000     Other Time      Time, $100,000    Other Time
                                                    And Over       Deposits            And Over       Deposits
                                                    --------       --------            --------       --------

     Three months or less                          $ 5,318          $ 9,052           $ 3,743          $ 5,363
     Over three through twelve months                3,550            9,196             4,234           10,259
     Over twelve months through three years              -            2,210             1,247            2,269
     Over three years                                1,335               43                 -               84
                                                   -------          -------           -------          -------

                                                   $10,203          $20,501           $ 9,224          $17,975
                                                   =======          =======           =======          =======


Interest expense on certificates of deposit of $100,000 or more totaled $599,000 and $438,000 for 2001 and 2000, respectively. Interest expense on other time deposits totaled $1,129,000 and $844,000 for 2001 and 2000, respectively.


NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):
                                                   December 31,
                                              ---------------------
                                              2001             2000
                                              ----             ----

     FHLB of Atlanta advances              $ 2,300           $ 2,300
     Revolving lines of credit                 744               744
                                           -------           -------

                                           $ 3,044           $ 3,044
                                           =======           =======


FHLB of Atlanta Advances. On December 29, 1999, Atlantic obtained an advance from FHLB of $2,300,000 collateralized by Atlantic's FHLB capital stock and assigned collateral consisting of wholly-owned residential (1-4 units) first mortgage loans of approximately $2,509,000. On November 17, 2000, this advance was converted to a 5-year European Convertible advance, which afforded Atlantic more favorable terms at the time of conversion. This advance matures on November 17, 2005, and has a fixed interest rate at 6.05%.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 6 - OTHER BORROWINGS (Continued)

Revolving Lines of Credit. On February 11, 1999, Atlantic obtained a revolving line of credit in the amount of $50,100 from Columbus Bank and Trust Company ("Columbus"). On August 11, 1999, Atlantic obtained two revolving lines of credit from Columbus totaling $1.0 million, and repaid existing advances under the line of credit dated February 11, 1999. For the remaining two lines of credit, principal and interest at 0.50% below prime are due on August 11, 2002. The proceeds from the lines of credit have been used to acquire real estate, fund start-up costs for the mortgage banking operations, and provide additional working capital for Atlantic. At both December 31, 2001 and 2000, $744,000 had been advanced to Atlantic under the lines of credit, which are secured by the common stock of Atlantic's wholly-owned banking subsidiary, Oceanside Bank.


NOTE 7 - INCOME TAXES

The provision for income taxes on income is summarized as follows (dollars in thousands):

                                                    Year Ended December 31,
                                                    -----------------------
                                                    2001              2000
                                                    ----              ----
Current:
     Federal                                       $  209            $  207
     State                                             36                35
                                                   ------            ------
                                                      245               242
                                                   ------            ------

Deferred:
     Federal                                          (16)              (14)
     State                                            ( 3)              ( 2)
                                                   ------            ------
                                                      (19)              (16)
                                                   ------            ------

              Total income tax provision           $  226            $  226
                                                   ======            ======


A reconciliation of the income tax benefit computed at the federal statutory rate of 34% and the income tax provision (benefit) shown on the statement of operations, follows (dollars in thousands):

                                                     Year Ended December 31,
                                                     -----------------------
                                                     2001              2000
                                                     ----              ----

     Tax computed at statutory rate                 $  293            $  231
     Increase (decrease) resulting from:
         Nontaxable interest income, net               (60)              (10)
         Other                                          (7)                5
                                                    ------            ------

              Income tax provision                  $  226            $  226
                                                    ======            ======

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 7 - INCOME TAXES (Continued)

The components of the net deferred income tax assets are as follows
        (dollars in thousands):
                                                   December 31,
                                               ----------------------
                                               2001              2000
                                               ----              ----
     Deferred tax asset:
         Federal                             $  241            $  220
         State                                   41                38

                                             ------            ------
                                                282               258
                                             ------            ------
     Deferred tax liability:
         Federal                                (16)              (18)
         State                                  ( 2)              ( 3)
                                             ------            ------

                                                (18)              (21)
                                             ------            ------

              Net deferred tax asset         $  264            $  237
                                             ======            ======


The tax effects of each type of significant item that gave rise to deferred taxes are (dollars in thousands):

                                                            December 31,
                                                        ----------------------
                                                        2001              2000
                                                        ----              ----


     Allowance for credit losses                      $  286            $  214
     Net unrealized holding losses on securities          36                29
     Depreciation                                         (6)                1
     Other                                               (52)               (7)
                                                      ------            ------

              Net deferred tax asset                  $  264            $  237
                                                      ======            ======


NOTE 8 - EMPLOYEE BENEFITS AND INDEXED RETIREMENT PLANS

SIMPLE Plan. Atlantic sponsors a SIMPLE Plan that covers substantially all employees. Atlantic matches each participant's contribution, subject to a maximum of 3% of the participant's salary. The SIMPLE Plan is a prototype plan and has been approved by the Internal Revenue Service. The amount included in salaries and employee benefits as pension expense totaled $36,000 and $23,000 for 2001 and 2000, respectively.

Indexed Retirement Plans. In 2000, Atlantic adopted an Indexed Retirement Plan ("IRP") for Atlantic's seven directors and four of its current or former officers. The purpose of the IRP is to retain qualified directors and members of management by offering a retirement benefit. Benefits under the IRP began vesting over a five-year period, starting with service beginning in 1997. Upon his resignation from Atlantic, a former officer and director was 60% vested in the IRP. The remaining ten participants were each 100% vested at the end of 2001.

During 2000, Atlantic purchased a pool of life insurance policies with $1,100,000 that had previously been invested in overnight federal funds sold. The policies have cash surrender values that can progressively grow, based on a fluctuating index of life insurance securities, resulting in an earnings stream. The portion of that earnings stream equal to what Atlantic had been earning on its overnight federal funds sold is realized as income by Atlantic. The variable portion above what is retained by Atlantic is used to fund the IRP for the eleven participants.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 8 - EMPLOYEE BENEFITS AND INDEXED RETIREMENT PLANS (Continued)

The IRP participants will begin receiving annual cash retirement benefit payments for a period of fifteen years after reaching age 65 in most cases. The size of these payments will depend on the growth in value of the purchased pool of life insurance policies. In addition, the beneficiaries of eight of the participants will each receive $100,000 death benefits, payable upon the respective participant's death. The remaining three participants will receive a larger lump sum payment in their fifteenth year of receiving retirement benefits. A summary of the activity for the IRP follows (dollars in thousands):

                                                                December 31,
                                                               -------------
                                                               2001     2000
                                                               ----     ----

  Policy income included in other income                     $   64   $   54
  Pension expense included in other operating expenses          (52)     (44)
  Life insurance expense included in other operating expenses    (6)      (5)
  Deferred income tax benefit                                    20       16
                                                             ------   ------

      Net after income tax benefit                           $   26   $   21
                                                             ======   ======


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Credit-Related Financial Instruments. Atlantic is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Atlantic's exposure to credit loss is represented by the contractual amount of these commitments. Atlantic follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At December 31, 2001 and 2000, the following financial instruments were outstanding whose contract amounts represent credit risk for Atlantic (dollars in thousands):

                                                   December 31,
                                                   ------------
                                               2001              2000
                                               ----              ----

     Commitments to extend credit          $ 12,747           $ 8,669
     Standby letters of credit             $  1,189           $ 1,171


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by Atlantic, is based on management's credit evaluation of the customer.

Unfunded commitments under commercial lines-of-credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are generally uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which Atlantic is committed.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Commercial and standby letters-of-credit are conditional commitments issued by Atlantic to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Approximately $62,000 of the $98,000 of letters-of-credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. Atlantic generally holds collateral supporting those commitments if deemed necessary.

Collateral Requirements. To reduce credit risk related to the use of credit-related financial instruments, Atlantic might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on Atlantic's credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment, and real estate.

If the counterparty does not have the right and ability to redeem the collateral or Atlantic is permitted to sell or repledge the collateral on short notice, Atlantic records the collateral in its statement of financial condition at fair value with a corresponding obligation to return it.

Litigation. Atlantic is a party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the financial position of Atlantic.

Other. At December 31, 2001, Atlantic had $5,800,000 unfunded lines of credit from other banks for the purchase of overnight federal funds.


NOTE 10 - CONCENTRATIONS OF CREDIT

Substantially all of Atlantic's loans, commitments, and standby letters of credit have been granted to customers in northeast Florida. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers. Atlantic, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of its legal lending limit. Atlantic does not have any significant concentrations to any one industry or customer.


NOTE 11 - RELATED PARTIES

Atlantic has entered into transactions with its directors, executive officers, significant stockholders, and their affiliates (Related Parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. Total loans to related parties amounted to $1,499,000 and $441,000 at December 31, 2001 and 2000, respectively. Unfunded commitments to the same parties totaled approximately $1,155,000 at December 31, 2001.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 11 - RELATED PARTIES (Continued)

A summary of activity for 2001 and 2000 for such loans follows
(dollars in thousands):

                                 Beginning                                           End of
                                 of Period         Additions       Reductions        Period
                                 ---------         ---------       ----------        ------

     December 31, 2001           $    441          $ 2,069          $ 1,011         $ 1,499
                                 ========          =======          =======         =======
     December 31, 2000           $    646          $   232          $   437         $   441
                                 ========          =======          =======         =======


Deposits of insiders and their related interests totaled $6,615,000 and $4,832,000 at December 31, 2001 and 2000, respectively.


NOTE 12 - STOCKHOLDERS' EQUITY

Preferred Stock. In addition to the 10,000,000 shares of authorized common stock, Atlantic's articles of incorporation authorize up to 2,000,000 shares of preferred stock. The board of directors are further authorized to establish designations, powers, preferences, rights, and other terms for preferred stock by resolution. No shares of preferred stock have been issued.

Warrants. In connection with Oceanside's 1997 stock offering, each investment unit consisted of one share of common stock and one transferable warrant to purchase one share of common stock at $10.00 per share during the five-year period beginning on the date Atlantic opened for business (July 21, 1997). After July 21, 1998, the board of directors of Oceanside, by written notice to each stockholder, may shorten the period during that the warrants may be exercised to a period ending no sooner than 30 days after such notice is mailed.

A summary of the warrant activity during 2001 and 2000 follows:

                                           Number of            Weighted Average
                                            Warrants            Exercise Price
                                            --------            --------------

     Outstanding at December 31, 1999       593,510                  $ 10.00
     Warrants exercised, 2000                (1,500)                 $ 10.00
                                            -------
     Outstanding at December 31, 2000       592,010                  $ 10.00
     Warrants exercised, 2001               (32,190)                 $ 10.00
                                            -------
     Outstanding at December 31, 2001       559,820                  $ 10.00
                                            =======


All outstanding warrants were fully vested and exercisable at December 31, 2001, with a remaining contractual life of approximately 7 months.

Dividends. The ability of Atlantic to pay dividends to stockholders depends primarily on dividends received by Atlantic from its subsidiary, Oceanside. Oceanside's ability to pay dividends is limited by federal and state banking regulations based upon Oceanside's profitability and other factors. State banking statutes further require (i) prior approval, (ii) that at least 20% of the prior year's earnings be transferred to additional paid-in capital (surplus) annually until surplus equals or exceeds Oceanside's common stock, and (iii) that certain minimum capital levels are maintained. At December 31, 2001, retained earnings of approximately $588,000 were available to pay dividends to the holding company only (Atlantic) in order to maintain Oceanside's current regulatory capital classification.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 13 - NONINTEREST OPERATING EXPENSES

Other expenses follow (dollars in thousands):
                                                            2001          2000
                                                            ----          ----

         Advertising and business development            $    58       $    68
         Processing and settlement fees                      215           196
         Professional, legal, and audit fees                 148           154
         ATM expense                                          32            38
         Stationery, printing, and supplies                   85            81
         Dues and subscriptions                               30            22
         Education, training, and conventions                 33            34
         Insurance (excluding group insurance)                54            31
         Telephone                                            91            68
         Director fees                                        57            57
         Postage and freight                                  60            53
         Other miscellaneous expenses                        281           243
                                                         -------       -------
                                                         $ 1,144       $ 1,045
                                                         =======       =======


NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash, Cash Equivalents, and Short-term Investments. For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Investment Securities. For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     Loans Receivable. For loans subject to repricing and loans intended for sale within six months, fair value is estimated at the carrying amount plus accrued interest, if material.

     The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     Deposit Liabilities. The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of long-term fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     Short-term Debt. For short-term debt, including accounts and demand notes payable, the carrying amount is a reasonable estimate of fair value.

     Other Borrowings. For borrowings at a recent market interest rate, the carrying amount is a reasonable estimate of fair value. Otherwise, the borrowing will be estimated using the rates currently incurred for borrowings of similar remaining maturities.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     The estimated fair values of Atlantic's financial instruments at December 31, 2001, follow (dollars in thousands):

                                                   Carrying            Fair
                                                    Amount             Value
                                                    ------             -----
     Financial Assets
         Cash and deposits in other banks         $  5,251          $  5,251
         Investment securities                      12,423            12,413
         Loans, net                                 60,838            65,170
                                                  --------          --------

              Total assets valued                 $ 78,512          $ 82,834
                                                  ========          ========

     Financial Liabilities
         Deposits                                 $ 73,780          $ 74,044
         Other borrowings                            3,044             2,816
                                                  --------          --------

              Total liabilities valued            $ 76,824          $ 76,860
                                                  ========          ========


While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were Atlantic to have disposed of such items at December 31, 2001, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2001, should not necessarily be considered to apply at subsequent dates.


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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 15 - REGULATORY CAPITAL MATTERS (Continued)

As of December 31, 2001, the most recent notification from the FDIC, Oceanside was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, it will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.




                                                                                                    To Be Well
                                                                                                   Capitalized
                                                                                                   Under Prompt
                                                                  For Capital                    Corrective Action
                                         Actual                  Adequacy Purposes                  Provisions
                                    Amount     Ratio           > Amount   > Ratio               > Amount   > Ratio
                                    ------     -----           --------   -------               --------   -------
                                                              (dollars in thousands)
As of December 31, 2001:
     Total Risk-Based Capital
     (To Risk-Weighted Assets)     $ 7,681     10.83%           $ 5,675     8.00%                $ 7,093    10.00%
     Tier I Capital
     (To Risk-Weighted Assets)     $ 6,915      9.75%           $ 2,837     4.00%                $ 4,256     6.00%
     Tier I Capital
     (To Average Assets)           $ 6,915      8.67%           $ 3,189     4.00%                $ 3,986     5.00%

As of December 31, 2000:
     Total Risk-Based Capital
     (To Risk-Weighted Assets)     $ 6,888     11.64%           $ 4,736     8.00%                $ 5,920    10.00%
     Tier I Capital
     (To Risk-Weighted Assets)     $ 6,206     10.48%           $ 2,368     4.00%                $ 3,552     6.00%
     Tier I Capital
     (To Average Assets)           $ 6,206      8.83%           $ 2,810     4.00%                $ 3,513     5.00%


                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 16 - PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for Atlantic BancGroup, Inc.
 (parent only):

Condensed Balance Sheets as of December 31:                                        2001       2000
                                                                                   ----       ----
                                                                             (Dollars In Thousands)
Assets
     Cash and cash equivalents                                                  $   287    $    11
     Investment in and advances to subsidiary bank                                6,855      6,158
     Investment in mortgage banking subsidiary                                       --         --
     Other assets                                                                   563        597
                                                                                -------    -------
     Total                                                                      $ 7,705    $ 6,766
                                                                                =======    =======

Liabilities and Stockholders' Equity
     Liabilities                                                                $   738    $   746
     Stockholders' equity                                                         6,967      6,020
                                                                                -------    -------
     Total                                                                      $ 7,705    $ 6,766
                                                                                =======    =======

Condensed Statements of Operations and Stockholders' Equity
Years Ended December 31:                                                           2001       2000
                                                                                   ----       ----
                                                                             (Dollars In Thousands)
Equity in net income of subsidiary bank                                         $   709    $   541
Equity in net loss of mortgage banking subsidiary                                    --         --
Other income                                                                         62        205
Other expenses                                                                     (134)      (294)
                                                                                -------    -------
Net income                                                                          637        452
Stockholders' Equity:
     Beginning of  year                                                           6,020      5,404
     Stock warrants exercised and rounding                                          322         15
     Net change in unrealized holding gains (losses)
         on securities in subsidiary bank                                           (12)       149
                                                                                -------    -------

     End of year                                                                $ 6,967    $ 6,020
                                                                                =======    =======

Condensed Statements of Cash Flows
Years Ended December 31:                                                          2001     2000
                                                                                  ----     ----
                                                                             (Dollars In Thousands)
Operating Activities
Net income                                                                        $ 637      $ 452
Adjustment to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed earnings of subsidiaries                              (709)      (541)
     Other                                                                           29         84
                                                                                  -----      -----
Net Cash Used In Operating Activities                                               (43)        (5)
Net Cash Used by Investing Activities:
     Purchase of facilities                                                          (3)       (11)
Net Cash Provided by Financing Activities:
     Proceeds from other borrowings                                                  --          2
     Advances to mortgage banking subsidiary                                         --         --
     Proceeds from stock warrants exercised                                         322         15
                                                                                  -----      -----
Increase in Cash and Cash Equivalents                                               276          1
Cash and Cash Equivalents:
     Beginning of year                                                               11         10
                                                                                  -----      -----
     End of year                                                                  $ 287      $  11
                                                                                  =====      =====




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information contained under the section captioned "Election of Directors" in the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2002, filed as Exhibit 99.1 herein (the "Proxy Statement"), is incorporated herein by reference.

                      SECTION 16(a) REPORTING REQUIREMENTS

The information contained under the section captioned "Section 16(a) Reporting Requirements" in the registrant's definitive Proxy Statement and is incorporated herein by reference (see Exhibit 99.1).


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

               10.2 File Solutions Software Maintenance Agreement dated as of
                    July 15, 1997, between Oceanside and SPARAK Financial Systems, Inc. (Incorporated by reference to Exhibit 10.2 to Atlantic's Form 10-KSB for year ended December 31, 1999)

               10.3 Remote Data Processing Agreement dated as of March 3, 1997, between Oceanside and Bankers Data Services, Inc. (Incorporated by reference to Exhibit 10.3 to Atlantic's Form 10-KSB for year ended December 31, 1999)

               10.4 Lease dated September 27, 2000, between MANT EQUITIES, LLC and Oceanside Bank (Incorporated by reference to Exhibit
                    10.4 to Atlantic's Form 10-KSB for year ended December 31,
                    2000)

               11 The computation of per share earnings is shown in the consolidated financial statements of Atlantic BancGroup, Inc. and Subsidiary for December 31, 2001 and 2000, contained in Item 7, on Page 47 of the Notes to Consolidated Financial Statements

               21.1 Subsidiary of the Registrant

               99.1 Atlantic BancGroup, Inc. Proxy Statement for the Annual
                    Meeting of Shareholders to be held on April 25, 2002

     (b)  Reports on Form 8-K

          No current reports on Form 8-K were filed by Atlantic during the last fiscal quarter covered by this report.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville Beach, State of Florida, on the 21st of March, 2002.

                                  ATLANTIC BANCGROUP, INC.

                                  /s/     Barry W. Chandler
                                  -------------------------
                                  Barry W. Chandler
                                  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 21st of March, 2002.

Signature                          Title
---------                          -----

/s/Donald F. Glisson, Jr.     Chairman of the Board
-------------------------
   Donald F. Glisson, Jr.

/s/Barry W. Chandler          President and Chief Executive Officer
-------------------------
   Barry W. Chandler

/s/David L. Young             Executive Vice President, Chief Financial Officer,
-------------------------     and Corporate Secretary
   David L. Young

/s/Frank J. Cervone           Director
-------------------------
   Frank J. Cervone

/s/Jimmy Dubberly             Director
-------------------------
   Jimmy Dubberly

/s/Robin H. Scheiderman       Director
-------------------------
   Robin H. Scheiderman

/s/G. Keith Watson            Director
-------------------------
   G. Keith Watson

/s/Conrad L. Williams         Director
-------------------------
   Conrad L. Williams

/s/Dennis M. Wolfson          Director
-------------------------
   Dennis M. Wolfson

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                                   Form 10-KSB
                     For Fiscal Year Ended December 31, 2001

                                  EXHIBIT INDEX
                                  -------------

Exhibit
-------
  No.                            Exhibit
  ---               ----------------------------------

21.1                Subsidiary of the Registrant

99.1 Atlantic BancGroup, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2002