Form 10QSB
period 2002-03-31
ATLANTIC BANCGROUP INC
filed 2002-05-15
CIK 1087790

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

                  For the Quarterly Period Ended March 31, 2002
                        Commission File Number 001-15061
                                               ---------

--------------------------------------------------------------------------------

                            ATLANTIC BANCGROUP, INC.
                            ------------------------
        (Exact Name of small business issuer as specified in its charter)

            Florida                                              59-3543956
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


         1315 S. Third Street
     Jacksonville Beach, Florida                                         32250
----------------------------------------                              ----------
(Address of Principal Executive Offices)                              (Zip Code)


--------------------------------------------------------------------------------

                                 (904) 247-9494
                                 --------------
                 (Issuer's telephone number including area code)

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

    Class                                          Outstanding as of May 3, 2002
---------------------------------                  -----------------------------
Common Stock                                       Common Stock - 642,783
 Par Value $0.10 per share
Warrants to purchase Common Stock                  Warrants - 546,077
 at $10.00 per share

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

               FORM 10-QSB - FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX
                                      -----

                                                                           PAGE
                                                                          NUMBER
PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements

     Condensed Consolidated Statements of Financial Condition as of
     March 31, 2002 (Unaudited) and December 31, 2001.....................    3

     Consolidated Statements of Operations and Comprehensive Income
     for the Three Months Ended March 31, 2002 and 2001 (Unaudited).......    4

     Condensed Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 2002 and 2001 (Unaudited).....................    5

     Consolidated Statement of Changes in Stockholders' Equity (Unaudited)    6

     Notes to Consolidated Financial Statements (Unaudited)...............    7

     Review by Independent Certified Public Accountants...................   12

     Report on Review by Independent Certified Public Accountants.........   13


 Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   14

 Item 3 - Quantitative and Qualitative Disclosures about Market Risk......   20


PART II - OTHER INFORMATION...............................................   21


SIGNATURES................................................................   22

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in Thousands Except Per Share Data)


                                                             March 31, 2002    December 31,
                                                              (Unaudited)          2001
                                                              -----------          ----
ASSETS
Cash and due from banks                                        $   5,276       $   4,981
Federal funds sold                                                 4,630             270
                                                               ---------       ---------
        Total cash and cash equivalents                            9,906           5,251
Interest-bearing deposits in other banks                             107             111
Securities, available-for-sale                                     7,858           8,515
Securities, held-to-maturity (market value of
  $3,902 in 2002 and $3,898 in 2001)                               3,908           3,908
Loans less allowance for credit losses                            65,407          60,838
Facilities                                                         3,371           3,236
Other assets                                                       2,058           2,042
                                                               ---------       ---------
              TOTAL                                            $  92,615       $  83,901
                                                               =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
        Noninterest-bearing accounts                           $  16,548       $  14,532
        NOW accounts                                               5,884          10,662
        Money market accounts                                     19,556          15,340
        Savings accounts                                           2,853           2,255
        Time deposits, $100,000 and over                          11,075          10,203
        Other time deposits                                       18,889          20,501
                                                               ---------       ---------

              Total deposits                                      74,805          73,493

Other borrowings                                                  10,263           3,044
Other accrued expenses and liabilities                               390             397
                                                               ---------       ---------

              Total liabilities                                   85,458          76,934
                                                               ---------       ---------

Commitments and contingencies                                         --              --
                                                               ---------       ---------

Stockholders' equity:
        Common stock                                                   6               6
        Additional paid-in capital                                 4,635           4,550
        Retained earnings                                          2,579           2,471
        Accumulated other comprehensive income:
              Net unrealized holding losses on securities            (63)            (60)
                                                               ---------       ---------

              Total stockholders' equity                           7,157           6,967
                                                               ---------       ---------

              TOTAL                                            $  92,615       $  83,901
                                                               =========       =========

Book value per common share                                    $   11.23       $   11.08
                                                               =========       =========

Common shares outstanding                                        637,550         629,040
                                                               =========       =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)

                                                                   For the Three Months Ended March 31,
                                                                   ------------------------------------
                                                                            2002          2001
                                                                            ----          ----

Interest and fees on loans                                                $ 1,250       $ 1,280
Investment income on investment securities
        and interest-bearing deposits in other banks                          170           136
Federal funds sold                                                              9            85
                                                                          -------       -------
              Total interest income                                         1,429         1,501
                                                                          -------       -------

Interest on deposits                                                          443           645
Other borrowings and federal funds purchased                                   38            52
                                                                          -------       -------
              Total interest expense                                          481           697
                                                                          -------       -------

              Net interest income before provision for credit losses          948           804

Provision for credit losses                                                    27            --
                                                                          -------       -------

              Net interest income                                             921           804
                                                                          -------       -------

Service charges on deposit accounts                                           124            99
Mortgage banking fees                                                          40            62
Other fees and income                                                          37            37
                                                                          -------       -------
              Total other income                                              201           198
                                                                          -------       -------

Other expenses:
        Salaries and employee benefits                                        479           391
        Expenses of bank premises and fixed assets                            197           153
        Other operating expenses                                              302           235
                                                                          -------       -------
              Total other expenses                                            978           779
                                                                          -------       -------

Income before provision for income taxes                                      144           223

Provision for income taxes                                                     36            51
                                                                          -------       -------
Net income                                                                    108           172

Other comprehensive income, net of income taxes:
        Unrealized holding gains (losses) arising during period                (3)           42
                                                                          -------       -------
Comprehensive income                                                      $   105       $   214
                                                                          =======       =======

Earnings per common share
        Basic                                                             $  0.17       $  0.29
                                                                          =======       =======
        Dilutive                                                          $  0.15       $  0.28
                                                                          =======       =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)



                                                             For the Three Months Ended March 31,
                                                             ------------------------------------
                                                                     2002           2001
                                                                     ----           ----

Net cash provided by operating activities                          $    278       $    426
                                                                   --------       --------

Cash flows from investing activities:
        Net (increase) decrease in:
              Investment securities                                     651         (1,695)
              Interest-bearing deposits in other banks                    4              2
              Loans                                                  (4,596)        (3,848)
        Purchases of bank premises and equipment, net                  (213)           (60)
                                                                   --------       --------

              Net cash used by investing activities                  (4,154)        (5,601)
                                                                   --------       --------

Cash flows from financing activities:
        Net increase in deposits                                      1,312          5,275
        Proceeds from other borrowings                                7,219             --
                                                                   --------       --------

              Net cash provided by financing activities               8,531          5,275
                                                                   --------       --------

Increase in cash and cash equivalents                                 4,655            100

Cash and cash equivalents at beginning of period                      5,251         12,965
                                                                   --------       --------

Cash and cash equivalents at end of period                         $  9,906       $ 13,065
                                                                   ========       ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                                                    Net
                                                                                                Unrealized
                                                  Common Stock         Additional                 Holding        Total
                                              --------------------      Paid-in     Retained     Losses on    Stockholders'
                                              Shares        Amount      Capital     Earnings     Securities      Equity
                                              ------        ------      -------     --------     ----------      ------
                                                                       (Dollars In Thousands)

Balance, December 31, 2001                    629,040      $     6      $ 4,550      $ 2,471      $   (60)      $ 6,967

Warrants exercised                              8,510           --           85           --           --            85

Comprehensive income:
   Net income                                      --           --           --          108           --
   Net change in unrealized
    holding gains (losses) on securities           --           --           --           --           (3)

   Total comprehensive income                      --           --           --           --           --           105
                                              -------      -------      -------      -------      -------       -------

Balance, March 31, 2002                       637,550      $     6      $ 4,635      $ 2,579      $   (63)      $ 7,157
                                              =======      =======      =======      =======      =======       =======




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


NOTE 1 - ACCOUNTING POLICIES

Our consolidated financial statements include the accounts of Atlantic BancGroup, Inc., ("Atlantic"), and its wholly-owned subsidiary, Oceanside Bank ("Oceanside"). Our consolidated financial statements for the three months ended March 31, 2002 and 2001, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In our opinion, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2001, and are incorporated herein by reference.

Our corporate offices are located at 1315 South Third Street, Jacksonville Beach, Florida. This location is also our main banking office for Oceanside, which opened July 21, 1997, as a state-chartered banking organization. We also operate a branch office located at 560 Atlantic Boulevard, Neptune Beach, Florida; and a new branch located at 13799 Beach Boulevard, Jacksonville, Florida, which opened August 13, 2001.

Oceanside provides a wide range of banking services to individual and corporate customers primarily in Duval County and St. Johns County, Florida. We are subject to regulations issued by certain regulatory agencies and undergo periodic examinations by those agencies.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans ("Other Real Estate Owned"). We obtain independent appraisals for significant properties in connection with the determination of the allowance for credit losses on loans and foreclosed real estate.

While we use available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowances for losses on loans and foreclosed real estate. Such agencies may require us to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

Fair Value of Financial Instruments - Financial instruments consist of cash, due from banks, federal funds sold, investment securities, loans receivable, accrued interest receivable, deposits, other borrowings, accrued interest payable, and off-balance sheet commitments such as commitments to extend credit and standby letters of credit. On an interim basis, we consider the cost of providing estimated fair values by each class of financial instrument to exceed the benefits derived. In our opinion, the carrying amount of financial instruments approximates fair value.

Reclassifications - Certain amounts in the prior periods have been reclassified to conform to the presentation for the current period.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


NOTE 1 - ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The standard provides that goodwill and other intangible assets with indefinite lives are no longer to be amortized. These assets are to be reviewed for impairment annually or more frequently if impairment indicators are present. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. Impairment testing is required during the first year of adoption and any impairment losses resulting from such testing will be reported as a cumulative effect of a change in accounting principle in the first quarter of 2002. We do not have any recorded goodwill or intangible assets; therefore, the adoption of SFAS 142 will not have a significant impact on our financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Although earlier application is encouraged, SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We believe the adoption of SFAS 143 will not have a significant impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The proposed standard provides a unified model for all assets to be disposed of, including the disposal of segments of a business currently accounted for under APB Opinion No. 30. SFAS 144 also resolves the implementation issues and inconsistencies in the accounting for disposing of assets raised by SFAS 121 and covers the reporting of discontinued operations. The standard supercedes SFAS 121, while retaining the recognition and measurement provisions of SFAS 121 for long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. We believe the adoption of SFAS 144 will not have a significant impact on our financial position or results of operations.


NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three months ended March 31, 2002 and 2001. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. At March 31, 2002 and 2001, the outstanding warrants totaled 551,310 and 590,410, respectively. For purposes of computing diluted EPS, the treasury stock method was used for 2002 and 2001. The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended March 31, 2002 and 2001:

                                                                Three Months Ended March 31,
                                                                  2002                 2001
                                                                  ----                 ----
     Basic EPS computation:
         Numerator - Net income                                 $108,000            $172,000
                                                                --------            --------
         Denominator - Weighted average shares outstanding       631,610             597,316
                                                                --------            --------
         Basic EPS                                                 $0.17               $0.29
                                                                ========            ========
     Diluted EPS computation:
         Numerator - Net income                                 $108,000            $172,000
                                                                --------            --------
         Denominator -
              Weighted average shares outstanding                631,610             597,316
              Warrants                                            99,417              28,115
                                                                --------            --------
                                                                 731,027             625,431
                                                                --------            --------
         Diluted EPS                                               $0.15               $0.28
                                                                ========            ========

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                                March 31, 2002                          December 31, 2001
                                                --------------                          -----------------
                                                      Net                                       Net
                                    Amortized     Unrealized    Fair           Amortized      Unrealized     Fair
                                      Cost          Losses      Value            Cost          Losses       Value
                                      ----          ------      -----            ----          ------       -----
Available-for-sale
   Mortgage-backed securities       $  7,741        $ (101)    $  7,640         $  8,424       $  (95)     $  8,329
   Other                                 218             -          218              186           --           186
                                    --------        ------     --------         --------       ------      --------

     Total available-for-sale          7,959          (101)       7,858            8,610           (95)       8,515
                                    --------        ------     --------         --------       ------      --------

Held-to-maturity
   State, county and municipal
     bonds                             3,908            (6)       3,902            3,908           (10)       3,898
                                    --------        ------     --------         --------       ------      --------

     Total held-to-maturity            3,908            (6)       3,902            3,908           (10)       3,898
                                    --------        ------     --------         --------       ------      --------

Total investment securities          $11,867        $ (107)     $11,760          $12,518        $ (105)     $12,413
                                     =======        ======      =======          =======        ======      =======



NOTE 4 - LOANS

Loans consisted of (dollars in thousands):
                                                   March 31,       December 31,
                                                     2002               2001
                                                     ----               ----

Real estate loans                                  $ 41,660          $ 38,009
Commercial and agricultural loans                    18,504            17,552
Consumer and other loans                              6,161             6,166
                                                     ------            ------
         Total loan portfolio                        66,325            61,727
Less, deferred fees                                    (133)             (123)
Less, allowance for credit losses                      (785)             (766)
                                                     ------            ------
         Loans, net                                $ 65,407          $ 60,838
                                                   ========          ========

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for credit losses. We maintain the allowance for credit losses at a level that we believe to be sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                                    For the Three      For the Twelve
                                                     Months Ended       Months Ended
                                                    March 31, 2002    December 31, 2001
                                                    --------------    -----------------

         Balance, beginning of period                    $ 766              $ 682
         Provision charged to operating expense             27                108
         Loans, charged-off                                 (8)               (24)
         Recoveries                                         --                 --
                                                         -----              -----

         Balance, end of period                          $ 785              $ 766
                                                         =====              =====


We had classified only one loan as impaired at both March 31, 2002, and December 31, 2001, with principal balances of $12,000 and $21,000, respectively.


NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

                                                          March 31,         December 31,
                                                            2002                2001
                                                            ----                ----

     FHLB of Atlanta advance                               $ 2,300            $ 2,300
     Securities under agreements to repurchase               7,469                 --
     Revolving lines of credit                                 494                744
                                                           -------            -------
                                                           $10,263            $ 3,044
                                                           =======            =======


FHLB of Atlanta Advances. On December 29, 1999, we obtained an advance from FHLB of $2.3 million collateralized by FHLB capital stock and assigned collateral consisting of wholly-owned residential (1-4 units) first mortgage loans of approximately $2.5 million. On November 17, 2000, this advance was converted to a 5-year European Convertible advance, which afforded us more favorable terms at the time of conversion. This advance matures on November 17, 2005, and has a fixed interest rate at 6.05%.

Repurchase Agreements. We have securities under agreements to repurchase with a par value of $5,869,000 and a fair value of $5,788,000 securing overnight borrowings totaling $7,469,000. The interest rate on this overnight borrowing was 0.75%.

Revolving Lines of Credit. On February 11, 1999, we obtained a revolving line of credit in the amount of $50,100 from Columbus Bank and Trust Company ("Columbus"). On August 11, 1999, we obtained two revolving lines of credit from Columbus totaling $1.0 million, and repaid existing advances under the line of credit dated February 11, 1999. For the remaining two lines of credit, principal and interest at 0.50% below prime are due on August 11, 2002. The proceeds from the lines of credit were used to acquire real estate, fund start-up costs for the mortgage banking operations, and provide additional working capital. The lines of credit are secured by the common stock of Atlantic's wholly-owned banking subsidiary, Oceanside. At December 31, 2001, $744,000 had been advanced under the lines of credit. During 2002, we used proceeds from the recently exercised warrants to reduce the outstanding balances under these lines of credit to $494,000.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002


NOTE 7 - STOCKHOLDERS' EQUITY

A summary of the warrant activity for 2002 follows:

         Warrants outstanding at December 31, 2001                559,820
         Warrants exercised during the three months
              ended March 31, 2002                                 (8,510)
                                                                  -------

         Warrants outstanding at March 31, 2002                   551,310
                                                                  =======


All outstanding warrants were fully vested and exercisable at March 31, 2002, with a remaining contractual life of approximately four months.


NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Oceanside is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. Financial instruments at March 31, 2002, consisted of commitments to extend credit approximating $13.4 million and letters of credit of $0.9 million.

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


NOTE 9 - REGULATORY CAPITAL

Oceanside is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2002, of the regulatory capital requirements and Oceanside's actual capital on a percentage basis.

                                                                    Regulatory
                                                      Actual        Requirement
                                                      ------        -----------

     Total capital to risk-weighted assets            10.23%           8.00%
     Tier I capital to risk-weighted assets            9.20%           4.00%
     Tier I capital to average assets                  8.21%           4.00%

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                 MARCH 31, 2002




Stevens, Powell & Company, P.A., Atlantic's independent certified public accountants, have made a limited review of the financial data as of March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

          REPORT ON REVIEW OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have reviewed the accompanying condensed consolidated statements of financial condition of Atlantic BancGroup, Inc., ("Atlantic"), and its wholly-owned subsidiary, Oceanside Bank ("Oceanside"), as of March 31, 2002, and the related consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows for the three month periods ended March 31, 2002 and 2001, and the related consolidated statement of changes in stockholders' equity for the three month period ended March 31, 2002. These consolidated financial statements are the responsibility of Atlantic's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition as of December 31, 2001, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated January 29, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
May 6, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

Commercial Banking Operations. Atlantic, through its wholly-owned subsidiary, Oceanside, conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). Our profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Oceanside's interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, our profitability is affected by such factors as the level of noninterest income and expenses, the provision for credit losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts and mortgage banking fees. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

Oceanside commenced business operations on July 21, 1997, in its main office located at 1315 South Third Street, Jacksonville Beach, Florida. Oceanside opened a branch office at 560 Atlantic Boulevard, Neptune Beach, Florida, which commenced operations on September 1, 1998. On August 13, 2001, Oceanside opened its newest branch at 13799 Beach Boulevard, Jacksonville, Florida.

                           Forward-looking Statements

When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in Atlantic's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. We advise readers that the factors listed above, as well as others, could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

                         Future Accounting Requirements

There are currently no pronouncements issued that are scheduled for implementation during the first half of 2002.

                               Impact of Inflation

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurements of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of Atlantic are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. As discussed previously, we seek to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Results of Operations

Our net income for the three months ended March 31, 2002, was $108,000 as compared with $172,000 reported in the same period of 2001. The principal reason for this decline in net income was a result of expenses associated with our opening the third banking office in August 2001, which contributed in part to our continuing double-digit growth in average earning assets and average interest-bearing liabilities. Despite a sharp decline in average yields on earning assets, we managed to grow our net interest income 14.6% during this period as a result of changes in the mix of earning assets from lower yielding federal funds sold to loans and investments and from higher costing certificates of deposits to lower costing demand and money market deposits.

                               Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three months ended March 31, 2002):

                                                                            Three Months Ended        Year Ended
                                                                                 March 31,           December 31,
                                                                                   2002                  2001
                                                                                   ----                  ----
         Return on average assets                                                  0.51%                 0.79%
         Return on average equity                                                  6.20%                 9.77%
         Interest-rate spread during the period                                    4.48%                 4.11%
         Net interest margin                                                       4.98%                 4.89%
         Allowance for credit losses to period end loans                           1.19%                 1.24%
         Net charge-offs to average loans                                          0.05%                 0.04%
         Nonperforming assets to period end loans and foreclosed property          0.02%                 0.03%
         Nonperforming assets to period end total assets                           0.01%                 0.03%


                         Liquidity and Capital Resources

Liquidity Management. Liquidity management involves monitoring the sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different statement of financial condition components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase.

We expect to meet our liquidity needs with:

o available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $10.0 million at March 31, 2002;
o maturities of investment securities totaling $595,000 in the 12 months following March 31, 2002;
o    the repayment of loans;
o    proceeds of unpledged investments available-for-sale;
o    growth in deposits;
o    proceeds from warrants exercised before expiration in July 2002; and,
o    if necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $4.7 million at March 31, 2002, as compared to $0.4 million at December 31, 2001. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.

We regularly review our liquidity position and have implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the statement of financial condition and funding from non-core sources.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. We had core deposits totaling $63.7 million at March 31, 2002, and $63.3 million at December 31, 2001. We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future. Since December 31, 2001, we experienced double-digit growth in noninterest bearing demand deposit, money market, and savings accounts. NOW accounts and certificates of deposit declined 44.8% and 2.4%, respectively. NOW accounts declined by $4.8 million from December 31, 2001, to March 31, 2002, which was more than offset by repurchase agreements that grew by $7.5 million during the same period.

Customers with large certificates of deposit tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions fund their statement of financial conditions in part through large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, we generally do not accept brokered deposits.

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities. At March 31, 2002, we had commitments to originate loans totaling $13.4 million, and had issued, but unused, letters of credit of $0.9 million for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following March 31, 2002, total $22.2 million. We believe that adequate resources to fund all its anticipated commitments exists, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Oceanside exceeded its minimum regulatory capital ratios as of March 31, 2002, as reflected in the following table, which sets forth Oceanside's regulatory capital position (dollars in thousands):

                                                  Actual              Minimum(1)       Well-Capitalized(2)
                                           Amount         %      Amount         %      Amount         %
                                           -------     ------    ------       ----     -------     -------

Total Capital (to Risk-Weighted Assets)    $ 7,842     10.23%    $ 6,133      8.00%    $ 7,667     10.00%
Tier I Capital (to Risk-Weighted Assets)   $ 7,057      9.20%    $ 3,067      4.00%    $ 4,600      6.00%
Tier I Capital (to Average Assets)         $ 7,057      8.21%    $ 3,436      4.00%    $ 4,295      5.00%


(1)  The minimum required for adequately capitalized purposes.
(2) To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations.

                Average Balances, Income and Expenses, and Rates

The following table depicts, for the periods indicated, certain information related to our average statements of financial condition and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages (dollars in thousands):

                                                                For the Three Months Ended March 31,
                                                             2002                                   2001
                                                             -------------------------------------------
                                                           Interest    Average                     Interest         Average
                                              Average        and        Yield/         Average       and             Yield/
                                              Balance      Dividends     Rate          Balance     Dividends          Rate
                                              -------      ---------     ----          -------     ---------          ----
Interest-earning assets:
     Loans                                    $62,612       $ 1,250      8.10%         $52,340      $ 1,280           9.92%
     Investment and mortgage-
         backed securities                     12,123           169      5.65%           9,181          134           5.92%
     Other interest-earning assets              2,408            10      1.68%           5,870           87           6.01%
                                              -------       -------                    -------      -------
         Total interest-earning assets         77,143         1,429      7.51%          67,391        1,501           9.03%
                                                            -------                                 -------
Noninterest-earning assets                      9,319                                    7,192
                                              -------                                  -------
         Total assets                         $86,462                                  $74,583
                                              =======                                  =======

Interest-bearing liabilities:
     Demand, money market
         and NOW deposits                     $23,717           104      1.78%         $21,571          176           3.31%
     Savings                                    2,518            12      1.93%           1,270            7           2.24%
     Certificates of deposit                   31,228           327      4.25%          28,719          462           6.52%
     Other                                      6,855            38      2.25%           3,042           52           6.93%
                                              -------       -------                    -------      -------
         Total interest-bearing liabilities    64,318           481      3.03%          54,602          697           5.18%
                                                            -------                                 -------
Noninterest-bearing liabilities                15,080                                   13,852
Stockholders' equity                            7,064                                    6,129
                                              -------                                  -------
         Total liabilities and
              stockholders' equity            $86,462                                  $74,583
                                              =======                                  =======

Net interest income before provision
    for credit losses                                       $   948                                 $   804
                                                            =======                                 =======
Interest-rate spread                                                     4.48%                                        3.85%
                                                                         ====                                         ====
Net interest margin                                                      4.98%                                        4.84%
                                                                         ====                                         ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities       119.94%                                 123.42%
                                               ======                                  ======



            Comparison of Three Months Ended March 31, 2002 and 2001

Interest Income and Expense

Interest Income. Interest income was $1,429,000 and $1,501,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease in interest income of $72,000, or 4.8% was due to substantial declines in yields on average earning assets of 152 basis points, which was the result of discount rate reductions by the Federal Reserve Board. During this period, we improved the mix of earning assets. Average loans as a percentage of total earning assets increased to 81.2% in the first quarter of 2002 as compared with 77.7% in 2001 and investments rose to 15.7% compared with 13.6% for the same periods. We also benefited from the rise in the average loan-to-deposit ratio for the three months ended March 31, 2002, to 87% from the 2001 level of 81%.

Interest Expense. Interest expense was $481,000 and $697,000 for the three months ended March 31, 2002 and 2001, respectively. While average interest-bearing liabilities grew by $9.7 million, or 17.8% during this period, interest expense was lower by 31.0% as a result of the rapid decline in the rate environment with the cost of funds dropping to 3.03% from 5.18% in the first quarter of 2002 over the same period in 2001. We also achieved lower cost of funds with a decline in the percentage of certificates of deposit to total interest-bearing liabilities to 48.6% in 2002 from 52.6% in 2001.

Net Interest Income before Provision for Credit Losses. Net interest income before provision for credit losses was $948,000 and $804,000 for the three months ended March 31, 2002 and 2001, respectively. The net interest margin for the first quarter of 2002 was 4.98% as compared with the net interest margin in 2001 of 4.84%, an increase of 14 basis points. With the higher loan-to-deposit ratio and the favorable shift in the mix of earning assets and deposits, we were able to improve our net interest margin in spite of the current rate environment resulting from market conditions and recent Federal Reserve actions to reduce interest rates.

Provision and Allowance for Credit Losses

Oceanside has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the credit loss allowance will not be required.

Asset Classification. Commercial banks are required to review and, when appropriate, classify their assets on a regular basis. The State of Florida and the FDIC have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, condition, and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes a specific reserve for the full amount of the portion of the asset classified as loss. All or a portion of general credit loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for credit losses generally do not qualify as regulatory capital. Assets that do not warrant classification in the aforementioned categories, but possess weaknesses, are classified as special mention and are monitored by us.

At March 31, 2002, we had six loans totaling approximately $128,000 classified as substandard and no loans classified as doubtful or loss. Five of the substandard loans were performing and only one loan was classified as nonaccrual and impaired as of March 31, 2002.

Allowance for Credit Losses. The allowance for credit losses is established through a provision for credit losses charged against income. Loans are charged against the provision when we believe that the collectibility of principal is unlikely. The provision is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower's ability to pay. While we use the best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions.

Activity in the allowance for credit losses follows (dollars in thousands):

                                                      For the Three       For the Twelve
                                                       Months Ended        Months Ended
                                                      March 31, 2002     December 31, 2001
                                                      --------------     -----------------

Balance, beginning of period                               $ 766             $ 682
Provision charged to operating expense                        27               108
Loans, charged-off                                            (8)              (24)
Recoveries                                                    --                --
                                                           -----             -----

Balance, end of period                                     $ 785             $ 766
                                                           =====             =====

Annualized net charge-offs as a percentage
     of average loans for the period                        0.05%             0.04%
                                                           =====             =====



At March 31, 2002, the allowance for credit losses amounted to $785,000, or 1.19% of total outstanding loans (net of deferred fees). At December 31, 2001, the allowance stood at 1.24%. We recorded provisions for credit losses totaling $27,000 and $-0- for the three months ended March 31, 2002 and 2001, respectively.

Noninterest Income and Expense

Noninterest Income. Total other income improved slightly rising 1.5% to $201,000 for the three months ended March 31, 2002, from $198,000 for the three months ended March 31, 2001. The following are the more significant changes that occurred during the first quarter of 2002 as compared with 2001.

o Service charges and non-sufficient funds fees on demand deposit accounts were $39,000 and $77,000, respectively, in 2002 compared with $28,000 and $65,000, respectively, in 2001. The increase in these fees is due primarily to the growth in demand deposit accounts.
o Mortgage banking fees declined $22,000, or 35.5%, which reflected a decline in mortgage financings due to the recent downturn in the economy and the events related to September 11, 2001.

Noninterest Expense. Total other expenses increased to $978,000 for the three months ended March 31, 2002, compared to $779,000 for the three months ended March 31, 2001. This increase of $199,000, or 25.5%, reflects higher expenses due in part to the Beach Boulevard branch opening. We identified the following more significant increases during the first quarter of 2002 over the same period in 2001.

o Salaries and employee benefits grew 22.5% reflecting the increase in the number of full-time equivalent employees from 36 to 43, an increase of 19.4%.
o Expenses of bank premises and fixed assets rose 28.8% consistent with the growth of banking operations; specifically the increased building lease costs of $41,000 in 2002 versus $22,000 in 2001, and higher depreciation ($78,000 versus $65,000), with all other expenses increasing by a net of $12,000.
o Advertising costs rose by $10,000 as a result of expansion of Oceanside's branch network.
o Atlantic's other operating expenses were $39,000 in 2002 as compared with $28,000 in 2001, mostly due to additional professional fees paid.
o    Director fees increased to $21,000 in 2002 versus $15,000 in 2001.

Provision for Income Taxes

The income tax provision was $36,000 for the three months ended March 31, 2002, or an effective rate of 25.0%.

This compares with an effective rate of 22.9% for the same period in 2001. The effective tax rate in 2002 and 2001 differs from the federal and state statutory rates principally due to nontaxable investment income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. We have little or no risk related to trading accounts, commodities or foreign exchange.

We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest rate swaps. We actively monitor and manage interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on the asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in our market risk exposure since December 31, 2001.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY


PART II:          OTHER INFORMATION

            Item 1.   Legal Proceedings.

                      There are no material legal proceedings to which Atlantic BancGroup, Inc., or its wholly-owned subsidiary, Oceanside Bank, is a party to or to which any of their property is subject.

            Item 2.   Changes in Securities and Use of Proceeds.
                      None.

            Item 3.   Defaults upon Senior Securities.
                      None.

            Item 4.   Submission of Matters to a Vote of Security Holders.
                      None

            Item 5.   Other Information.
                      None.

            Item 6.   Exhibits and Reports on Form 8-K.
                      (a)       Exhibits.
                                ---------
                                None.

                      (b)       Reports on Form 8-K.
                                --------------------
                                None.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      Atlantic BancGroup, Inc.




Date:  May 6, 2002                    /s/ Barry L. Chandler
                                      -------------------------------------
                                      Barry L. Chandler
                                      President and Chief Executive Officer



Date:  May 6, 2002                    /s/ David L. Young
                                      -------------------------------------
                                      David L. Young
                                      Executive Vice President,
                                      Chief Financial Officer, and
                                      Corporate Secretary