Form 10QSB
period 2002-06-30
ATLANTIC BANCGROUP INC
filed 2002-08-12
CIK 1087790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ------------------------------------

                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                        Commission File Number 001-15061


                       ------------------------------------



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


                 -----------------------------------------------

                                 (904) 247-9494
                                 --------------
                 (Issuer's telephone number including area code)

                 -----------------------------------------------


Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class                                    Outstanding as of August 8, 2002
     -----                                    --------------------------------
 Common Stock                                    Common Stock - 1,017,007
  Par Value $0.01 per share

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                FORM 10-QSB - FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX
                                      -----

                                                                                                    PAGE
                                                                                                   NUMBER
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Condensed Consolidated Statements of Financial Condition as of
                  June 30, 2002 (Unaudited) and December 31, 2001......................................  3

                  Consolidated Statements of Operations and Comprehensive Income
                  for the Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)................  4

                  Condensed Consolidated Statements of Cash Flows for the Three and Six
                  Months Ended June 30, 2002 and 2001 (Unaudited)......................................  5

                  Consolidated Statement of Changes in Stockholders' Equity (Unaudited)................  6

                  Notes to Consolidated Financial Statements (Unaudited)...............................  7

                  Review by Independent Certified Public Accountants................................... 13

                  Report on Review by Independent Certified Public Accountants......................... 14


         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................................ 15

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk........................... 22


PART II - OTHER INFORMATION............................................................................ 23


SIGNATURES............................................................................................. 24

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in Thousands Except Per Share Data)


                                                   June 30, 2002    December 31,
                                                   (Unaudited)         2001
                                                   -----------         ----

ASSETS
Cash and due from banks                                 $  11,574    $   4,981
Federal funds sold                                          3,570          270
                                                         ---------    ---------
   Total cash and cash equivalents                         15,144        5,251
Interest-bearing deposits in other banks                       10          111
Securities, available-for-sale                              7,494        8,515
Securities, held-to-maturity (market value of
  $4,000 in 2002 and $3,898 in 2001)                        3,906        3,908
Loans less allowance for credit losses                     71,442       60,838
Facilities                                                  3,355        3,236
Other assets                                                2,068        2,042
                                                         ---------    ---------
       TOTAL                                            $ 103,419    $  83,901
                                                         =========    =========



LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing accounts                         $  17,583    $  14,532
   NOW accounts                                             7,223       10,662
   Money market accounts                                   19,461       15,340
   Savings accounts                                         4,452        2,255
   Time deposits, $100,000 and over                        10,933       10,203
   Other time deposits                                     19,745       20,501
                                                         ---------    ---------
     Total deposits                                        79,397       73,493

Other borrowings                                           15,384        3,044
Other accrued expenses and liabilities                        437          397
                                                         ---------    ---------
     Total liabilities                                     95,218       76,934
                                                         ---------    ---------
Commitments and contingencies                                  --           --
                                                         ---------    ---------
Stockholders' equity:
   Common stock                                                 7            6
   Additional paid-in capital                               5,323        4,550
   Retained earnings                                        2,783        2,471
   Accumulated other comprehensive income:
     Net unrealized holding gains (losses) on securities       88          (60)
                                                         ---------    ---------
     Total stockholders' equity                             8,201        6,967
                                                         ---------    ---------
       TOTAL                                            $ 103,419    $  83,901
                                                         =========    =========
Book value per common share                             $   11.61    $   11.08
                                                         =========    =========
Common shares outstanding                                 706,436      629,040
                                                         =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.



                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)


                                                          For the Three Months Ended June 30,   For the Six Months Ended June 30,
                                                          -----------------------------------   ---------------------------------


                                                                    2002           2001            2002            2001
                                                                    ----           ----            ----            ----



Interest and fees on loans                                        $ 1,355        $ 1,301         $ 2,605        $ 2,581

Investment income on investment securities
   and interest-bearing deposits in other banks                       160            151             330            287
Federal funds sold                                                      5             69              14            154
                                                                  -------        -------         -------        -------
     Total interest income                                          1,520          1,521           2,949          3,022
                                                                  -------        -------         -------        -------
Interest on deposits                                                  413            623             856          1,268
Other borrowings and federal funds purchased                           47             47              85             99
                                                                  -------        -------         -------        -------
     Total interest expense                                           460            670             941          1,367
                                                                  -------        -------         -------        -------
     Net interest income before provision for credit losses         1,060            851           2,008          1,655

Provision for credit losses                                            42             25              69             25
                                                                  -------        -------         -------        -------
     Net interest income                                            1,018            826           1,939          1,630
                                                                  -------        -------         -------        -------
Fees and service charges                                              123            109             247            208
Mortgage banking fees                                                  43             53              83            115
Other income                                                           42             34              79             71
                                                                  -------        -------         -------        -------
     Total other income                                               208            196             409            394
                                                                  -------        -------         -------        -------
Other expenses:
   Salaries and employee benefits                                     475            413             954            804
   Expenses of bank premises and fixed assets                         178            149             375            302
   Other operating expenses                                           300            267             602            502
                                                                  -------        -------         -------        -------
     Total other expenses                                             953            829           1,931          1,608
                                                                  -------        -------         -------        -------
Income before provision for income taxes                              273            193             417            416

Provision for income taxes                                             69             53             105            104
                                                                  -------        -------         -------        -------
Net income                                                            204            140             312            312

Other comprehensive income, net of income taxes:
   Unrealized holding gains (losses) arising during period            151            (13)            148             29
                                                                  -------        -------         -------        -------
Comprehensive income                                              $   355        $   127         $   460        $   341
                                                                  =======        =======         =======        =======
Earnings per common share
   Basic                                                          $  0.31        $  0.23         $  0.48        $  0.52
                                                                  =======        =======         =======        =======
   Dilutive                                                       $  0.26        $  0.21         $  0.41        $  0.47
                                                                  =======        =======         =======        =======

  The accompanying notes are an integral part of these consolidated financial statements.



                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)


                                                      For the Three Months Ended June 30,  For the Six Months Ended June 30,
                                                      -----------------------------------  ---------------------------------


                                                             2002            2001            2002            2001
                                                             ----            ----            ----            ----



Net cash provided by operating activities                 $  1,053         $     63         $  1,331         $    489
                                                           --------         --------         --------         --------
Cash flows from investing activities:
   Net (increase) decrease in:
     Investment securities                                     515           (1,609)           1,166           (3,304)
     Interest-bearing deposits in other banks                   97               --              101                2
     Loans                                                  (6,077)          (2,813)         (10,673)          (6,661)
   Purchases of bank premises and equipment, net               (63)            (406)            (276)            (466)
                                                           --------         --------         --------         --------
     Net cash used by investing activities                  (5,528)          (4,828)          (9,682)         (10,429)
                                                           --------         --------         --------         --------
Cash flows from financing activities:
   Net increase in deposits                                  4,592            2,970            5,904            8,245
   Net proceeds from other borrowings                        5,121               --           12,340               --
                                                          --------         --------         --------         --------
     Net cash provided by financing activities               9,713            2,970           18,244            8,245
                                                          --------         --------         --------         --------
Increase (decrease) in cash and cash equivalents             5,238           (1,795)           9,893           (1,695)

Cash and cash equivalents at beginning of period             9,906           13,065            5,251           12,965
                                                          --------         --------         --------         --------
Cash and cash equivalents at end of period                $ 15,144         $ 11,270         $ 15,144         $ 11,270
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


                                 ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)




                                                                                                  Net
                                                                                              Unrealized
                                           Common Stock          Additional                  Holding Gains       Total
                                      ---------------------       Paid-in      Retained       (Losses) on    Stockholders'
                                      Shares         Amount       Capital      Earnings       Securities         Equity
                                      ------         ------       -------      --------       ----------     -------------
                                                                       (Dollars In Thousands)
Balance, December 31, 2001            629,040       $     6       $ 4,550       $ 2,471       $   (60)           $ 6,967

Warrants exercised                     77,396             1           773            --            --                774

Comprehensive income:
   Net income                              --            --            --           312            --
   Net change in unrealized
    holding gains on securities            --            --            --            --           148

   Total comprehensive income              --            --            --            --            --                460
                                      -------       -------       -------       -------       -------            -------
Balance, June 30, 2002                706,436       $     7       $ 5,323       $ 2,783       $    88            $ 8,201
                                      =======       =======       =======       =======       =======            =======


 The accompanying notes are an integral part of these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002


NOTE 1 - ACCOUNTING POLICIES

Our consolidated financial statements include the accounts of Atlantic BancGroup, Inc., ("Atlantic"), and its wholly-owned subsidiary, Oceanside Bank ("Oceanside"). Our consolidated financial statements for the three and six months ended June 30, 2002 and 2001, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In management's opinion, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2001, and are incorporated herein by reference.

Our corporate offices are located at 1315 South Third Street, Jacksonville Beach, Florida. This location is also our main banking office for Oceanside, which opened July 21, 1997, as a state-chartered banking organization. We also operate a branch office located at 560 Atlantic Boulevard, Neptune Beach, Florida, and a new branch located at 13799 Beach Boulevard, Jacksonville, Florida, which opened August 13, 2001.

Oceanside provides a wide range of banking services to individual and corporate customers primarily in Duval County and St. Johns County, Florida. We are subject to regulations issued by certain regulatory agencies and undergo periodic examinations by those agencies.

Use of Estimates - The preparation of financial statements in conformity with
----------------
generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments - Financial instruments consist of cash, due
-----------------------------------
from banks, federal funds sold, investment securities, loans receivable, accrued interest receivable, deposits, other borrowings, accrued interest payable, and off-balance sheet commitments such as commitments to extend credit and standby letters of credit. On an interim basis, we consider the cost of providing estimated fair values by each class of financial instrument to exceed the benefits derived. In our opinion, the carrying amount of financial instruments approximates fair value.

Reclassifications - Certain amounts in the prior periods have been reclassified
-----------------
to conform to the presentation for the current period.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2002




NOTE 1 - ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 142,
--------------------------------
Goodwill and Other Intangible Assets ("SFAS 142"), which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The standard provides that goodwill and other intangible assets with indefinite lives are no longer to be amortized. These assets are to be reviewed for impairment annually or more frequently if impairment indicators are present. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. Impairment testing is required during the first year of adoption and any impairment losses resulting from such testing will be reported as a cumulative effect of a change in accounting principle in the first quarter of 2002. We do not have any recorded goodwill or intangible assets; therefore, the adoption of SFAS 142 will not have a significant impact on our financial position or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. SFAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We believe the adoption of SFAS 145 will not have a significant impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We believe the adoption of SFAS 146 will not have a significant impact on our financial position or results of operations.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002



NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three and six months ended June 30, 2002 and 2001. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. At June 30, 2002 and 2001, the outstanding warrants totaled 482,424 and 588,510, respectively. For purposes of computing diluted EPS, the treasury stock method was used for 2002 and 2001. The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended June 30, 2002 and 2001:


                                                                      Three Months Ended June 30,
                                                                       2002                 2001
                                                                       ----                 ----
     Basic EPS computation:
         Numerator - Net income                                      $204,000            $140,000
                                                                     --------            --------
         Denominator - Weighted average shares outstanding            655,151             598,913
                                                                     --------            --------
         Basic EPS                                                      $0.31               $0.23
     Diluted EPS computation:                                        ========            ========
         Numerator - Net income                                      $204,000            $140,000
         Denominator -                                               --------            --------
              Weighted average shares outstanding                     655,151             598,913
              Warrants                                                137,035              65,390
                                                                     --------            --------
                                                                      792,186             664,303
                                                                     --------            --------
         Diluted EPS                                                    $0.26               $0.21
                                                                     ========            ========

                                                                       Six Months Ended June 30,
                                                                       2002                 2001
                                                                       ----                 ----
     Basic EPS computation:
         Numerator - Net income                                      $312,000            $312,000
                                                                     --------            --------
         Denominator - Weighted average shares outstanding            643,446             598,119
                                                                     --------            --------
         Basic EPS                                                      $0.48               $0.52
     Diluted EPS computation:                                        --------            --------
         Numerator - Net income                                      $312,000            $312,000
         Denominator -                                               --------            --------
              Weighted average shares outstanding                     643,446             598,119
              Warrants                                                118,330              65,390
                                                                     --------            --------
                                                                      761,776             663,509
                                                                     --------            --------
         Diluted EPS                                                    $0.41               $0.47
                                                                     ========            ========

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002




NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):


                                                    June 30, 2002                           December 31, 2001
                                                    -------------                           -----------------
                                                            Net                                   Net
                                            Amortized    Unrealized    Fair       Amortized    Unrealized       Fair
                                              Cost         Gains       Value        Cost         Losses         Value
                                              ----         -----       -----        ----         ------         -----
Available-for-sale
------------------
   Mortgage-backed securities               $  7,135     $    141     $  7,276     $  8,424        $ (95)     $  8,329
   Other                                         218           --          218          186           --           186
                                            --------     --------     --------     --------     --------      --------
     Total available-for-sale                  7,353          141        7,494        8,610          (95)        8,515
                                            --------     --------     --------     --------     --------      --------
Held-to-maturity
----------------
   State, county and municipal
     bonds                                     3,906           94        4,000        3,908          (10)        3,898
                                            --------     --------     --------     --------     --------      --------
     Total held-to-maturity                    3,906           94        4,000        3,908          (10)        3,898
                                            --------     --------     --------     --------     --------      --------
Total investment securities                 $ 11,259     $    235     $ 11,494     $ 12,518     $   (105)     $ 12,413
                                            ========     ========     ========     ========     ========      ========



NOTE 4 - LOANS

Loans consisted of (dollars in thousands):
                                                    June 30,        December 31,
                                                      2002             2001

         Real estate loans                          $ 45,285            $ 38,009
         Commercial and agricultural loans            21,171              17,552
         Consumer and other loans                      6,035               6,166
                                                    --------            --------
                  Total loan portfolio                72,491              61,727
         Less, deferred fees                           (166)               (123)
         Less, allowance for credit losses             (883)               (766)
                                                    --------            --------
                  Loans, net                        $ 71,442            $ 60,838
                                                    ========            ========

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002




NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for credit losses. We maintain the allowance for credit losses at a level that we believe to be sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):

                                                      For the Six        For the Twelve
                                                      Months Ended       Months Ended
                                                     June 30, 2002     December 31, 2001
                                                     -------------     -----------------

         Balance, beginning of period                     $ 766               $ 682
         Provision charged to operating expense              69                 108
         Loans, charged-off                                  (9)                (24)
         Recoveries                                          57                  --
                                                          -----               -----
         Balance, end of period                           $ 883               $ 766
                                                          =====               =====


We had classified two loans as impaired at June 30, 2002, and one loan as impaired at December 31, 2001, with principal balances of $100,000 and $21,000, respectively.


NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

                                                         June 30,          December 31,
                                                           2002               2001
                                                           ----               ----

     FHLB of Atlanta advance                              $ 2,300             $ 2,300
     Securities under agreements to repurchase             12,640                  --
     Revolving lines of credit                                444                 744
                                                          -------             -------
                                                          $15,384             $ 3,044
                                                          =======             =======


FHLB of Atlanta Advances. On December 29, 1999, we obtained an advance from FHLB of $2.3 million collateralized by FHLB capital stock and assigned collateral consisting of wholly-owned residential (1-4 units) first mortgage loans of approximately $3.1 million. On November 17, 2000, this advance was converted to a 5-year European Convertible advance, which afforded us more favorable terms at the time of conversion. This advance matures on November 17, 2005, and has a fixed interest rate at 6.05%.

Repurchase Agreements. We have securities under agreements to repurchase with a par value of $9,891,000 and a fair value of $10,124,000 securing overnight borrowings totaling $12,640. The interest rate on this overnight borrowing was 0.75%.

Revolving Lines of Credit. On February 11, 1999, we obtained a revolving line of credit in the amount of $50,100 from Columbus Bank and Trust Company ("Columbus"). On August 11, 1999, we obtained two revolving lines of credit from Columbus totaling $1.0 million, and repaid existing advances under the line of credit dated February 11, 1999. For the remaining two lines of credit, principal and interest at 0.50% below prime are due on August 11, 2002. The proceeds from the lines of credit were used to acquire real estate, fund start-up costs for the mortgage banking operations, and provide additional working capital. The lines of credit are secured by the common stock of Atlantic's wholly-owned banking subsidiary, Oceanside. At December 31, 2001, $744,000 had been advanced under the lines of credit. During 2002, we used proceeds from the recently exercised warrants to reduce the outstanding balances under these lines of credit to $444,000. At July 29, 2002, the line of credit was repaid from proceeds of warrants exercised in July 2002.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002



NOTE 7 - STOCKHOLDERS' EQUITY

A summary of the warrant activity for 2002 follows:

         Warrants outstanding at December 31, 2001          559,820
         Warrants exercised during the six months
              ended June 30, 2002                           (77,396)
                                                            --------
         Warrants outstanding at June 30, 2002              482,424
                                                            =======


All outstanding warrants were fully vested and exercisable at June 30, 2002, with a remaining contractual life of one month. Subsequent to June 30, 2002, warrants totaling 310,571 have been reported as exercised. Although warrants remaining unexercised have expired, the final number of warrants that were properly tendered to brokers on or before July 31, 2002, are unknown as of August 8, 2002.


NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Oceanside is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. Financial instruments at June 30, 2002, consisted of commitments to extend credit approximating $11.2 million and letters of credit of $1.0 million.

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


NOTE 9 - REGULATORY CAPITAL

Oceanside is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2002, of the regulatory capital requirements and Oceanside's actual capital on a percentage basis.


                                                                  Regulatory
                                                   Actual         Requirement
                                                   ------         -----------

     Total capital to risk-weighted assets        10.66%              8.00%
     Tier I capital to risk-weighted assets        9.60%              4.00%
     Tier I capital to average assets              8.71%              4.00%

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  JUNE 30, 2002




Stevens, Powell & Company, P.A., Atlantic's independent certified public accountants, have made a limited review of the financial data as of June 30, 2002, and for the three and six months periods ended June 30, 2002 and 2001, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

          REPORT ON REVIEW OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have reviewed the accompanying condensed consolidated statement of financial condition of Atlantic BancGroup, Inc., ("Atlantic"), and its wholly-owned subsidiary, Oceanside Bank ("Oceanside"), as of June 30, 2002, and the related consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows for the three and six months periods ended June 30, 2002 and 2001, and the related consolidated statement of changes in stockholders' equity for the six months period ended June 30, 2002. These consolidated financial statements are the responsibility of Atlantic's management.

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



STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
August 8, 2002

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

                         Future Accounting Requirements

There are currently no pronouncements issued that are scheduled for implementation during 2002 that are expected to have any significant impact on the accounting policies of Atlantic or Oceanside.

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

                              Results of Operations

Our net income for the three and six months ended June 30, 2002, was $204,000 and $312,000, respectively, as compared with the $140,000 and $312,000 reported in the same periods of 2001. The principal reason for this decline in net income was a result of expenses associated with our opening the third banking office in August 2001, which contributed in part to our continuing double-digit growth in average earning assets and average interest-bearing liabilities. Despite a sharp decline in average yields on earning assets, we managed to grow our net interest income 23.2% and 19.0% during the three and six months periods ended June 30, 2002, respectively, over the same periods of 2001 as a result of changes in the mix of earning assets from lower yielding federal funds sold to loans and investments and from higher costing certificates of deposits to lower costing demand and money market deposits.

We experienced double-digit growth in earning assets during the first half of 2002; however, the growth in operating expenses associated with the opening of our third banking office in August 2001 offset the increased income from earning assets.

During the second quarter of 2002, we benefited from warrants exercised, which allowed us to increase the regulatory capital of Oceanside with a capital infusion of $700,000 from its parent, Atlantic. Additional warrants were exercised from July 1, 2002, to August 8, 2002, which provided additional equity capital to Atlantic of $3.1 million.

                               Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the six months ended June 30, 2002):

                                                                              Six Months Ended       Year Ended
                                                                                 June 30,           December 31,
                                                                                   2002                 2001
                                                                                   ----                 ----

         Return on average assets                                                  0.70%                 0.79%
         Return on average equity                                                  8.51%                 9.77%
         Interest-rate spread during the period                                    4.59%                 4.11%
         Net interest margin                                                       5.08%                 4.89%
         Allowance for credit losses to period end loans                           1.22%                 1.24%
         Net charge-offs (recoveries) to average loans                            (0.15)%                0.04%
         Nonperforming assets to period end loans and foreclosed property          0.14%                 0.03%
         Nonperforming assets to period end total assets                           0.10%                 0.03%

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

We expect to meet our liquidity needs with:

o available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $15.2 million at June 30, 2002;

o maturities of investment securities totaling $525,000 in the 12 months following June 30, 2002;

o    the repayment of loans;

o    proceeds of unpledged investments available-for-sale;

o    growth in deposits;

o proceeds of $3.1 million from warrants exercised before expiration subsequent to June 30, 2002; and,

o    if necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $3.6 million at June 30, 2002, as compared to $0.4 million at December 31, 2001. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. We had core deposits totaling $68.5 million at June 30, 2002, and $63.3 million at December 31, 2001. We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future. Since December 31, 2001, we experienced double-digit growth of 21.0%, 26.9%, and 97.4% in noninterest bearing demand deposit, money market, and savings accounts, respectively. NOW accounts and certificates of deposit declined 32.3% and 0.1%, respectively. NOW accounts declined by $3.4 million from December 31, 2001, to June 30, 2002, which was more than offset by repurchase agreements that grew by $12.3 million during the same period.

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

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities. At June 30, 2002, we had commitments to originate loans totaling $11.2 million, and had issued, but unused, letters of credit of $1.0 million for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following June 30, 2002, total $23.3 million. We believe that adequate resources to fund all its anticipated commitments exists, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Oceanside exceeded its minimum regulatory capital ratios as of June 30, 2002, as reflected in the following table, which sets forth Oceanside's regulatory capital position (dollars in thousands):

                                                          Actual              Minimum(1)       Well-Capitalized(2)
                                                      Amount       %        Amount        %      Amount        %
Total Capital (to Risk-Weighted Assets)               $8,870     10.66%    $ 6,655      8.00%    $ 8,319     10.00%
Tier I Capital (to Risk-Weighted Assets)             $ 7,987      9.60%    $ 3,328      4.00%    $ 4,992      6.00%
Tier I Capital (to Average Assets)                   $ 7,987      8.71%    $ 3,668      4.00%    $ 4,585      5.00%

(1)  The minimum required for adequately capitalized purposes.

(2) To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations.


                Average Balances, Income and Expenses, and Rates

The following table depicts, for the periods indicated, certain information related to our average statements of financial condition and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages (dollars in thousands):

                                                                   For the Six Months Ended June 30,
                                                             2002                                    2001
                                              -----------------------------------      ----------------------------------
                                                            Interest      Average                  Interest      Average
                                              Average         and         Yield/       Average        and       Yield/
                                              Balance       Dividends       Rate       Balance     Dividends      Rate
                                              -------       ---------       ----       -------     ---------      ----
Interest-earning assets:
     Loans                                     $66,157      $ 2,605         7.94%      $53,710     $ 2,581        9.69%
     Investment and mortgage-
         backed securities                      11,877          329         5.59%        9,859         284        5.81%
     Other interest-earning assets               1,713           15         1.77%        5,692         157        5.56%
                                               -------      -------                    -------     -------
         Total interest-earning assets          79,747        2,949         7.46%       69,261       3,022        8.80%
                                                            -------                                -------
Noninterest-earning assets                       9,889                                   7,852
                                               -------                                 -------
         Total assets                          $89,636                                 $77,113
                                               =======                                 =======
Interest-bearing liabilities:
     Demand, money market
         and NOW deposits                      $24,582          223         1.83%      $22,997         337        2.96%
     Savings                                     2,922           28         1.93%        1,331          16        2.42%
     Certificates of deposit                    30,511          605         4.00%       29,158         915        6.33%
     Other                                       8,003           85         2.14%        3,043          99        6.56%
                                               -------      -------                    -------     -------
         Total interest-bearing liabilities     66,018          941         2.87%       56,529       1,367        4.88%
                                                            -------                                -------
Noninterest-bearing liabilities                 16,228                                  14,360
Stockholders' equity                             7,390                                   6,224
                                               -------                                 -------
         Total liabilities and
              stockholders' equity             $89,636                                 $77,113
                                                ======                                  ======
Net interest income before provision
    for credit losses                                        $ 2.088                               $ 1,655
                                                              ======                                ======
Interest-rate spread                                                        4.59%                                 3.92%
                                                                           ======                                ======
Net interest margin                                                         5.08%                                 4.82%
                                                                           ======                                ======
Ratio of average interest-earning assets to
    average interest-bearing liabilities        120.80%                                 122.52%
                                                ======                                  ======


             Comparison of Three Months Ended June 30, 2002 and 2001

Interest Income and Expense

Interest Income. Interest income was $1,520,000 and $1,521,000 for the three months ended June 30, 2002 and 2001, respectively. While earning assets increased 15.8% during this period, a substantial decline in yields on average earning assets of 118 basis points left interest income essentially unchanged. The decline in yields was the result of discount rate reductions by the Federal Reserve Board. During this period, we improved the mix of earning assets. Average loans as a percentage of total earning assets increased to 84.6% in the second quarter of 2002 as compared with 77.4% in 2001. We also benefited from the rise in the average loan-to-deposit ratio for the three months ended June 30, 2002, to 96% from the 2001 level of 80%.

Interest Expense. Interest expense was $460,000 and $670,000 for the three months ended June 30, 2002 and 2001, respectively. While average interest-bearing liabilities grew by $9.3 million, or 15.8% during this period, interest expense was lower by 31.3% as a result of the rapid decline in the rate environment with the cost of funds dropping to 2.72% from 4.60% in the second quarter of 2002 over the same period in 2001. We also achieved lower cost of funds with a decline in the percentage of certificates of deposit to total interest-bearing liabilities to 44.0% in 2002 from 50.6% in 2001.

Net Interest Income before Provision for Credit Losses. Net interest income before provision for credit losses was $1,060,000 and $851,000 for the three months ended June 30, 2002 and 2001, respectively. The net interest margin for the second quarter of 2002 was 5.16% as compared with the net interest margin in 2001 of 4.80%, an increase of 36 basis points. With the higher loan-to-deposit ratio and the favorable shift in the mix of earning assets and deposits, we were able to improve our net interest margin in spite of the current rate environment resulting from market conditions and recent Federal Reserve actions to reduce interest rates.

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

At June 30, 2002, we had ten loans totaling approximately $852,000 classified as substandard and no loans classified as doubtful or loss. Eight of the substandard loans were performing and only two loans totaling $100,000 were classified as nonaccrual and impaired as of June 30, 2002.

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


Activity in the allowance for credit losses follows (dollars in thousands):
                                                                For the Six    For the Twelve
                                                               Months Ended     Months Ended
                                                               June 30, 2002   December 31, 2001
                                                               -------------   -----------------

         Balance, beginning of period                           $ 766            $ 682
         Provision charged to operating expense                    69              108
         Loans, charged-off                                        (9)             (24)
         Recoveries                                                57               --
                                                                -----            -----
         Balance, end of period                                 $ 883            $ 766
                                                                =====             ====

         Annualized net charge-offs (recoveries) as
              a percentage of average loans for the period      (0.15)%           0.04%
                                                                =====             ====


At June 30, 2002, the allowance for credit losses amounted to $883,000, or 1.22% of total outstanding loans (net of deferred fees). At December 31, 2001, the allowance stood at 1.24%. We recorded provisions for credit losses totaling $42,000 and $25,000 for the three months ended June 30, 2002 and 2001, respectively.

Noninterest Income and Expense

Noninterest Income. Total other income improved rising 6.1% to $208,000 for the three months ended June 30, 2002, from $196,000 for the three months ended June 30, 2001. The following are the more significant changes that occurred during the second quarter of 2002 as compared with 2001.

o Service charges and non-sufficient funds fees on demand deposit accounts were $39,000 and $76,000, respectively, in 2002 compared with $29,000 and $72,000, respectively, in 2001. The increase in these fees is due primarily to the growth in demand deposit accounts.

o Mortgage banking fees declined $10,000, or 18.9%, which reflected a decline in mortgage financings due to the recent downturn in the economy

o Other income rose $8,000, or 23.5%, principally due to increased cash values in life insurance policies funding the indexed retirement plans for certain officers and directors.

Noninterest Expense. Total other expenses increased to $953,000 for the three months ended June 30, 2002, compared to $829,000 for the three months ended June 30, 2001. This increase of $124,000, or 15.0%, reflects higher expenses due in part to the Beach Boulevard branch opening. We identified the following more significant increases during the second quarter of 2002 over the same period in 2001.

o Salaries and employee benefits grew 15.0% reflecting the increase in the average number of full-time equivalent employees and increases in group insurance, benefits, and compensation rates.

o Expenses of bank premises and fixed assets rose 19.5% consistent with the growth of banking operations; specifically the increased building lease costs of $43,000 in 2002 versus $22,000 in 2001 and higher depreciation ($79,000 versus $61,000).

o Other operating expenses grew by 12.4%, or $33,000, due principally to the expansion of Oceanside's branch network and higher advertising costs, professional fees, indexed retirement plan pension expense, and directors' fees.


Provision for Income Taxes

The income tax provision was $69,000 for the three months ended June 30, 2002, or an effective rate of 25.3%.

This compares with an effective rate of 27.5% for the same period in 2001. The effective tax rate in 2002 and 2001 differs from the federal and state statutory rates principally due to increases in nontaxable investment income.

              Comparison of Six Months Ended June 30, 2002 and 2001

Interest Income and Expense

Interest Income. Interest income was $2,949,000 and $3,022,000 for the six months ended June 30, 2002 and 2001, respectively. The decline in interest income of $73,000, or 2.4%, is due to recent declines in market rates as a result of Federal Reserve actions. The improvements in mix of earning assets and growth in earning assets of 15.1% were not enough to overcome a reduction of 134 basis points in average yield on earning assets. Average loans as a percentage of total average earning assets increased to 83.0% during 2002 as compared with 77.6% for 2001. The net effect of changes in mix and overall declines in rates contributed to a yield on earning assets of 7.46% in 2002 versus 8.80% in 2001.

Interest Expense. Interest expense was $941,000 and $1,367,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease in interest expense of $426,000, or 31.2%, in the first half of 2002 over the same period of 2001 was due to decreases in the average cost of funds of 201 basis points and shifts from higher costing certificates of deposit to lower cost deposits, partially offset by the growth in average interest-bearing liabilities of 16.8%.

Net Interest Income. Net interest income before provision for credit losses was $2,008,000 and $1,655,000 for the six months ended June 30, 2002 and 2001, respectively. The average loan-to-deposit ratio for the six months ended June 30, 2002, increased to approximately 90% from 80% for the same period in 2001. Increases in the loan-to-deposit ratio and the shift in the mix to higher yielding loans from lower yielding assets contributed to the improvement in net interest margin of 5.08% for 2002 versus 4.82% for 2001.

Allowance for Credit Losses. Atlantic's provision for credit losses was $69,000 and $25,000 for the six months ended June 30, 2002 and 2001, respectively, which in management's opinion reflects the overall growth of the loan portfolio.

Noninterest Income and Expense

Noninterest Income. Total other income increased to $409,000, or 3.8%, for the six months ended June 30, 2002, compared to $394,000 for the six months ended June 30, 2001, principally due to the following:

o Service charges and nonsufficient funds fees on demand deposit accounts were $78,000 and $153,000, respectively, in 2002 compared with $57,000 and $137,000, respectively, in 2001. The increase in these fees is due primarily to the growth in demand deposit accounts.

o The income earned on life insurance policies acquired for the indexed retirement plans for certain officers and directors.

o Mortgage banking fees declined $32,000, or 27.8%, as mortgage refinancing activity slowed with the recent downturn in the economy.

Noninterest Expense. Total other expenses increased to $1,931,000 for the six months ended June 30, 2002, compared to $1,608,000 for the six months ended June 30, 2001. This increase of $323,000, or 20.1%, reflects higher expenses during the first half of 2002 over the same period in 2001.

o Salaries and employee benefits grew 18.7% reflecting the increase in the average number of full-time equivalent employees and increases in group insurance, benefits, and compensation rates.

o Expenses of bank premises and fixed assets rose 24.2% consistent with the growth of banking operations; specifically the increased building lease costs of $84,000 in 2002 versus $44,000 in 2001, and higher depreciation ($157,000 versus $126,000), with all other expenses increasing by a net of $2,000.

o Other operating expenses grew by 19.9%, or $100,000, due principally to the expansion of Oceanside's branch network and higher advertising costs, professional fees, indexed retirement plan pension expense, and directors' fees.

Provision for Income Taxes. The income tax provision for the six months ended June 30, 2002, totaled $105,000 as compared with $104,000 in 2001. The effective rate of 25.2% in 2002 was essentially unchanged from the 2001 effective rate of 25.0%. The effect of nontaxable investment income is the most significant reason for the differences in the federal and state marginal rate of 37.63%.

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


PART II:          OTHER INFORMATION

           Item 1.     Legal Proceedings.
                       None.

           Item 2.     Changes in Securities and Use of Proceeds.
                       None.

           Item 3.     Defaults upon Senior Securities.
                       None.

           Item 4. Submission of Matters to a Vote of Security Holders. An Annual Meeting of Shareholders was held on April 25, 2002. At that meeting, a majority of the shareholders of record voted to elect a total of three Class I directors with terms to expire in 2005 (Proposal I); to ratify the Directors' appointment of Stevens, Powell & Company, P.A., as the independent auditors for Atlantic BancGroup, Inc., for the fiscal year ending December 31, 2002 (Proposal II); to approve the adjournment of the Annual Meeting to solicit additional proxies in the event that there were not sufficient votes to approve any one or more or the proposals (Proposal III); and, to transact such other business as may properly come before the 2002 Annual Meeting and any adjournments thereof.






                       Proposal I
                                  Class I Directors with Terms Expiring in 2005

                                          Director               Votes For        Votes      Votes Absent
                                                                                 Withheld


                                   Frank J. Cervone                  429,330         3,000        200,370


                                   Barry W. Chandler                 429,330         3,000        200,370


                                   Jimmy D. Dubberly                 429,330         3,000        200,370


                       Proposal II

                                       Votes For        Votes Against      Votes Abstain      Votes Absent


                                        429,630             2,700                --               200,370


                       Proposal III

                                       Votes For        Votes Against     Votes Abstain      Votes Absent


                                        429,630             2,500              800                200,370



           Item 5.      Other Information.
                               None.

           Item 6.     Exhibits and Reports on Form 8-K.
                       a) Exhibits.
                       Exhibit 99.1    Certification Pursuant to 18 U.S.C.
                       Section 1350.

                       (b) Reports on Form 8-K.
                           None.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Atlantic BancGroup, Inc.




Date:  August 8, 2002                     /s/ Barry L. Chandler
                                          --------------------------------------
                                          Barry L. Chandler
                                          President and Chief Executive Officer



Date:  August 8, 2002                     /s/ David L. Young
                                          --------------------------------------
                                          David L. Young
                                          Executive Vice President,
                                          Chief Financial Officer, and
                                          Corporate Secretary