Form 10QSB
period 2002-09-30
ATLANTIC BANCGROUP INC
filed 2002-11-14
CIK 1087790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -----------------------------------

                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 2002
                        Commission File Number 001-15061

                      -----------------------------------


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



                                 (904) 247-9494
                               ------------------
                 (Issuer's telephone number including area code)



Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:


   Class                               Outstanding as of November 5, 2002
   -----                               ----------------------------------
Common Stock                              Common Stock - 1,039,607

  Par Value $0.01 per share



                                ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                        FORM 10-QSB - FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                                 INDEX

                                                                                                     PAGE
                                                                                                    NUMBER
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Condensed Consolidated Statements of Financial Condition as of
                  September 30, 2002 (Unaudited) and December 31, 2001.................................  3

                  Consolidated Statements of Operations and Comprehensive Income
                  for the Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)..........  4

                  Condensed Consolidated Statements of Cash Flows for the Three and Nine
                  Months Ended September 30, 2002 and 2001 (Unaudited).................................  5

                  Consolidated Statement of Changes in Stockholders' Equity (Unaudited)................  6

                  Notes to Consolidated Financial Statements (Unaudited)...............................  7

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

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk........................... 24

         Item 4 - Controls and Procedures.............................................................. 24


PART II - OTHER INFORMATION............................................................................ 25


SIGNATURES............................................................................................. 26



                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in Thousands Except Per Share Data)



                                                                     September 30,
                                                                         2002           December 31,
                                                                     (Unaudited)            2001
                                                                    ---------------     --------------
ASSETS
Cash and due from banks                                             $   12,660         $    4,981
Federal funds sold                                                       2,700                270
                                                                    ----------         ----------
   Total cash and cash equivalents                                      15,360              5,251
Interest-bearing deposits in other banks                                    12                111
Securities, available-for-sale                                          14,781              8,515
Securities, held-to-maturity (market value of
  $4,153 in 2002 and $3,898 in 2001)                                     3,905              3,908
Loans less allowance for credit losses                                  74,070             60,838
Facilities                                                               2,775              3,236
Other assets                                                             2,232              2,042
                                                                    ----------         ----------

       TOTAL                                                        $  113,135         $   83,901
                                                                    ==========         ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing accounts                                     $   17,734         $   14,532
   NOW accounts                                                          6,921             10,662
   Money market accounts                                                23,703             15,340
   Savings accounts                                                      3,399              2,255
   Time deposits, $100,000 and over                                     12,518             10,203
   Other time deposits                                                  21,276             20,501
                                                                    ----------         ----------

     Total deposits                                                     85,551             73,493

Other borrowings                                                        15,283              3,044
Other accrued expenses and liabilities                                     528                397
                                                                    ----------         ----------

     Total liabilities                                                 101,362             76,934
                                                                    ----------         ----------
Commitments and contingencies                                               --                 --
                                                                    ----------         ----------

Stockholders' equity:
   Common stock                                                             10                  6
   Additional paid-in capital                                            8,651              4,550
   Retained earnings                                                     3,005              2,471
   Accumulated other comprehensive income:
     Net unrealized holding gains (losses) on securities                   107                (60)
                                                                    ----------         ----------

     Total stockholders' equity                                         11,773              6,967
                                                                    ----------         ----------

       TOTAL                                                        $  113,135         $   83,901
                                                                    ==========         ==========

Book value per common share                                         $    11.32         $    11.08
                                                                    ==========         ==========

Common shares outstanding                                            1,039,607            629,040
                                                                    ==========         ==========

  The accompanying notes are an integral part of these consolidated financial statements.


                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)



                                                                For the Three Months Ended   For the Nine Months Ended
                                                                        September 30,                September 30,
                                                                 ------------------------     -------------------------
                                                                    2002          2001            2002          2001
                                                                   ------        ------          ------        ------
Interest and fees on loans                                         $1,423        $1,323          $4,028        $3,904
Investment income on investment securities
   and interest-bearing deposits in other banks                       214           158             544           445
Federal funds sold                                                     39            52              53           206
                                                                   ------        ------          ------        ------
     Total interest income                                          1,676         1,533           4,625         4,555
                                                                   ------        ------          ------        ------

Interest on deposits                                                  416           573           1,272         1,841
Other borrowings and federal funds purchased                           80            48             165           147
                                                                   ------        ------          ------        ------
     Total interest expense                                           496           621           1,437         1,988
                                                                   ------        ------          ------        ------

     Net interest income before provision for credit losses         1,180           912           3,188         2,567

Provision for credit losses                                            66            25             135            50
                                                                   ------        ------          ------        ------

     Net interest income                                            1,114           887           3,053         2,517
                                                                   ------        ------          ------        ------
Fees and service charges                                              146           114             393           322
Mortgage banking fees                                                  44            59             127           174
Other income                                                           80            37             159           108
                                                                   ------        ------          ------        ------
     Total other income                                               270           210             679           604
                                                                   ------        ------          ------        ------

Other expenses:
   Salaries and employee benefits                                     511           420           1,465         1,224
   Expenses of bank premises and fixed assets                         193           153             568           455
   Other operating expenses                                           398           270           1,000           772
                                                                   ------        ------          ------        ------
     Total other expenses                                           1,102           843           3,033         2,451
                                                                   ------        ------          ------        ------

Income before provision for income taxes                              282           254             699           670

Provision for income taxes                                             60            73             165           177
                                                                   ------        ------          ------        ------

Net income                                                            222           181             534           493

Other comprehensive income, net of income taxes:
   Unrealized holding gains arising during period                      19            72             167           101
                                                                   ------        ------          ------        ------

Comprehensive income                                               $  241        $  253          $  701        $  594
                                                                   ======        ======          ======        ======

Earnings per common share
   Basic                                                           $ 0.24        $ 0.30          $ 0.72        $ 0.82
                                                                   ======        ======          ======        ======
   Dilutive                                                        $ 0.24        $ 0.27          $ 0.72        $ 0.74
                                                                   ======        ======          ======        ======



The accompanying notes are an integral part of these consolidated financial statements.


                            ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (Dollars in Thousands)


                                                           For the Three Months Ended      For the Nine Months Ended
                                                                   September 30,                   September 30,
                                                          -----------------------------   -----------------------------
                                                                2002           2001             2002           2001
                                                          --------------  -------------   --------------  -------------
Net cash provided by operating activities                    $  3,610         $    618        $  4,941        $  1,107
                                                             --------         --------        --------        --------
Cash flows from investing activities:
   Net (increase) decrease in:
     Investment securities                                     (7,265)             304          (6,099)         (3,000)
     Interest-bearing deposits in other banks                      (2)              (1)             99               1
     Loans                                                     (2,694)          (1,262)        (13,367)         (7,923)
   Proceeds from sale of asset                                    538               --             538              --
   Purchases of bank premises and equipment, net                  (24)            (314)           (300)           (780)
                                                             --------         --------        --------        --------
     Net cash used by investing activities                     (9,447)          (1,273)        (19,129)        (11,702)
                                                             --------         --------        --------        --------
Cash flows from financing activities:
   Net increase in deposits                                     6,154            3,510          12,058          11,755
   Net proceeds from (repayments of) other borrowings            (101)              --          12,239              --
                                                             --------         --------        --------        --------

     Net cash provided by financing activities                  6,053            3,510          24,297          11,755
                                                             --------         --------        --------        --------
Increase in cash and cash equivalents                             216            2,855          10,109           1,160

Cash and cash equivalents at beginning of period               15,144           11,270           5,251          12,965
                                                             --------         --------        --------        --------
Cash and cash equivalents at end of period                   $ 15,360         $ 14,125        $ 15,360        $ 14,125
                                                             ========         ========        ========        ========



The accompanying notes are an integral part of these consolidated financial statements.


                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)



                                                                                                       Net
                                                                                                   Unrealized
                                            Common Stock            Additional                   Holding Gains         Total
                                     ---------------------------     Paid-in        Retained       (Losses) on     Stockholders'
                                       Shares          Amount        Capital        Earnings       Securities          Equity
                                     ---------------------------  --------------  --------------  --------------  -----------------
                                                                        (Dollars In Thousands)

Balance, December 31, 2001            629,040        $       6      $   4,550      $   2,471        $     (60)       $   6,967

Warrants exercised                    410,567                4          4,101             --               --            4,105

Comprehensive Income:

 Net income                                --               --             --            534               --
 Net change in unrealized
   holding gains on securities             --               --             --             --              167

Total comprehensive income                 --               --             --             --               --              701
                                    ---------        ---------      ---------      ---------        ---------        ---------

Balance, September 30, 2002         1,039,607        $      10      $   8,651      $   3,005        $     107        $  11,773
                                    =========        =========      =========      =========        =========        =========


The accompanying notes are an integral part of these consolidated financial statements.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002


NOTE 1 - ACCOUNTING POLICIES

Our consolidated financial statements include the accounts of Atlantic BancGroup, Inc., ("Atlantic"), and its wholly-owned subsidiary, Oceanside Bank ("Oceanside"). References to Atlantic and Oceanside throughout these consolidated financial statements are made using the first-person notations of "we," "our," and "us."

Our consolidated financial statements for the three and nine months ended September 30, 2002 and 2001, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In management's opinion, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2001, and are incorporated herein by reference.

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

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002



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

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002



NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2002 and 2001. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. During the quarter ended September 30, 2002, all warrants were either exercised or expired and we no longer have any dilutive warrants outstanding. At September 30, 2001, the outstanding warrants totaled 561,610. For purposes of computing diluted EPS, the treasury stock method was used for 2002 and 2001. The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended September 30, 2002 and 2001:


                                                                Three Months Ended September 30,
                                                                   2002                 2001
                                                                   ----                 ----
     Basic EPS computation:
         Numerator - Net income                                   $222,000            $181,000
                                                                  --------            --------
         Denominator - Weighted average shares outstanding         939,814             603,294
                                                                  --------            --------
         Basic EPS                                                   $0.24               $0.30
                                                                  ========            ========
     Diluted EPS computation:
         Numerator - Net income                                   $222,000            $181,000
                                                                  --------            --------
         Denominator -
              Weighted average shares outstanding                  939,814             603,294
              Warrants                                                   -              62,401
                                                                  --------            --------
                                                                   939,814             665,695
                                                                  --------            --------
         Diluted EPS                                                 $0.24               $0.27
                                                                  ========            ========



                                                                Nine Months Ended September 30,
                                                                   2002                 2001
                                                                   ----                 ----
      Basic EPS computation:
         Numerator - Net income                                  $534,000            $493,000
                                                                 --------            --------
         Denominator - Weighted average shares outstanding        743,321             599,867
                                                                 --------            --------
         Basic EPS                                                  $0.72               $0.82
                                                                 ========            ========
     Diluted EPS computation:
         Numerator - Net income                                  $534,000            $493,000
                                                                 --------            --------
         Denominator -
              Weighted average shares outstanding                 743,321             599,867
              Warrants                                                  -              62,401
                                                                 --------            --------
                                                                  743,321             662,268
                                                                 --------            --------
         Diluted EPS                                                $0.72               $0.74
                                                                 ========            ========



                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002


NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                              September 30, 2002                         December 31, 2001
                                      ----------------------------------        ------------------------------------
                                                     Net                                        Net
                                      Amortized   Unrealized      Fair           Amortized   Unrealized      Fair
                                        Cost         Gains        Value             Cost       Losses         Value
                                        ----         -----        -----             ----       ------         -----
Available-for-sale
   Mortgage-backed securities       $ 14,392       $   171     $ 14,563         $  8,424       $   (95)    $  8,329
   Other                                 218            --          218              186            --          186
                                     -------        ------      -------          -------        ------      -------
     Total available-for-sale         14,610           171       14,781            8,610           (95)       8,515
                                     -------        ------      -------          -------        ------      -------
Held-to-maturity
   State, county and municipal
     bonds                             3,905           248        4,153            3,908           (10)       3,898
                                     -------        ------      -------          -------        ------      -------
     Total held-to-maturity            3,905           248        4,153            3,908           (10)       3,898
                                     -------        ------      -------          -------        ------      -------
Total investment securities          $18,515        $  419      $18,934          $12,518        $ (105)     $12,413
                                     =======        ======      =======          =======        ======      =======



NOTE 4 - LOANS

Loans consisted of (dollars in thousands):
                                                September 30,      December 31,
                                                   2002                2001
                                                   ----                ----

         Real estate loans                       $ 46,928           $ 38,009
         Commercial and agricultural loans         21,281             17,552
         Consumer and other loans                   6,938              6,166
                                                 --------           --------
                  Total loan portfolio             75,147             61,727
         Less, deferred fees                         (164)              (123)
         Less, allowance for credit losses           (913)              (766)
                                                 --------           --------
                  Loans, net                     $ 74,070           $ 60,838
                                                 ========           ========


NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for credit losses. We maintain the allowance for credit losses at a level that we believe to be sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for credit losses follows (dollars in thousands):


                                                  For the Nine      For the Twelve
                                                  Months Ended       Months Ended
                                               September 30, 2002  December 31, 2001
                                               ------------------  -----------------
         Balance, beginning of period               $ 766              $ 682
         Provision charged to operating expense       135                108
         Loans, charged-off                           (45)               (24)
         Recoveries                                    57                 --
                                                    -----              -----
         Balance, end of period                     $ 913              $ 766
                                                    =====              =====

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002


NOTE 5 - ALLOWANCE FOR CREDIT LOSSES (Continued)

We had classified three loans as impaired at September 30, 2002, and one loan as impaired at December 31, 2001, with principal balances of $102,000 and $21,000, respectively.


NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):
                                                September 30,       December 31,
                                                    2002                2001
                                                    ----                ----

     FHLB of Atlanta advance                       $  2,300          $ 2,300
     Securities under agreements to repurchase       12,952               --
     Overnight federal funds purchased                   31               --
     Revolving lines of credit                           --              744
                                                    -------          -------
                                                    $15,283          $ 3,044
                                                    =======          =======


FHLB of Atlanta Advances. On December 29, 1999, we obtained an advance from FHLB of $2.3 million collateralized by FHLB capital stock and a blanket floating lien on wholly-owned residential (1-4 units) first mortgage loans of approximately $3.1 million. On November 17, 2000, this advance was converted to a 5-year European Convertible advance, which afforded us more favorable terms at the time of conversion. This advance matures on November 17, 2005, and has a fixed interest rate at 6.05%.

Repurchase Agreements. We have securities under agreements to repurchase with a par value of $9,121,000 and a fair value of $9,531,000 securing overnight borrowings totaling $12,952. The interest rate on this overnight borrowing was 1.25%.

Revolving Lines of Credit. On February 11, 1999, we obtained a revolving line of credit in the amount of $50,100 from Columbus Bank and Trust Company ("Columbus"). On August 11, 1999, we obtained two revolving lines of credit from Columbus totaling $1.0 million, and repaid existing advances under the line of credit dated February 11, 1999. For the remaining two lines of credit, principal and interest at 0.50% below prime are due on August 11, 2002. The proceeds from the lines of credit were used to acquire real estate, fund start-up costs for the mortgage banking operations, and provide additional working capital. The lines of credit are secured by the common stock of Atlantic's wholly-owned banking subsidiary, Oceanside. At December 31, 2001, $744,000 had been advanced under the lines of credit. During 2002, we used proceeds from the recently exercised warrants and sale of Atlantic's former operations center to pay off the outstanding balances under these lines of credit. At September 30, 2002, $1.0 million was available under these lines of credit.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002


NOTE 7 - STOCKHOLDERS' EQUITY

A summary of the warrant activity for 2002 follows:

         Warrants outstanding at December 31, 2001                559,820
         Warrants exercised during the nine months
              ended September 30, 2002                           (410,567)
         Unexercised warrants expired                            (149,253)
                                                               ----------
         Warrants outstanding at September 30, 2002                    --
                                                               ==========

         Total proceeds received during 2002 (rounded)         $4,105,000
                                                               ==========


NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Oceanside is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. Financial instruments at September 30, 2002, consisted of commitments to extend credit approximating $16.1 million and letters of credit of $1.0 million.

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


NOTE 9 - REGULATORY CAPITAL

Oceanside is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2002, of the regulatory capital requirements and Oceanside's actual capital on a percentage basis.


                                                                  Regulatory
                                                      Actual      Requirement
                                                      ------      -----------

     Total capital to risk-weighted assets            10.53%          8.00%
     Tier I capital to risk-weighted assets            9.52%          4.00%
     Tier I capital to average assets                  7.93%          4.00%

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                               SEPTEMBER 30, 2002



Stevens, Powell & Company, P.A., Atlantic's independent certified public accountants, have made a limited review of the financial data as of September 30, 2002, and for the three and nine months periods ended September 30, 2002 and 2001, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

          REPORT ON REVIEW OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have reviewed the accompanying condensed consolidated statement of financial condition of Atlantic BancGroup, Inc., ("Atlantic"), and its wholly-owned subsidiary, Oceanside Bank ("Oceanside"), as of September 30, 2002, and the related consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows for the three and nine months periods ended September 30, 2002 and 2001, and the related consolidated statement of changes in stockholders' equity for the nine months period ended September 30, 2002. These consolidated financial statements are the responsibility of Atlantic's management.

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




STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
November 5, 2002

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

                              Results of Operations

Our net income for the three and nine months ended September 30, 2002, was $222,000 and $534,000, respectively, as compared with the $181,000 and $493,000 reported in the same periods of 2001. Despite a falling interest rate environment, we were able to substantially grow earning assets and improve or maintain a favorable mix of earning assets and deposits as follows:

     o Average earning assets grew at a pace of 33.7% and 21.6% for the three and nine months ended September 31, 2002, respectively, as over the same periods of 2001. With the growth in deposits and repurchase agreements, we were able to increase our investment portfolio and fund the increased loan demand during 2002.

     o For year-to-date 2002, average loans were 79.9% of total average earning assets as compared with 77.4% in the same period of 2001.

     o Higher costing average certificates of deposit declined as a percentage of average interest-bearing liabilities from 49.0% and 50.7% for the three and nine months ended September 30,2001, respectively, to 42.9% and 45.0% for the comparable periods in 2002.

With the double-digit growth in average earning assets and the favorable mix of earning assets and deposits, we managed to grow our net interest income 25.6% and 21.3% during the three and nine months periods ended September 30, 2002, respectively, over the same periods of 2001.

Operating expenses closely followed the growth in earning assets principally due to the opening of our third banking office in August 2001. Operating expenses increased 30.7% and 23.7% for the three and nine months periods ended September 31, 2002 and 2001, respectively, over the comparable periods in 2001.

During the second and third quarters of 2002, we benefited from warrants exercised, which allowed us to increase the regulatory capital of Oceanside with capital infusions totaling $1.1 million from its parent, Atlantic. Also, on August 1, 2002, Atlantic completed its sale of the former operations center. Atlantic recorded a pre-tax gain of $16,000 on a sales price of $572,500, which provided additional liquidity to Oceanside.

                               Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the nine months ended September 30, 2002):

                                                                             Nine Months Ended       Year Ended
                                                                               September 30,         December 31,
                                                                                   2002                  2001
                                                                                   ----                  ----
         Return on average assets                                                  0.74%                 0.79%
         Return on average equity                                                  8.17%                 9.77%
         Interest-rate spread during the period                                    4.47%                 4.11%
         Net interest margin                                                       4.96%                 4.89%
         Allowance for credit losses to period end loans                           1.22%                 1.24%
         Net charge-offs (recoveries) to average loans                            (0.02)%                0.04%
         Nonperforming assets to period end loans and foreclosed property          0.14%                 0.03%
         Nonperforming assets to period end total assets                           0.10%                 0.03%


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


We expect to meet our liquidity needs with:

     o available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $15.3 million at September 30, 2002 (net of federal funds purchased of $31,000);
     o maturities of investment securities totaling $476,000 in the 12 months following September 30, 2002; o the repayment of loans;
     o proceeds of unpledged investments available-for-sale; o growth in deposits; and,
     o    if necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $2.7 million at September 30, 2002, as compared to $0.4 million at December 31, 2001. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. We had core deposits totaling $73.0 million at September 30, 2002, and $63.3 million at December 31, 2001. We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future. Since December 31, 2001, we experienced double-digit growth of 22.0%, 54.5%, and 50.7% in noninterest bearing demand deposit, money market, and savings accounts, respectively. NOW accounts declined 35.1% and total certificates of deposit increased 10.0 %. NOW accounts declined by $3.7 million from December 31, 2001, to September 30, 2002, which was more than offset by repurchase agreements that grew by $13.0 million during the same period.

Customers with large certificates of deposit tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions acquire funds in part through large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, we generally do not accept brokered deposits.

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities. At September 30, 2002, we had commitments to originate loans totaling $16.1 million, and had issued, but unused, letters of credit of $1.0 million for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following September 30, 2002, total $27.2 million. We believe that adequate resources to fund all its anticipated commitments exists, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Oceanside exceeded its minimum regulatory capital ratios as of September 30, 2002, as reflected in the following table, which sets forth Oceanside's regulatory capital position (dollars in thousands):

                                                            Actual              Minimum(1)       Well-Capitalized(2)
                                                      Amount       %        Amount        %      Amount        %
                                                      ------     -----      ------      -----    ------      -----
Total Capital (to Risk-Weighted Assets)              $ 9,515     10.53%    $ 7,226      8.00%    $ 9,032     10.00%
Tier I Capital (to Risk-Weighted Assets)             $ 8,602      9.52%    $ 3,613      4.00%    $ 5,419      6.00%
Tier I Capital (to Average Assets)                   $ 8,602      7.93%    $ 4,341      4.00%    $ 5,426      5.00%


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

                Average Balances, Income and Expenses, and Rates

The following table depicts, for the periods indicated, certain information related to our average statements of financial condition and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages (dollars in thousands):


                                                                For the Nine Months Ended September 30,
                                                            2002                                    2001
                                              -------------------------------------------------------------------------
                                                          Interest     Average                    Interest      Average
                                              Average       and        Yield/          Average       and        Yield/
                                              Balance     Dividends     Rate           Balance    Dividends      Rate
                                              -------     ---------     ----           -------    ---------      ----
Interest-earning assets:
     Loans                                    $68,669      $ 4,028      7.84%          $54,730     $ 3,904       9.54%
     Investment and mortgage-
         backed securities                     13,048          543      5.56%           10,154         441       5.81%
     Other interest-earning assets              4,247           54      1.70%            5,814         210       4.83%
                                              -------      -------                     -------     -------

         Total interest-earning assets         85,964        4,625      7.19%           70,698       4,555       8.61%
                                                           -------                                 -------
Noninterest-earning assets                     10,232                                    8,299
                                              -------                                  -------

         Total assets                         $96,196                                  $78,997
                                              =======                                  =======

Interest-bearing liabilities:
     Demand, money market
         and NOW deposits                     $26,570          348      1.75%          $23,985         486       2.71%
     Savings                                    3,372           47      1.86%            1,473          27       2.45%
     Certificates of deposit                   31,804          877      3.69%           29,308       1,328       6.06%
     Other                                      8,998          165      2.45%            3,043         147       6.46%
                                              -------      -------                     -------     -------

         Total interest-bearing liabilities    70,744        1,437      2.72%           57,809       1,988       4.60%
                                                           -------                                 -------

Noninterest-bearing liabilities                16,715                                   14,822
Stockholders' equity                            8,737                                    6,366
                                              -------                                  -------
         Total liabilities and
              stockholders' equity            $96,196                                  $78,997
                                              =======                                  =======

Net interest income before provision
    for credit losses                                      $ 3,188                                 $ 2,567
                                                           =======                                 =======

Interest-rate spread                                                    4.47%                                    4.01%
                                                                        ====                                     ====

Net interest margin                                                     4.96%                                    4.85%
                                                                        ====                                     ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities      121.51%                                  122.30%
                                              ======                                   ======

          Comparison of Three Months Ended September 30, 2002 and 2001

Interest Income and Expense

Interest Income. Interest income was $1,676,000 and $1,533,000 for the three months ended September 30, 2002 and 2001, respectively. While we experienced a substantial decline in yields on average earning assets of 151 basis points, the favorable trends in average earning assets of 33.7% netted an overall growth rate of 9.3% for interest income. The decline in yields was the result of discount rate reductions by the Federal Reserve Board. Average loans as a percentage of average earning assets declined to 74.9% in the third quarter of 2002 as compared with 77.3% in 2001. We saw a modest shift in the percentage of higher yielding investments from lower yielding federal funds sold. Average investments as a percentage of average earning assets grew to 15.6% in 2002 versus 14.6% in 2001.

Interest Expense. Interest expense was $496,000 and $621,000 for the three months ended September 30, 2002 and 2001, respectively. While average interest-bearing liabilities grew by $19.8 million, or 32.8% during this period, interest expense was lower by 20.1% as a result of the rapid decline in the rate environment with the cost of funds dropping to 2.45% from 4.08% in the third quarter of 2002 over the same period in 2001 and improved the mix of deposits and lower costing borrowings. We achieved lower cost of funds with a decline in the percentage of certificates of deposit to total interest-bearing liabilities to 42.9% in 2002 from 49.0% in 2001.

Net Interest Income before Provision for Credit Losses. Net interest income before provision for credit losses was $1,180,000 and $912,000 for the three months ended September 30, 2002 and 2001, respectively. The net interest margin for the third quarter of 2002 was 4.76% as compared with the net interest margin in 2001 of 4.92%, a decrease of 16 basis points. With the higher loan-to-deposit ratio of 85% in 2002 versus 78% in 2001 and the favorable shift in the mix of earning assets and deposits, we were able to lessen the impact of the unfavorable rate environment resulting from market conditions and recent Federal Reserve actions to reduce interest rates.

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

At September 30, 2002, we had ten loans totaling approximately $1.7 million classified as substandard and no loans classified as doubtful or loss. Seven of the substandard loans were performing and only three loans totaling $102,000 were classified as nonaccrual and impaired as of September 30, 2002.

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

Activity in the allowance for credit losses follows (dollars in thousands):

                                                                      For the Nine           For the Twelve
                                                                      Months Ended            Months Ended
                                                                    September 30, 2002      December 31, 2001
                                                                    ------------------      -----------------
         Balance, beginning of period                                      $ 766                  $ 682
         Provision charged to operating expense                              135                    108
         Loans, charged-off                                                  (45)                   (24)
         Recoveries                                                           57                     --
                                                                           -----                  -----
         Balance, end of period                                            $ 913                  $ 766
                                                                           =====                  =====

         Annualized net charge-offs (recoveries) as
              a percentage of average loans for the period                 (0.02)%                  0.04%
                                                                           =====                    ====


At September 30, 2002, the allowance for credit losses amounted to $913,000, or 1.22% of total outstanding loans (net of deferred fees). At December 31, 2001, the allowance stood at 1.24%. We recorded provisions for credit losses totaling $66,000 and $25,000 for the three months ended September 30, 2002 and 2001, respectively, which reflects the growth in the loan portfolio.

Noninterest Income and Expense

Noninterest Income. Total other income improved rising 28.6% to $270,000 for the three months ended September 30, 2002, from $210,000 for the three months ended September 30, 2001. The following are the more significant changes that occurred during the third quarter of 2002 as compared with 2001.

     o Service charges and non-sufficient funds fees on demand deposit accounts were $54,000 and $96,000, respectively, in 2002 compared with $45,000 and $74,000, respectively, in 2001. The increase in these fees is due primarily to the growth in demand deposit accounts.

     o Mortgage banking fees declined $15,000, or 25.4%, due to staffing changes that resulted in a temporary delay in loan production, which has been resolved.

     o Other income rose $43,000, or 116.2%, principally due to increased cash values in life insurance policies funding the indexed retirement plans for certain officers and directors, the gain of $16,000 on the sale of the former operations building, and increased miscellaneous fees consistent with the overall growth of Atlantic.


Noninterest Expense. Total other expenses increased to $1,102,000 for the three months ended September 30, 2002, compared to $843,000 for the three months ended September 30, 2001. This increase of $259,000, or 30.7%, reflects higher expenses due in part to the Beach Boulevard branch opening. We identified the following more significant increases during the third quarter of 2002 over the same period in 2001.

     o Salaries and employee benefits grew 21.7% reflecting the increase in the average number of full-time equivalent employees and increases in group insurance, benefits, and compensation rates.

     o Expenses of bank premises and fixed assets rose 26.1% consistent with the growth of banking operations; specifically the increased building lease costs of $43,000 in 2002 versus $22,000 in 2001 and higher depreciation ($78,000 versus $67,000).

     o Other operating expenses grew by 47.4%, or $128,000, due principally to the expansion of Oceanside's branch network and higher advertising costs, professional fees, indexed retirement plan pension expense, and directors' fees. The largest increase was pension expense, which was $54,000 during the third quarter of 2002 versus $13,000 in 2001, resulting in part from adjustments to the accrued pension liability based on the annual review of this plan and the actuarial data supplied by the plan administrator.




Provision for Income Taxes

The income tax provision was $60,000 for the three months ended September 30, 2002, or an effective rate of 21.3%. This compares with an effective rate of 28.7% for the same period in 2001. The effective tax rate in 2002 and 2001 differs from the federal and state statutory rates principally due to increases in nontaxable investment income.

           Comparison of Nine Months Ended September 30, 2002 and 2001

Interest Income and Expense

Interest Income. Interest income was $4,625,000 and $4,555,000 for the nine months ended September 30, 2002 and 2001, respectively, an increase of only 1.5%. The improvements in mix of earning assets and growth in earning assets of 21.6% were partially offset by a reduction of 142 basis points in average yield on earning assets due to recent declines in market rates as a result of Federal Reserve actions. Average loans as a percentage of total average earning assets increased to 79.9% during 2002 as compared with 77.4% for 2001. The net effect of changes in mix and overall declines in rates contributed to a yield on earning assets of 7.19% in 2002 versus 8.61% in 2001.

Interest Expense. Interest expense was $1,437,000 and $1,988,000 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in interest expense of $551,000, or 27.7%, for the nine months ended September 30, 2002, over the same period of 2001 was due to decreases in the average cost of funds of 188 basis points. Shifts from higher costing certificates of deposit to lower cost deposits, partially offset by the growth in average interest-bearing liabilities of 22.4% resulted in favorable reductions in total interest expense in 2002 versus 2001.

Net Interest Income before Provision for Credit Losses. Net interest income before provision for credit losses was $3,188,000 and $2,567,000 for the nine months ended September 30, 2002 and 2001, respectively. The average loan-to-deposit ratio for the nine months ended September 30, 2002, increased to approximately 88% from 79% for the same period in 2001. Increases in the loan-to-deposit ratio, the shift in the mix to higher yielding loans from lower yielding assets, and favorable changes in the mix of deposits contributed to the improvement in net interest margin of 4.96% for 2002 versus 4.85% for 2001.

Allowance for Credit Losses. Atlantic's provision for credit losses was $135,000 and $50,000 for the nine months ended September 30, 2002 and 2001, respectively, which in management's opinion reflects the overall growth of the loan portfolio.

Noninterest Income and Expense

Noninterest Income. Total other income increased $75,000, or 12.4%, to $679,000 for the nine months ended September 30, 2002, compared to $604,000 for the nine months ended September 30, 2001, principally due to the following:

     o Service charges and nonsufficient funds fees on demand deposit accounts were $132,000 and $249,000, respectively, in 2002 compared with $102,000 and $211,000, respectively, in 2001. The increase in these fees is due primarily to the growth in demand deposit accounts.

     o The income earned on life insurance policies acquired for the indexed retirement plans for certain officers and directors.

     o Mortgage banking fees declined $47,000, or 27.0%, due to staffing changes that resulted in a temporary delay in loan production, which has been resolved..

Noninterest Expense. Total other expenses increased to $3,033,000 for the nine months ended September 30, 2002, compared to $2,451,000 for the nine months ended September 30, 2001. This increase of $582,000, or 23.7%, reflects higher expenses during the first nine months of 2002 over the same period in 2001.

     o Salaries and employee benefits grew 19.7% reflecting the increase in the average number of full-time equivalent employees and increases in group insurance, benefits, and compensation rates.
     o Expenses of bank premises and fixed assets rose 24.8% consistent with the growth of banking operations; specifically the increased building lease costs of $127,000 in 2002 versus $66,000 in 2001, and higher depreciation ($235,000 versus $193,000), with all other expenses increasing by a net of $10,000.
     o Other operating expenses grew by 29.5%, or $228,000, due principally to the expansion of Oceanside's branch network and higher advertising costs, professional fees, indexed retirement plan pension expense, and directors' fees.

Provision for Income Taxes. The income tax provision for the nine months ended September 30, 2002, totaled $165,000 as compared with $177,000 in 2001. The effective rate of 23.6% in 2002 compares with the 2001 effective rate of 26.4%. The effect of nontaxable investment income is the most significant reason for the differences in the federal and state marginal rate of 37.63%.

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


ITEM 4. CONTROLS AND PROCEDURES

Background of Internal Controls and Internal Audits. Oceanside is the sole financial subsidiary of Atlantic. Oceanside has in place extensive policies and operating procedures for loans, operations, accounting and compliance. All audits, whether internal or external are reported directly to the joint Audit Committee of Oceanside and Atlantic and subsequently to the Boards of Directors of Oceanside and Atlantic.

The joint Audit Committee of Oceanside and Atlantic maintains an audit calendar prepared by the internal auditor for planning purposes. This audit calendar is submitted to the Boards of Oceanside and Atlantic for approval. Annually Atlantic engages an external Certified Public Accounting firm to perform an independent audit conducted in accordance with generally accepted auditing standards.

Periodically, Oceanside and Atlantic undergo regulatory examinations that include tests of the policies and operating procedures for loans, operations, accounting and compliance. The results of these examinations are presented by the regulators to the Boards of Oceanside and Atlantic.

Evaluation of Disclosure Controls and Procedures. Atlantic's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Atlantic's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, Atlantic's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to Atlantic (including its consolidated subsidiary) required to be included in Atlantic's periodic filings under the Exchange Act.

Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in Atlantic's internal controls or in other factors that could significantly affect such controls.

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

          Item 3.  Defaults upon Senior Securities.
                   None.

          Item 4.  Submission of Matters to a Vote of Security Holders.
                   None.

          Item 5.  Other Information.
                   None.

          Item 6.  Exhibits and Reports on Form 8-K.

                   a) Exhibits.
                      Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350.
                      Exhibit 99.2 Certification for Quarterly Reports on
                      Form 10-QSB.
                      Exhibit 99.3 Certification for Quarterly Reports on
                      Form 10-QSB.

                   b) Reports on Form 8-K.
                      None.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     Atlantic BancGroup, Inc.




Date:  November 5, 2002              /s/ Barry W. Chandler
                                     -------------------------------------
                                     Barry W. Chandler
                                     President and Chief Executive Officer



Date:  November 5, 2002              /s/ David L. Young
                                     -----------------------------
                                     David L. Young
                                     Executive Vice President,
                                     Chief Financial Officer, and
                                     Corporate Secretary