Form 10KSB
ATLANTIC BANCGROUP INC
filed 2003-03-27
CIK 1087790

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 2002

|_|              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-25505

                            ATLANTIC BANCGROUP, INC.
                 (Name of small business issuer in its charter)

             Florida                                             59-3543956
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

1315 South Third Street, Jacksonville Beach, Florida               32250
      (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number: (904) 247-9494

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year were $7,247,000.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer (844,757 shares) at February 28, 2003, was approximately $11.8 million based on the initial bid quoted price of $14.00 per share as quoted on the "Over the Counter Bulletin Board."

As of February 28, 2003, there were issued and outstanding 1,039,607 shares of the issuer's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003, filed as Exhibit 99.1 herein, are incorporated into Part III, Items 9 through 13 of this Annual Report on Form 10-KSB.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I ...................................................................    1

Item 1.  Description of Business .........................................    1
         General .........................................................    1
         Lending Activities ..............................................    2
         Deposit Activities ..............................................    4
         Investments .....................................................    4
         Correspondent Banking ...........................................    4
         Interest and Usury ..............................................    5
         Supervision and Regulation ......................................    5
         Recent Legislation ..............................................   11
         Primary Service Area ............................................   13
         Competition .....................................................   14
         Common Stock ....................................................   14
         Warrants ........................................................   15
         Preferred Stock .................................................   15
         Indemnification of Directors and Officers .......................   15
         Employees .......................................................   16

Item 2.  Description of Properties .......................................   16

Item 3.  Legal Proceedings ...............................................   17

Item 4.  Submission of Matters to a Vote of Security Holders .............   17

PART II ..................................................................   18

Item 5.  Market Price for the Registrant's Common Equity and
             Related Stockholder Matters .................................   18
         Dividends .......................................................   18

Item 6.  Management's Discussion and Plan of Operations ..................   18
         Selected Financial Data .........................................   19
         Special Note Regarding Forward-Looking Statements ...............   20
         General .........................................................   20
         Results of Operations ...........................................   21
         Net Income ......................................................   21
         Comparison of Years Ended December 31, 2002 and 2001 ............   24
         Net Interest Income .............................................   24
         Provision for Loan Losses .......................................   25

                                                                            Page
                                                                            ----

         Noninterest Income ..............................................   25
         Noninterest Expenses ............................................   26
         Loans Receivable ................................................   26
         Classification of Assets ........................................   27
         Allowance for Loan Losses .......................................   29
         Securities ......................................................   30
         Deposits ........................................................   32
         Liquidity and Capital Resources .................................   34
         Interest Rate Sensitivity .......................................   37
         Other Borrowings ................................................   39
         Future Accounting Pronouncements ................................   39
         Impact of Inflation .............................................   40
         Quantitative and Qualitative Disclosures About Market Risk ......   40

Item 7.  Financial Statements ............................................   41

Item 8.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure ......................   63

PART III .................................................................   63

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act ...........   63

Item 10. Executive Compensation ..........................................   63

Item 11. Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters .............................   63

Item 12. Certain Relationships and Related Transactions ..................   63

Item 13. Exhibits and Reports on Form 8-K ................................   64

Item 14. Controls and Procedures .........................................   65

SIGNATURES ...............................................................   66
         Certifications ..................................................   67

EXHIBIT INDEX ............................................................   71

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Atlantic BancGroup, Inc. On October 23, 1998, Atlantic BancGroup, Inc. (the "Holding Company") was incorporated in the State of Florida. On April 3, 1999, the shareholders of Oceanside Bank ("Oceanside") approved the Agreement and Plan of Reorganization ("Reorganization") whereby Oceanside became a wholly-owned subsidiary of the Holding Company. The Reorganization was completed on May 5, 1999. The Holding Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and now owns all of the voting shares of Oceanside. Collectively, the entities are referred to as "Atlantic." Our corporate headquarters is located at 1315 South Third Street, Jacksonville Beach, Florida.

Atlantic presently has no significant operations other than Oceanside, our wholly-owned subsidiary. Oceanside is a state-chartered commercial bank and is Atlantic's primary source of income. Atlantic does not have trust powers and, accordingly, no trust services are provided.

As is the case with banking institutions generally, our operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Federal Reserve and the State of Florida Department of Financial Services. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. We face strong competition in attracting deposits (our primary source for funding loans) and in originating loans.

Oceanside Bank. Oceanside Bank opened July 21, 1997, and operates as a community bank within our primary service area in East Duval and Northeast St. Johns Counties ("PSA"). Oceanside provides general commercial banking services to businesses and individuals. The principal business of Oceanside is to receive demand and time deposits from the public and to make loans and other investments. Oceanside operates from a main office located at 1315 South Third Street, Jacksonville Beach, Florida, and two branch offices located at 560 Atlantic Boulevard, Neptune Beach, Florida, and 13799 Beach Boulevard, Jacksonville, Florida. Oceanside draws most of our customer deposits and conducts a significant portion of our lending transactions from and within our PSA in the "Beaches and West Beaches area" of Jacksonville, Florida.

We manage Oceanside as a locally-owned and operated institution that emphasizes providing prompt, efficient, and personalized service to individuals, small and medium-sized businesses, professionals and other local organizations. Generally, customers have one account officer to serve all of their banking needs and have ready access to senior management when necessary. In addition, our board of directors is responsible for maintaining a visible profile for, and providing business to, Oceanside within our local community.

Our principal strategy is to:

o     Expand our commercial and small business customer base within our PSA;

o Make real estate mortgage loans within our PSA, as well as throughout Duval and the surrounding counties; and

o     Expand our consumer loan base within our PSA.

Our belief is that the most profitable deposit relationships are characterized by high deposit balances, low frequency of transactions, and low distribution requirements. Being a community bank with local management, we are well-positioned to establish these relationships with smaller commercial customers and households.

Our source of funds for loans and other investments are demand, time, savings, and other deposits, amortization and repayment of loans, sales to other lenders or institutions of loans or participations in loans, and borrowings. Our principal sources of income are interest and fees collected on loans, and to a lesser extent, interest and dividends collected on other investments. Our principal expenses are interest paid on savings and other deposits, interest paid on other borrowings, employee compensation, office expenses, and other overhead and operational expenses. We offer several deposit accounts, including demand deposit accounts, negotiable order of withdrawal accounts ("NOW" accounts), money market accounts, certificates of deposit, and various retirement accounts. During 2002, we also obtained funds from customer repurchase agreements, which have been classified as other borrowings secured with pledged securities from our investment portfolio.

We are a member of an electronic banking network so that our customers may use the automated teller machines (the "ATMs") of other financial institutions and we also operate a drive-in teller service and 24-hour depository. As part of the strategy to offer innovative services to our customers, we offer on-line banking ("Internet Banking") and Dial-a-Bank ("Telephone Banking").

Our efforts are focused on filling the void created by the increasing number of locally-owned community banks that have been acquired by large regional holding companies, negatively impacting the personal nature of the delivery, quality, and availability of banking services in our PSA and surrounding areas.

Lending Activities

We offer a wide range of loans to individuals and small businesses and other organizations that are located in, or conduct a substantial portion of their business in, our PSA. At December 31, 2002, our consolidated total loans were $79.2 million, or 70.6%, of our total consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

Our loan portfolio is concentrated in three major areas: real estate loans, commercial loans, and consumer and other loans. A majority of our loans are made on a secured basis. As of December 31, 2002, approximately 64% of our total loan portfolio consisted of loans secured by mortgages on real estate. Of the total loans secured by mortgages on real estate, approximately 37% are secured by nonfarm nonresidential properties and 28% are secured by construction, land development, and other land loans. The remaining 35% are secured by 1-4 and multifamily residential properties.

Our real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase, improvement of, refinance of, or investment in, real estate and for the construction of single-family residential units or the development of single-family residential building lots. These real estate loans may be made at fixed or variable interest rates. We generally do not make fixed-rate commercial real estate loans for terms exceeding two years. Loans in excess of two years are generally adjustable rate loans. Residential real estate loans ordinarily are repayable in monthly installments, based on up to a 30-year amortization schedule, with variable interest rates.

Our commercial and agricultural loans include loans to individuals and small-to-medium-sized businesses located primarily in Duval and St. Johns Counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment, or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants. Other commercial loans with terms or amortization schedules of longer than one year will normally be made at interest rates which vary with the prime lending rate and will become payable in full in three to five years. Commercial loans not secured by real estate amounted to approximately 27% of our total loan portfolio as of December 31, 2002.

Our consumer loans and other loans consist primarily of loans to individuals for various consumer purposes, but include some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers; however, consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on an amortization schedule of up to five years. Consumer and other loans represent approximately 9% of our total loan portfolio at December 31, 2002.

Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by our loan officers, referrals from existing customers and borrowers, advertising, walk-in customers and, in some instances, referrals from brokers.

Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. In particular, longer maturities increase the risk that economic conditions will change and adversely affect collectibility. We attempt to minimize loan losses through various means. In particular, on larger loans, we generally rely on the cash flow of a debtor as the source of repayment and secondarily on the value of the underlying collateral. In addition, shorter loan terms are utilized in order to reduce the risk of a decline in the value of such collateral.

Deposit Activities

Deposits are our major source of funds for loans and other investment activities. In 2002, our regular savings, demand, NOW and money market deposit accounts comprised approximately 58.7% of our consolidated total deposits. Approximately 25.9% of our consolidated deposits at December 31, 2002, were certificates of deposit (or time deposits) of less than $100,000. Time deposits of $100,000 and over made up approximately 15.4% of our consolidated total deposits at December 31, 2002. Generally, our goal is to maintain the rates paid on our deposits at a competitive level. We do not currently accept brokered deposits.

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

Our total investment portfolio may be invested in U.S. Treasury and general obligations of its agencies and state, county, and municipal obligations because such securities generally represent a minimal investment risk. Occasionally, we purchase certificates of deposits of national and state banks. These investments may exceed $100,000 in any one institution (the limit of FDIC insurance for deposit accounts). CMO's are secured with Federal National Mortgage Association ("FNMA") and General National Mortgage Association ("GNMA") mortgage-backed securities and generally have a shorter life than the stated maturity. Federal funds sold is the excess cash we have available over and above daily cash needs. We invest this money on an overnight basis with approved correspondent banks.

We monitor changes in financial markets that may affect our portfolio investments. We also monitor our daily cash position to ensure that all available funds earn interest at the earliest possible date.

A portion of our investment account is designated as primary reserves and invested in liquid securities that can be readily converted to cash with minimum risk of market loss. These investments usually consist of U.S. Treasury obligations, U.S. government agencies, and federal funds. The remainder of our investment account (or secondary reserves) may be placed in investment securities of different types and longer maturities. Daily surplus funds are sold in the federal funds market for one business day. The maturities of our securities are staggered whenever possible so as to produce a steady cash flow in the event we need cash, or economic conditions change to a more favorable rate environment.

Correspondent Banking

Correspondent banking involves one bank providing services to another bank which cannot provide those services for itself from an economic, regulatory, or practical standpoint. We purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participation with correspondent banks. We have ongoing banking relationships with several correspondent banks. We also sell loan participations to correspondent banks with respect to loans that would exceed our lending limit.

Interest and Usury

Like other commercial banks, we are subject to state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter us from continuing the process of originating loans.

Supervision and Regulation

Both the Holding Company and Oceanside are subject to comprehensive regulation, examination, and supervision by the Federal Reserve, the Florida Department of Financial Services ("Department") and the Federal Deposit Insurance Corporation ("FDIC") and are subject to other laws and regulations applicable to bank holding companies and banks. Such regulations include limitations on loans to any single borrower and to our directors, officers, and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; disclosure of the costs and terms of such credit; and restrictions as to permissible investments. Both companies are examined periodically by the Federal Reserve, or the Department and the FDIC, each of whom will submit periodic reports regarding their financial condition and other matters. These agencies have a broad range of powers to enforce regulations under their respective jurisdictions, and to take discretionary actions determined to be for the protection of the safety and soundness of the Holding Company and Oceanside, including the issuance of cease and desist orders and the removal of directors and officers.

Bank Holding Company Regulation. Atlantic is a bank holding company, registered with the Federal Reserve under the BHC Act. As such, Atlantic is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company, (ii) acquiring all or substantially all of the assets of a bank, or (iii) merging or consolidating with any other bank holding company.

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be to substantially lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience, and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties' performance under the CRA.

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

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for loan losses except for certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2002, Oceanside's Tier 1 and total risk-based capital ratios were 9.67% and 10.73%, respectively.

Bank holding companies and banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2002, our leverage ratio was 9.00%.

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

As of December 31, 2002, Oceanside met the capital requirements of a "well capitalized" institution.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state is permissible. Interstate branching and consolidation of existing bank subsidiaries in different states is permissible. Florida has a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least three years.

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

Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank or bank holding company by tender offer or similar means than another type of corporation. Consequently, shareholders of Atlantic may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company and the FDIC before acquiring control of any state bank (such as Oceanside). Upon receipt of such notice, the FDIC may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires 10% or more of a bank holding company's or state bank's voting stock, and if one or more other control factors set forth in the Act are present.

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

Effect of Governmental Policies. Our business and earnings are affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credit, and deposits, and the interest rates paid on liabilities and received on assets.

Federal Securities Regulation. As a publicly traded company with our common stock registered under the Securities Exchange Act of 1934, we are required to file periodic public disclosure reports with and according to the regulations promulgated by the Securities and Exchange Commission.

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

In addition to the annual and quarterly reports, if any of nine specified events occurs in a period between the filing of Form 10-KSB or a Form 10-QSB, such event must be reported on a Form 8-K within a specified number of days after the event occurred. The more common events (and the time for filing the Form 8-K) follow:

o     a change in control (15 calendar days);

o     an acquisition or disposition of significant assets (15 calendar days);

o     bankruptcy or receivership (15 calendar days);

o     a change in certifying accountant (5 business days);

o     any resignation of directors (5 business days); or

o     a change in fiscal year end (15 calendar days).

When communicating with shareholders, proxy solicitations for our Annual Meetings of Shareholders, or any Special Meeting, are required to contain certain detailed disclosures regarding the current status of Atlantic.

Individual directors, officers and owners of more than 10% of our stock, are required to file individual disclosures of the amount of our securities (stock options or warrants) they beneficially own and of any transactions involving such securities. The initial status of all such persons will be reported on individual Form 3s. Subsequent securities transactions will be reported on Form 4 as they occur, and an annual report of ownership containing transactions reported late or not required to be reported as they occur is filed on Form 5.

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

Recent Legislation

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), which became law on July 30, 2002, added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting.

The Sarbanes-Oxley Act provides for, among other things:

o a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

o     independence requirements for audit committee members;

o     independence requirements for company auditors;

o certification of financial statements on Forms 10-KSB and 10-QSB reports by the chief executive officer and the chief financial officer;

o the forfeiture by the chief executive officer and the chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by such officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

o     disclosure of off-balance sheet transactions;

o     two-business day filing requirements for insiders filing Form 4s;

o disclosure of a code of ethics for financial officers and filing a Form 8-K for a change in or waiver of such code;

o the reporting of securities violations "up the ladder" by both in-house and outside attorneys;

o restrictions on the use of non-GAAP financial measures in press releases and SEC filings;

o     the formation of a public accounting oversight board; and

o     various increased criminal penalties for violations of securities laws.

The Sarbanes-Oxley Act contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions. In addition, each of the national stock exchanges has proposed new corporate governance rules, including rules strengthening director independence requirements for boards, the adoption of corporate governance codes and charters for the nominating, corporate governance and audit committees.

As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "Act"). The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Treasury regulations implementing the due diligence requirements were issued in 2002. These regulations required minimum standards to verify customer identity, encouraged cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibited the anonymous use of "concentration accounts," and required all covered financial institutions to have in place an anti-money laundering compliance program.

The Act also amended the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

The Gramm-Leach-Bliley Financial Modernization Act of 1999 ("Modernization Act") became effective in early 2000. The Modernization Act:

o allows bank holding companies meeting management, capital, and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies;

o     allows insurers and other financial services companies to acquire banks;

o removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

o establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

The Modernization Act modified other financial laws, including laws related to financial privacy and community reinvestment.

The foregoing is necessarily a general description of certain provisions of federal and state law and does not purport to be complete. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures, and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on Atlantic cannot be determined at this time.

Primary Service Area

Our PSA encompasses the easternmost portion of Duval County, Florida, and the northeastern-most portion of St. Johns County, Florida, and is bounded by the St. Johns River to the north. Our PSA continues south along the Intercoastal Waterway to Atlantic Boulevard, then west to St. Johns Bluff Road (which is the westernmost boundary), then south to J. Turner Butler Boulevard. Our PSA then continues eastward along J. Turner Butler Boulevard. At the Intercoastal Waterway, our PSA runs south to the State Road 210 in northern St. Johns County.

Our PSA includes the communities and municipalities of Ponte Vedra Beach, Jacksonville Beach, Atlantic Beach, and Neptune Beach, Florida, and that portion of the City of Jacksonville known as Mayport (the home of the Mayport U.S. Naval Air Station). Duval and St. Johns Counties enjoy an abundant and educated work force, attractive business environment, favorable cost-of-living comparisons to other metropolitan areas in the United States, and a good relationship between the private and public sectors. With the opening of the Beach Boulevard branch in the third quarter of 2001, we have expanded the service area covered by our branch network to include the Hodges and San Pablo areas of Duval County, which extend west of the Intercoastal Waterway. These areas are some of the fastest growing in our PSA.

In general, commercial real estate in the PSA consists of small shopping centers and office buildings. The type of residential real estate within our PSA varies, with a number of condominiums and townhouses located along the beaches, a greater concentration of apartments in the Mayport area, and single-family housing dispersed throughout our PSA. New residential growth in our PSA consists primarily of working professionals with families.

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

Competition

The banking industry in general, and our market in particular, is characterized by significant competition for both deposits and lending opportunities. In our market area, we compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and various other nonbank competitors. Competition for deposits may have the effect of increasing the rates of interest we will pay on deposits, which would increase our cost of money and possibly reduce our net earnings. Competition for loans may have the effect of lowering the rate of interest we will receive on our loans, which would lower our return on invested assets and possibly reduce our net earnings. Many of our competitors have been in existence for a significantly longer period of time than us, are larger and have greater financial and other resources and lending limits than us, and may offer certain services that we do not provide at this time. However, we feel the market is rich with opportunity to provide tailor-made custom banking products and services that cannot be provided by the large institutions that offer many banking products and services on an impersonal basis. As larger financial institutions have in recent years acquired community banks, we are able to cater to those customers looking for more personalized service.

Our profitability depends upon our ability to compete in this market area. At the present time, we are unable to predict to what degree competition may adversely affect our financial condition and operating results.

Our response to this highly competitive environment dictates that we:

o review and act upon loan requests quickly with a locally-based loan committee;

o     maintain flexible, but prudent lending policies;

o personalize service with emphasis on establishing long-term banking relationships with our customers; and

o maintain a strong ratio of employees to customers to enhance the level of service.

Common Stock

We have 10,000,000 shares of our $0.01 par value common stock authorized. As of February 28, 2003, there were 1,039,607 shares outstanding. Holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Upon liquidation, dissolution, or winding-up, holders of our common stock are entitled to receive pro rata all assets remaining legally available for distribution to shareholders. The holders of common stock have no right to cumulate their votes in the election of directors. The common stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All of the outstanding shares of common stock are fully paid and non-assessable.

Warrants

Subscribers to the initial offering of Atlantic's common stock received warrants to purchase common stock ("warrants") equal to the number of shares of common stock purchased. Each warrant gave the holder the right to purchase one share of common stock at $10.00 per share at any time during the five year period beginning on the date of the opening of Oceanside. During 2002, all outstanding warrants were either exercised or expired.

Preferred Stock

In addition to the 10,000,000 shares of authorized common stock, our Articles of Incorporation authorize up to 2,000,000 shares of preferred stock. The board of directors is further authorized to establish designations, powers, preferences, rights, and other terms for preferred stock by resolution. No shares of preferred stock have been issued.

Indemnification of Directors and Officers

Our Bylaws afford indemnification rights to our officers and directors to the fullest extent permitted or required by the Florida Business Corporation Act.

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

Employees

At December 31, 2002, we had approximately 40 full-time employees and 3 part-time employees. No significant changes in the number of our full-time employees are currently anticipated. Because we believe that one of the primary deficiencies of large regional banks is the constant turnover of personnel and therefore the lack of continuing personal relationships with local customers, our goal is to maintain a competently trained staff of local bankers who have settled in the community on a permanent basis. To maintain a skilled and knowledgeable staff, we allocate funds for continuing on-the-job and educational training, and employees are encouraged to enroll in various banking courses and other seminars to improve their overall knowledge of the banking business.

The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

ITEM 2. DESCRIPTION OF PROPERTIES.

On October 29, 1996, Oceanside purchased from an unaffiliated entity the two-story, 3,100 square-foot building at 1315 South Third Street, Jacksonville Beach, Florida, as our main office ("Main Office"). The Main Office includes three inside teller stations, four drive-up teller windows, an automated teller machine, and on-site parking. The Main Office is a former Barnett Bank branch office. Oceanside purchased the real property for $850,000 and used a portion of the proceeds of the initial offering of Atlantic's common stock to add 2,200 square feet to the facility. Oceanside originally acquired the Main Office with funds drawn on a line of credit with Columbus Bank and Trust Company, which was repaid out of the proceeds of Atlantic's initial offering.

On June 3, 1998, Oceanside purchased from SouthTrust Bank, N.A., a 1,968 square foot building and real estate located at 560 Atlantic Boulevard, Neptune Beach, Florida. This facility was formerly a branch office of SouthTrust Bank, N.A. Oceanside purchased this building for $426,650 and spent $49,963 on renovations and upgrades. This facility includes two offices, three inside teller windows, general lobby space, three drive-up teller windows, an ATM, and on-site parking. There is no outstanding mortgage loan on this property.

On August 13, 1999, Atlantic purchased from an unaffiliated individual, a 4,960 square foot office building located at 710 Third Street North, Jacksonville Beach, Florida. The building served as the location for Oceanside's operations center, Oceanside's mortgage department, and holding company offices, until the branch at 13799 Beach Boulevard was opened in 2001 (see below). The building was sold in 2002, netting proceeds of $538,000 and a gain of $16,000.

On September 27, 2000, Oceanside executed a lease for our latest branch location, which opened in the third quarter of 2001. This branch is located at 13799 Beach Boulevard, Jacksonville, Florida. The lease, which commenced upon execution, covers approximately 9,000 square feet. In addition to the branch, other operations of Atlantic and Oceanside were relocated to this facility. Rent commenced in May 2002, which was one year from the date of completion of the landlord's work, and expires ten years thereafter, with two five-year renewal options. No rent was paid in the first year after completion of the landlord's work. Annual rent in years two through ten will be $148,500 (subject to inflation adjustments).

On August 22, 2002, Oceanside executed a lease for a future branch location, which is expected to open during the first quarter of 2004. This branch will be located at the intersection of Kernan and Atlantic Boulevards, Jacksonville, Florida. The lease covers approximately 42,000 square feet of land, with the square footage of the building to be determined upon completion of the construction. Rent is expected to commence in the first quarter of 2004 or when the building is occupied. The lease is for twenty years with two ten-year renewal options. Annual rent in years two through twenty will be $75,000 (subject to inflation adjustments).

ITEM 3. LEGAL PROCEEDINGS.

We are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our operations. We do not believe that there are any pending or threatened proceedings against us, which, if determined adversely, would have a material effect on our consolidated financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of Atlantic's security holders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Prior to October 28, 1999, the shares of Atlantic common stock were not actively traded, and such trading activity, as it occurred, took place in privately negotiated transactions. On October 28, 1999, Atlantic's common stock was approved for quotation on the Over-the-Counter Bulletin Board ("OTC BB") under the symbol "ATBC.OB". During 2002 and 2001, the reported periodic high and low quotes during each quarter follow:

                                 2002                                       2001
              ----------------------------------------    ----------------------------------------
              4th Qtr    3rd Qtr     2nd Qtr   1st Qtr    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr
              -------    -------     -------   -------    -------    -------    -------    -------
      High     $13.50     $13.35     $13.50     $12.60     $23.00     $23.00     $11.25     $10.50
      Low      $12.50     $12.25     $12.25     $11.95     $11.00     $11.25     $10.50     $ 8.50

Please note that information above represents offers made to buy our stock and may not represent actual transactions or sales. The source of data used to prepare the above chart was taken from historical prices provided by Commodity Systems, Inc.

Dividends

As of February 28, 2003, there were approximately 683 holders of record of our common stock. We anticipate that for the foreseeable future, earnings will be retained for business development and growth. Accordingly, we do not anticipate paying dividends on our common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the board of directors and will depend on, among other things, future earnings, capital requirements, and our general financial and business condition.

ITEM 6. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS.

Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding our financial condition and results of operations for the periods ended, December 31, 2002 and 2001. This discussion should be read in conjunction with the financial statements and related footnotes presented elsewhere herein.

Selected Financial Data (dollars and shares in thousands, except per share data)

                                                                                    At or for the
                                                                              Period Ended December 31,
                                                              -----------------------------------------------------------
                                                                2002         2001        2000        1999          1998
                                                              --------     -------     -------     --------      --------
Statements of Operations Data:
     Total interest income                                    $  6,331     $ 6,082     $ 5,277     $  3,704      $  2,287
     Total interest expense                                      1,894       2,558       2,217        1,210           867
     Net interest income before provision for loan losses        4,437       3,524       3,060        2,494         1,420
     Provision for loan losses                                     196         108          --          221           334
     Net interest income after provision for loan losses         4,241       3,416       3,060        2,273         1,086
     Noninterest income                                            916         826         547          362           196
     Noninterest expense                                         4,010       3,379       2,929        2,167         1,450
     Cumulative effect of a change in accounting principle          --          --          --          (59)           --
     Income tax provision (benefit)                                294         226         226          (90)           --
     Net income (loss)                                             853         637         452          499          (168)

Statements of Financial Condition Data:
     Total assets                                             $112,251     $83,901     $74,375     $ 54,161      $ 45,571
     Earning assets                                            101,688      74,408      64,319       47,144        38,977
     Investment securities                                      16,988      12,237       7,344        5,938         7,803
     Loans, net (before allowance for loan losses)              79,107      61,604      49,983       40,935        25,998
     Allowance for loan losses                                     970         766         682          738           520
     Deposit accounts                                           83,524      73,493      65,002       43,889        40,374
     Stockholders' equity                                       12,154       6,967       6,020        5,404         5,050

Share Data:
     Earnings per share
         Basic                                                $   1.04     $  1.05     $  0.76     $   0.84      $  (0.28)
         Fully diluted                                        $   1.04     $  0.91     $  0.76     $   0.84      $  (0.28)
     Book value per share (period end)                        $  11.69     $ 11.08     $ 10.09     $   9.08      $   8.49
     Common shares outstanding (period end)                      1,040         629         597          595           595
     Weighted average shares outstanding
         Basic                                                     817         607         596          595           595
         Fully diluted                                             817         698         596          595           595

Performance Ratios:
     Return on average assets                                     0.86%       0.79%       0.70%        1.06%        (0.55)%
     Return on average equity                                     8.93        9.77        8.18         9.83         (3.27)
     Interest-rate spread during the period                       4.48        4.11        4.28         5.03          4.31
     Net interest margin                                          4.96        4.89        5.31         5.96          5.31
     Noninterest expenses to average assets                       4.02        4.20        4.56         4.59          4.71

Asset Quality Ratios:
     Allowance for loan losses to period end loans                1.23%       1.24%       1.36%        1.80%         2.00%
     Net charge-offs to average loans                            -0.01        0.04        0.12         0.01            --
     Nonperforming assets to period end loans                     0.01        0.03          --           --            --
     Nonperforming assets to period end total assets              0.01        0.03          --           --            --

Capital and Liquidity Ratios (Oceanside):
     Average equity to average assets (Consolidated)              9.58%       8.11%       8.59%       10.75%        16.69%
     Leverage (Oceanside)                                         9.00        8.67        8.83        11.09         12.92
     Risk-based capital (Oceanside):
         Tier 1                                                   9.67        9.75       10.48        12.54         17.42
         Total                                                   10.73       10.83       11.64        13.79         18.68
     Average loans to average deposits (Consolidated)            89.08       79.82       83.16        80.92         69.30

Special Note Regarding Forward-looking Statements

When used in this Form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area and competition, that could cause actual results to differ materially from those presently anticipated or projected. Readers should not place undue reliance on any such forward-looking statements, which speak only as to the date made. Readers are advised that the factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

At December 31, 2002, we had grown to approximately $112.3 million in total assets, $78.1 million in net loans, $83.5 million in deposits, and $12.2 million in stockholders' equity.

As stated elsewhere herein, our results of operations are primarily dependent upon the results of operations of Oceanside. Oceanside conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). Profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Oceanside's interest-rate spread which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, Oceanside's profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts and mortgage banking operations. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, data processing costs, and other operating expenses.

                              Results of Operations

Net Income

Net income in 2002 was $853,000 versus $637,000 in 2001, an increase of $216,000, or 33.9%. The primary reasons for the change in net income in 2002 over 2001 were as follows:

o Our income from average earning assets grew at a 4% pace as a result of increases in average earning assets of 24%, partially offset by the declining rate environment throughout 2002.

o The declining rate environment in 2002 was most pronounced on our cost of funds, which declined from 4.33% to 2.60%. All types of interest-bearing liabilities showed significant declines in the average yields, with an overall decline in interest expense of $664,000, or 26%, based on average balances in 2002. This helped maintain our interest-rate spread and net interest margin at levels exceeding 2001.

                 [Remainder of page intentionally left blank.]

Table 1.1 - Rate/Volume Analysis (dollars in thousands):

                                                                       Years Ended December 31,
                                                                       ------------------------
                                                                2002                                2001
                                                 --------------------------------     --------------------------------
                                                              Interest    Average                  Interest    Average
                                                 Average        and       Yield/      Average        and       Yield/
                                                 Balance     Dividends     Rate       Balance     Dividends     Rate
                                                 -------     ---------     ----       -------     ---------     ----
Earning assets
     Loans, net                                  $70,845       $5,566      7.86%      $56,135       $5,221      9.30%
     Investment securities and other stock        14,293          695      4.86        10,606          626      5.90
     Other interest-earning assets (1)             4,345           70      1.61         5,293          235      4.44
                                                 -------       ------                 -------       ------

         Total interest-earning assets            89,483        6,331      7.08        72,034        6,082      8.44
                                                               ------                               ------

Noninterest-earning assets                        10,265                                8,420
                                                 -------                              -------

         Total assets                            $99,748                              $80,454
                                                 =======                              =======

Interest-bearing liabilities
     Demand deposits                             $27,028          450      1.66       $24,563          600      2.44
     Savings                                       3,509           60      1.71         1,654           38      2.30
     Certificates of deposit                      32,190        1,232      3.83        29,759        1,728      5.81
     Other borrowings                             10,164          152      1.50         3,052          192      6.29
                                                 -------       ------                 -------       ------

         Total interest-bearing liabilities       72,891        1,894      2.60        59,028        2,558      4.33
                                                               ------                               ------

Noninterest-bearing liabilities                   17,300                               14,903
Stockholders' equity                               9,557                                6,523
                                                 -------                              -------

         Total liabilities and
           stockholders' equity                  $99,748                              $80,454
                                                 =======                              =======

Net interest income                                            $4,437                               $3,524
                                                               ======                               ======

Interest-rate spread (2)                                                   4.48%                                4.11%
                                                                           ====                                 ====

Net interest margin (3)                                                    4.96%                                4.89%
                                                                           ====                                 ====

Ratio of average interest-earning assets
  to average interest-bearing liabilities         122.76%                              122.03%
                                                  ======                               ======

--------------------------------------------------------------------------------

(1) Includes interest-bearing deposits due from other banks and federal funds sold.

(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3) Net interest margin is net interest income divided by average interest-earning assets.

Table 1.2 - Rate/Volume Analysis (dollars in thousands):

                                                          Year Ended December 31,
                                                               2002 vs. 2001
                                                        Increase (Decrease) Due to
                                                ------------------------------------------
                                                                           Rate/
                                                  Rate        Volume      Volume     Total
                                                -------      -------      ------     -----
Interest-earning assets:
     Loans, net                                 $  (811)     $ 1,368      $(212)     $ 345
     Investment securities and other stock         (110)         218        (39)        69
     Other interest-earning assets                 (150)         (42)        27       (165)
                                                -------      -------      -----      -----

         Total interest-earning assets           (1,071)       1,544       (224)       249
                                                -------      -------      -----      -----

Interest-bearing liabilities:
     Demand deposits                               (192)          60        (18)      (150)
     Savings                                         (9)          43        (12)        22
     Certificates of deposit                       (588)         141        (49)      (496)
     Other borrowings                              (147)         447       (340)       (40)
                                                -------      -------      -----      -----

         Total interest-bearing liabilities        (936)         691       (419)      (664)
                                                -------      -------      -----      -----

Net interest income                             $  (135)     $   853      $ 195      $ 913
                                                =======      =======      =====      =====

                                                          Year Ended December 31,
                                                               2001 vs. 2000
                                                        Increase (Decrease) Due to
                                                ------------------------------------------
                                                                           Rate/
                                                  Rate        Volume      Volume     Total
                                                -------      -------      ------     -----
Interest-earning assets:
     Loans, net                                 $  (253)     $ 1,007      $ (56)     $ 698
     Investment securities and other stock          (30)         270        (19)       221
     Other interest-earning assets                 (111)          (4)         1       (114)
                                                -------      -------      -----      -----

         Total interest-earning assets             (394)       1,273        (74)       805
                                                -------      -------      -----      -----

Interest-bearing liabilities:
     Demand deposits                               (150)         146        (33)       (37)
     Savings                                         (2)           9         (1)         6
     Certificates of deposit                        (65)         540        (29)       446
     Other borrowings                               (64)         (14)         4        (74)
                                                -------      -------      -----      -----

         Total interest-bearing liabilities        (281)         681        (59)       341
                                                -------      -------      -----      -----

Net interest income                             $  (113)     $   592      $ (15)     $ 464
                                                =======      =======      =====      =====

Table 2.1 - Weighted Average Yield or Rate:

                                                For the Year Ended December 31,
                                                -------------------------------
                                                       2002        2001
                                                       ----        ----
Interest-earning assets:
         Loans, net                                    7.86%       9.30%
         Investment securities                         4.86        5.90
         Other interest-earning assets                 1.61        4.44
         All interest-earning assets                   7.08        8.44
Interest-bearing liabilities:
         NOW deposits                                  0.60        0.75
         Money market deposits                         2.00        3.42
         Savings                                       1.71        2.30
         Certificates of deposit                       3.83        5.81
         Other borrowings                              1.50        6.29
         All interest-bearing liabilities              2.60        4.33
Interest-rate spread                                   4.48        4.11

Comparison of Years Ended December 31, 2002 and 2001

Net Interest Income

Net interest income which is our primary source of operating income, and is the difference between interest earned on loans and securities and interest paid on deposits and other funding sources. The factors that influence net interest income include changes in interest rates and changes in the volume and mix of assets and liability balances.

Net interest income was $4,437,000 and $3,524,000 for 2002 and 2001, respectively, an increase of 25.9% from 2001 to 2002, which was due to the increase in average earning assets of 24.2% and the favorable impact from declining interest rates on cost of funds. The average balances, interest income and expense, and the average rates earned and paid for assets and liabilities are found in the preceding Tables 1.1 and 2.1.

During 2002 and 2001, the average yield on earning assets was 7.08% and 8.44%, respectively, while the average cost of funds was 2.60% in 2002 and 4.33% in 2001. Our net interest margin increased from 4.89% in 2001 to 4.96% in 2002, reflecting trends in interest rates earned versus rates paid, which had a favorable inpact of 37 basis points. Also, the net interest margin improved in part with the favorable shift in average loans to 79.2% of all average earning assets in 2002 versus 77.9% in 2001.

For 2002, the average loan-to-interest-bearing deposit ratio increased to 112.9% from 100.3% in 2001, which reflects the shift in the mix of average earning assets and interest-bearing deposits as follows:

Table 2.2 - Change in Deposit Mix (dollars in thousands):

                                                       At December 31,
                                            ---------------------------------------
                                                   2002                 2001
                                            -----------------    ------------------
                                                      Percent               Percent
                                            Average     to       Average      to
                                            Balance    Total     Balance     Total
                                            -------   -------    -------    -------
Interest-earning assets:
     Loans, net                             $70,845     79.2%    $56,135     77.9%
     Investment securities                   14,293     16.0%     10,606     14.7%
     Other                                    4,345      4.8%      5,293      7.4%
                                            -------    -----     -------    -----

         Total interest-earning assets      $89,483    100.0%    $72,034    100.0%
                                            =======    =====     =======    =====

Interest-bearing deposits:
     Demand deposits                        $27,028     34.0%    $24,563     34.9%
     Savings                                  3,509      4.4%      1,654      2.4%
     Certificates of deposit                 32,190     40.5%     29,759     42.3%
                                            -------    -----     -------    -----

         Total interest-bearing deposits     62,727     78.9%     55,976     79.6%

Noninterest-bearing deposits                 16,807     21.1%     14,350     20.4%
                                            -------    -----     -------    -----

         Total deposits                     $79,534    100.0%    $70,326    100.0%
                                            =======    =====     =======    =====

Other borrowings increased from an average of $3,052,000 in 2001 to $10,164,000 in 2002, and the cost of funds decreased from 6.29% to 1.50% during the same period reflecting the decreasing rate environment and the growth in lower costing customer repurchase agreements. Customer repurchase agreements averaged $7.4 million in 2002 for an average cost of approximately 1.11%.

Provision for Loan Losses

A provision for loan losses of $196,000 was recorded in 2002, which reflects management's assessment of the needed level of the allowance for loan losses. The increase in the provision for loan losses in 2002 over the 2001 level of $108,000 reflects the growth in average loans of 26.2%.

Noninterest Income

Noninterest income increased $90,000, or 10.9%, to $916,000 in 2002 from $826,000 in 2001. Fees collected on deposit accounts were consistent with the growth in the number of deposit accounts and the branch expansion. Other income rose $40,000, or 27.0%, principally due to increased cash values in life insurance policies funding the indexed retirement plans for certain officers and directors, the gain of $16,000 on the sale of the former operations building, and increased miscellaneous fees consistent with the overall growth of Atlantic.

Noninterest Expenses

Total noninterest expenses increased to $4,010,000 in 2002 compared to $3,379,000 for 2001. This increase of $631,000, or 18.7%, reflects higher expenses due in part to the Beach Boulevard branch opening. Our explanation of the more significant increases during 2002 follows:

o Salaries and employee benefits grew 17.0% reflecting the increase in the average number of full-time equivalent employees of approximately 10.5% and increases in group insurance, benefits, and compensation rates.

o Expenses of bank premises and fixed assets rose 32.6% consistent with the growth of banking operations; specifically the increased building lease costs and other branch facilities costs, including higher depreciation ($307,000 versus $267,000).

o Other operating expenses grew by 14.8%, or $169,000, due principally to the expansion of Oceanside's branch network and higher advertising costs, professional fees, indexed retirement plan pension expense, and directors' fees. The largest increases were for pension expense and data processing costs.

Loans Receivable

Average loans receivable (before the allowance for loan losses) were $70,845,000 for the year ended 2002 as compared to $56,135,000 for 2001, an increase of 26.2%. Management believes the growth in loans was directly attributable to the addition of the Beach Boulevard branch, community acceptance, the reputations of our lending team, and favorable economic conditions in the market area. Table 3 below provides an analysis of our loan distribution at the end of 2002 and 2001. Loans that are secured by real estate include residential and nonresidential mortgages, and home equity loans to individuals.

Table 3 - Loan Portfolio (dollars in thousands):

                                                              For the Year
                                                           Ended December 31,
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------

Real estate loans                                       $ 50,580       $ 38,009
Commercial and agricultural loans                         21,519         17,552
Consumer and other loans                                   7,105          6,166
                                                        --------       --------
         Total loan portfolio                             79,204         61,727
Less:
         Less, unearned income                               (97)          (123)
         Less, allowance for loan losses                    (970)          (766)
                                                        --------       --------

              Loans, net                                $ 78,137       $ 60,838
                                                        ========       ========

The following table shows the maturity of loans receivable.

Table 4 - Loan Maturities at December 31, 2002 (dollars in thousands):

                                                         1 Year      1 Through      After
                                                         or Less      5 Years      5 Years       Total
                                                         -------     ---------     -------      -------
Real estate loans                                        $16,609      $10,736      $23,235      $50,580
Commercial and agricultural loans                            398          940       20,181       21,519
Consumer and other loans                                   1,495        4,808          802        7,105
                                                         -------      -------      -------      -------

        Total loan portfolio                             $18,502      $16,484      $44,218      $79,204
                                                         =======      =======      =======      =======

Loans with maturities over one year:
        Fixed rate                                                                              $18,874
        Variable rate                                                                            41,828
                                                                                                -------

             Total maturities greater than one year                                             $60,702
                                                                                                =======

Table 5 - Loans Originated and Repaid (dollars in thousands):

                                                        Year Ended December 31,
                                                       ------------------------
                                                          2002           2001
                                                        --------       --------
Originations:
        Real estate loans                               $ 18,127       $ 14,209
        Commercial and agricultural loans                  9,083          3,982
        Consumer and other loans                           3,731          3,150
                                                        --------       --------

             Total                                        30,941         21,341

Principal reductions                                     (13,464)        (9,703)
                                                        --------       --------

Increase in total loans                                 $ 17,477       $ 11,638
                                                        ========       ========

Classification of Assets

Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management's policy to discontinue the accrual of interest income and classify a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized, or when in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance. Consumer installment loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Real estate acquired as a result of foreclosure, or by deed in lieu of foreclosure, is classified as other real estate owned ("OREO"). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at the time the real estate is transferred to OREO. Further allowances for losses in

OREO are recorded at the time management believes additional deterioration in value has occurred.

Management has adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS No. 114"), which considers a loan to be impaired if it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. If a loan is considered impaired, its value generally should be measured based on the present value of expected cash flows discounted at the loan's effective interest rate. As a practical expedient, however, the loan's value may be based on:

o     the loan's market price; or

o the fair value of the loan's collateral, less discounted estimated costs to sell, if the collateral is expected to be the sole source of repayment.

If the value of the loan is less than the recorded investment in the loan, a loss should be recognized by recording a valuation allowance and a corresponding increase to the provision for loan losses charged to operating expenses.

Situations may occur where:

o We receive physical possession of a debtor's assets regardless of whether formal foreclosure proceedings have been initiated or completed; or

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

At December 31, 2002 and 2001, loans past due for 30 days or more (but less than 89 days) totaled $47,000 and $31,000, respectively. At December 31, 2002, management had classified ten loans totaling approximately $1.1 million as substandard, as compared with four substandard loans totaling $50,000 at December 31, 2001.

At December 31, 2002, one loan totaling $8,000 was considered impaired or nonaccrual. At December 31, 2001, only one loan totaling $21,000 was past due 90 days or more but was well-secured and in process of collection.

Allowance for Loan Losses

The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including but not limited to, current economic conditions, loan portfolio composition, prior credit loss experience, trends in portfolio volume, and management's estimation of future potential losses. Management believes that the allowance for loan losses is adequate. Table 6 is an analysis of the allowance for loan losses for 2002 and 2001.

Table 6 - Allowance for Loan Losses (dollars in thousands):

                                                           2002            2001
                                                          -----           -----

Balance, at beginning of period                           $ 766           $ 682
Provision for loan losses                                   196             108
Loans charged off                                           (50)            (24)
Recoveries                                                   58              --
                                                          -----           -----

Balance, at end of period                                 $ 970           $ 766
                                                          =====           =====

The specific allocations of the allowance for loan losses are based on management's evaluation of the risks inherent in the specific portfolios for the dates indicated. Amounts in a particular category may be used to absorb losses if another category allocation proves to be inadequate. Table 7 reflects the allocations of the allowance for the years ended 2002 and 2001.

Table 7 - Allocation of Allowance for Loan Losses (dollars in thousands):

                                                     At December 31,
                                         ---------------------------------------
                                                2002                 2001
                                         ------------------    -----------------
                                                     % of                 % of
                                                   Loans to             Loans to
                                                     Total                Total
                                         Amount      Loans     Amount     Loans
                                         ------    --------    ------   --------

Real estate loans                         $ 95         64%      $  5        62%
Commercial and agricultural loans          172         27          3        28
Consumer and other loans                    14          9          4        10
Unallocated                                689         --        754        --
                                          ----       ----       ----       ---

                                          $970        100%      $766       100%
                                          ====       ====       ====       ===

Highly leveraged transactions generally include loans and commitments made in connection with recapitalizations, acquisitions, and leveraged buyouts, and result in the borrower's debt-to-total assets ratio exceeding 75%. At December 31, 2002 and 2001, there were no loans qualified as highly leveraged transactions.

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

Table 8.1 - Carrying Value of Investment Securities (dollars in thousands):

                                                               At December 31,
                                                             -------------------
                                                               2002        2001
                                                             -------     -------
Securities available-for-sale:
         Mortgage-backed securities (GNMA and FNMA)          $13,084     $ 8,329

Securities held-to-maturity:
         State, county, and municipal bonds                    3,904       3,908
                                                             -------     -------

Balance, end of year                                         $16,988     $12,237
                                                             =======     =======

Table 8.2 - Investment Securities at Amortized Cost (dollars in thousands):

                                                               At December 31,
                                                             -------------------
                                                               2002        2001
                                                             -------     -------
Securities available-for-sale:
        Mortgage-backed securities (GNMA and FNMA)           $12,814     $ 8,424

Securities held-to-maturity:
         State, county, and municipal bonds                    3,904       3,908
                                                             -------     -------

Balance, end of year                                         $16,718     $12,332
                                                             =======     =======

Tables 9.1 and 9.2 set forth the maturities (excluding principal paydowns on mortgage-backed securities) and the weighted average yields of securities by contractual maturities at December 31, 2002 and 2001.

Table 9.1 - Analysis of Investment Securities Available-for-Sale (dollars in thousands):

                                      Due in One          Due in Five         Due in Ten
                                     to Five Years        to Ten Years       Years or More            Total
                                    ---------------     ----------------     --------------     -----------------
                                             Average              Average            Average               Average
                                    Amount    Yield     Amount     Yield     Amount   Yield     Amount      Yield
                                    ------    -----     ------     -----     ------   -----     ------      -----
At December 31, 2002:
     Mortgage-backed securities
         (GNMA and FNMA)            $3,486    3.75%     $3,812     4.11%     $5,786    5.73%    $13,084     4.73%
                                    ======              ======               ======             =======

At December 31, 2001:
     Mortgage-backed securities
         (GNMA and FNMA)            $   --    0.00%     $   --     0.00%     $8,329    5.89%    $ 8,329     5.89%
                                    ======              ======               ======             =======

Table 9.2 - Analysis of Investment Securities Held-to-Maturity (dollars in thousands):

                                      Due in One          Due in Five         Due in Ten
                                     to Five Years        to Ten Years       Years or More            Total
                                    ---------------     ----------------     --------------     -----------------
                                             Average              Average            Average               Average
                                    Amount    Yield     Amount     Yield     Amount   Yield     Amount      Yield
                                    ------    -----     ------     -----     ------   -----     ------      -----
At December 31, 2002:
     State, county, and
         municipal bonds            $   --    0.00%     $   --     0.00%     $3,904    5.10%    $ 3,904     5.10%
                                    ======              ======               ======             =======

At December 31, 2001:
     State, county, and
         municipal bonds            $   --    0.00%     $   --     0.00%     $3,908    5.10%    $ 3,908     5.10%
                                    ======              ======               ======             =======

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

The FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions' normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew, or rollover deposits at such rates without restriction, "adequately capitalized" depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and "undercapitalized" depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See "Description of Business/Supervision and Regulation." As of December 31, 2002, Oceanside met the definition of a "well capitalized" depository institution.

Our primary source of funds is deposit accounts that include both interest- and noninterest-bearing demand, savings, and time deposits under $100,000. At December 31, 2002 and 2001, these core deposits accounted for approximately 85% and 86% of all deposits, respectively. At December 31, 2002, the deposit mix had improved with favorable increases in the mix of noninterest-bearing demand deposits and money market deposits. At December 31, 2002, time deposits under $100,000 accounted for approximately 31% of these core deposits as compared with money market deposits at 30% and noninterest-bearing demand deposits at 26%. This compares with 2001 levels of 32%, 24%, and 23%, respectively. At both December 31, 2002 and 2001, jumbo certificates of deposit (time deposits $100,000 and greater) represented approximately 15% and 14%, respectively, of total deposits. At December 31, 2002 and 2001, time deposits outstanding in an individual amount of $100,000 or more totaled $12,854,000 and $10,203,000, respectively. The maturities of these deposits are reflected in Table 12 herein.

Interest-bearing demand accounts, consisting of NOW and money market accounts, averaged $27,028,000 for the year ended 2002 and $24,563,000 for the year ended 2001, or approximately 34% and 35% of average total deposits in 2002 and 2001, respectively. The declining interest rates in the United States economy during 2002 was the most significant factor in improving our net interest margins as average cost of funds for deposits decreased from 3.36% in 2001 to 2.19% in 2002.

Table 10 - Distribution of Deposit Accounts by Type (dollars in thousands):

                                                           At December 31,
                                              ------------------------------------------
                                                      2002                   2001
                                              -------------------    -------------------
                                                           % of                  % of
                                               Amount    Deposits     Amount    Deposits
                                              -------    --------    -------    --------
Demand deposits                               $18,172      21.8%     $14,532      19.8%
NOW deposits                                    5,552       6.6       10,662      14.5
Money market deposits                          21,215      25.4       15,340      20.9
Savings deposits                                4,107       4.9        2,255       3.0
                                              -------     -----      -------     -----

        Subtotal                               49,046      58.7       42,789      58.2
                                              -------     -----      -------     -----

Certificates of deposit:
        1.00% - 1.99%                           3,500       4.2           --       0.0
        2.00% - 2.99%                          14,671      17.6           --       0.0
        3.00% - 3.99%                           9,131      10.9        9,765      13.3
        4.00% - 4.99%                           5,762       6.9        7,699      10.5
        5.00% - 5.99%                           1,244       1.5        3,901       5.3
        6.00% - 6.99%                             170       0.2        8,936      12.2
        7.00% - 7.99%                              --       0.0          403       0.5
                                              -------     -----      -------     -----

        Total certificates of deposit (1)      34,478      41.3       30,704      41.8
                                              -------     -----      -------     -----

        Total deposits                        $83,524     100.0%     $73,493     100.0%
                                              =======     =====      =======     =====

--------------------------------------------------------------------------------

(1) Includes individual retirement accounts ("IRAs") totaling $2,007,000 and $2,052,000 in 2002 and 2001, respectively, all of which are in the form of certificates of deposit.

Table 11 - Average Deposits and Average Rates (dollars in thousands):

                                                    At December 31,
                                        ----------------------------------------
                                                2002                 2001
                                        ------------------    ------------------
                                        Average    Average    Average    Average
                                        Balance     Rate      Balance     Rate
                                        -------    -------    -------    -------
Demand, money market
    and NOW deposits                    $43,835     1.03%     $38,913     1.54%
Savings deposits                          3,509     1.71        1,654     2.30
Certificates of deposit                  32,190     3.83       29,759     5.81
                                        -------               -------

        Total deposits                  $79,534     2.19      $70,326     3.36
                                        =======               =======

Table 12 - Maturities of Time Deposits of $100,000 or more (dollars in thousands):

                                                             At December 31,
                                                         -----------------------
                                                           2002            2001
                                                         -------         -------

Due in three months or less                              $ 3,450         $ 5,318
Over three through twelve months                           6,556           3,550
Over twelve months through three years                     2,745           1,335
Over three years                                             103              --
                                                         -------         -------

                                                         $12,854         $10,203
                                                         =======         =======

Table 13 - Certificates of Deposits by Rate and Maturity Date (dollars in thousands):

                                                          Year Ending December 31,
                                        ----------------------------------------------------------
                                         2003        2004      2005    2006      2007       Total
                                        -------     ------     ----    ----     ------     -------
At December 31, 2002:
    1.00% - 1.99%                       $ 3,500     $   --     $ --     $--     $   --     $ 3,500
    2.00% - 2.99%                        14,086        585       --      --         --      14,671
    3.00% - 3.99%                         7,575      1,187      335      --         34       9,131
    4.00% - 4.99%                         2,563      2,034      315      36        814       5,762
    5.00% - 5.99%                           706         12       26      --        500       1,244
    6.00% - 6.99%                           170         --       --      --         --         170
                                        -------     ------     ----     ---     ------     -------

      Total certificates of deposit     $28,600     $3,818     $676     $36     $1,348     $34,478
                                        =======     ======     ====     ===     ======     =======

                                                          Year Ending December 31,
                                        ----------------------------------------------------------
                                         2002        2003      2004    2005      2006       Total
                                        -------     ------     ----    ----     ------     -------
At December 31, 2001:
    2.00% - 2.99%                       $ 3,679     $    9     $ 12     $--     $   --     $ 3,700
    3.00% - 3.99%                         5,468        595        1      --         --       6,064
    4.00% - 4.99%                         5,603      2,077       --      --         19       7,699
    5.00% - 5.99%                         3,187        679       11      25         --       3,902
    6.00% - 6.99%                         8,776        160       --      --         --       8,936
    7.00% - 7.99%                           403         --       --      --         --         403
                                        -------     ------     ----     ---     ------     -------

      Total certificates of deposit     $27,116     $3,520     $ 24     $25     $   19     $30,704
                                        =======     ======     ====     ===     ======     =======

Liquidity and Capital Resources

Liquidity. Our principal source of funds comes from Oceanside's operations, including net increases in deposits, principal and interest payments on loans, and proceeds from sales and maturities of investment securities.

We use our capital resources principally to fund existing and continuing loan commitments and to purchase investment securities. At December 31, 2002 and 2001, commitments to originate loans totaled $14.0 million and $12.7 million, respectively, and we had issued but unused standby letters of credit of $1.3 million and $1.2 million at December 31, 2002 and 2001, respectively. In addition, scheduled maturities of certificates of deposit during the 12 months following December 31, 2002 and 2001 totaled $28.6 million and $27.1 million, respectively. Management believes that we have adequate resources to fund all our commitments. If so desired, we can adjust the rates and terms on certificates of deposit and other deposit accounts to attract deposits and fund additional commitments.

Liquidity management involves meeting the funds flow requirements of customers who may either be depositors wanting to withdraw funds, or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets consist of vault cash, securities, and principal paydowns of other earning assets.

Our principal sources of asset liquidity are federal funds sold and the securities portfolio, including principal paydowns from mortgage-backed securities. In 2002 and 2001, such payments totaled $3,828,000 and $1,396,000, respectively.

Other sources of funds are principal paydowns and maturities in the loan portfolio. The loan maturity schedule (Table 4) illustrates the maturities of loans receivable at December 31, 2002. We also have sources of liability liquidity that include core deposits as previously discussed and access to borrowed funds including overnight federal funds, lines of credit, and customer repurchase agreements. At December 31, 2002 and 2001, our liquidity ratio of liquid assets to transaction deposit accounts was 26.4% and 13.2%, respectively. Management believes that our liquidity is sufficient to meet our anticipated needs.

Capital. We place a significant emphasis on maintaining a strong capital base. The capital resources consist of two major components of regulatory capital, stockholders' equity and the allowance for loan losses. Current capital guidelines issued by federal regulatory authorities require a company to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposure related to a company's on and off-balance sheet items.

Risk-based capital guidelines re-define the components of capital, categorize assets into risk classes, and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are segregated as Tier I and Tier II capital. Tier I capital is composed of total stockholders' equity reduced by goodwill and other intangible assets. Tier II capital is comprised of the allowance for loan losses and any qualifying debt obligations. Regulators also have adopted minimum requirements of 4% of Tier I capital and 8% of risk-adjusted assets in total capital.

We are also subject to leverage capital requirements. This requirement compares capital (using the definition of Tier I capital) to balance sheet assets and is intended to supplement the risk-based capital ratio in measuring capital adequacy. The guidelines set a minimum leverage ratio of 3% for depository institutions that are highly rated in terms of safety and soundness, and which are not experiencing or anticipating any significant growth. Other depository institutions are expected to maintain capital levels of at least 1% or 2% above the minimum. Oceanside's actual capital amounts, capital ratios, and leverage ratios at December 31, 2002 and 2001, are reflected in the table below.

Table 14 - Capital Ratios - Oceanside Only (dollars in thousands):

                                                         At December 31,
                                                       --------------------
                                                         2002         2001
                                                       -------      -------
Tier I
    Stockholders' equity                               $ 8,920      $ 6,915
    Less, intangible assets                                 --           --
                                                       -------      -------
                                                         8,920        6,915
Tier II
    Allowable portion of allowance for loan losses         970          766
                                                       -------      -------

Risk-based capital                                     $ 9,890      $ 7,681
                                                       =======      =======

Risk adjusted assets                                   $92,213      $70,933
                                                       =======      =======

    Tier I risk-based capital ratio                       9.67%        9.75%
                                                       =======      =======

    Total risk-based capital ratio                       10.73%       10.83%
                                                       =======      =======

Adjusted assets                                        $99,119      $79,713
                                                       =======      =======

    Leverage ratio                                        9.00%        8.67%
                                                       =======      =======

Note: Any unrealized appreciation and depreciation on securities available-for-sale was excluded from regulatory capital components of risk-based capital and leverage ratios.

During 2002, the Holding Company used a portion of the proceeds from warrants exercised to provide additional capital to Oceanside totaling $1.1 million. This amount has been eliminated in consolidation.

Table 15 - Capital Analysis:

                                                                At December 31,
                                                               ----------------
                                                                2002       2001
                                                               -----       ----
Average equity as a percentage of average assets                9.58%      8.11%
Equity to total assets at end of year                          10.83       8.30
Return on average equity                                        8.93       9.77
Return on average assets                                        0.86       0.79
Noninterest expenses to average assets                          4.02       4.20

In 1996, Oceanside commenced the sale of units (consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $10.00 per share) at a price of $10.00 per unit.

During July 2002, the remaining unexercised warrants expired. A summary of the activity for our warrants follows:

      Warrants Exercised
      ------------------
      1997                                                             300
      1998                                                              20
      1999                                                             600
      2000                                                           1,500
      2001                                                          32,190
      2002                                                         410,567
                                                                   -------
      Total warrants exercised                                     445,177
      Unexercised warrants expired                                 149,253
                                                                   -------

      Total warrants issued during initial stock offering          594,430
                                                                   =======

Stockholders' equity is adjusted for the effect of unrealized appreciation or depreciation, net of tax, on securities classified as available-for-sale. As of December 31, 2002, stockholders' equity increased $5.2 million from December 31, 2001, as a result of the net income of $853,000, an increase of $228,000 in unrealized holding gains on available-for-sale securities, and $4.1 million of proceeds from the exercise of warrants in 2002. The return on average equity for the years ended December 31, 2002 and 2001, totaled 8.93% and 9.77%, respectively. The decline in return on average equity is attributable to the significant increase in capital from the warrant proceeds and not an unfavorable trend in earnings as the return on average assets improved from 79 basis points in 2001 to 86 basis points in 2002.

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

Another method utilized to review our interest sensitivity position is through "simulation." In simulation, we project the future net interest streams in light of the current gap position. Various interest rate scenarios are used to measure levels of interest income associated with potential changes in our operating environment. We, however, cannot measure levels of interest income associated with potential changes in our operating environment, or the direction of interest rates, or how the mix of assets and liabilities will change. The use of this information will help formulate strategies to minimize the unfavorable effect on net interest income caused by interest rate changes.

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

Table 16 - Interest Rate Sensitivity at December 31, 2002 (dollars in thousands):

                                                Under          3 to 12                        Over
                                               3 Months        Months       1 - 5 Years      5 Years          Total
                                               -------        --------      -----------      -------        --------
Federal funds sold                             $ 5,588        $     --        $    --        $    --        $  5,588
Interest-bearing deposits in other banks             5              --             --             --               5
Loans(1)                                        26,798          10,869         36,324          5,213          79,204
Securities(2)                                      147             273          3,486         13,082          16,988
                                               -------        --------        -------        -------        --------

Total rate-sensitive assets                    $32,538        $ 11,142        $39,810        $18,295        $101,785
                                               =======        ========        =======        =======        ========

Money market and NOW accounts(2)               $21,215        $     --        $    --        $ 5,552        $ 26,767
Savings accounts (2)                                --              --             --          4,107           4,107
Certificates of deposit (2)                      9,990          18,610          4,494          1,384          34,478
                                               -------        --------        -------        -------        --------

Total rate-sensitive liabilities               $31,205        $ 18,610        $ 4,494        $11,043        $ 65,352
                                               =======        ========        =======        =======        ========

Gap (repricing differences)                    $ 1,333        $ (7,468)       $35,316        $ 7,252        $ 36,433
                                               =======        ========        =======        =======        ========

Cumulative Gap                                 $ 1,333        $ (6,135)       $29,181        $36,433
                                               =======        ========        =======        =======

Cumulative Gap/total assets                       1.19%         -5.47%          26.00%         32.46%
                                               =======        ========        =======        =======

Total assets                                                                                                $112,251
                                                                                                            ========

--------------------------------------------------------------------------------
(1) In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities.

(2) Excludes noninterest-bearing deposit accounts. Money market deposits were regarded as maturing immediately, and other core deposits were assumed to mature in the over 5-year category. All other time deposits were scheduled through the maturity or repricing dates. Investments were scheduled through their contractual, repricing, or principal payment dates.

Other Borrowings

A summary follows (dollars in thousands):

                                                         December 31,
                                                         ------------
                                                       2002          2001
                                                     -------        ------

      Repurchase agreement                           $13,573        $   --
      FHLB of Atlanta advances                         2,300         2,300
      Revolving lines of credit                           --           744
                                                     -------        ------

                                                     $15,873        $3,044
                                                     =======        ======

FHLB of Atlanta Advances. We obtained an advance from FHLB of $2,300,000 collateralized by our FHLB capital stock and a blanket lien on wholly-owned residential (1-4 units) first mortgage loans totaling approximately $7.6 million. This advance matures on November 17, 2005, and has a fixed interest rate at 6.05%.

Customer Repurchase Agreements. We have securities under agreements to repurchase with a par value of $15,671,000 and a fair value of $16,079,000 securing overnight borrowings totaling $13,573,000. The interest rate on this overnight borrowing was 1.25%.

Revolving Lines of Credit. We had entered into two lines of credit with Columbus Bank and Trust Company, requiring annual payments of principal and interest at 0.50% below prime. The proceeds from the lines of credit were used to acquire real estate, fund start-up costs for the mortgage banking operations, and provide additional working capital for us. During 2002, we used proceeds from recently exercised warrants and the sale of our former operations center to pay off the outstanding balances under these lines of credit. As of December 31, 2002, these lines of credit had not been renewed.

Future Accounting Pronouncements

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 ("SFAS 147"). Except for transactions between two or more mutual enterprises, SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147. In addition, SFAS 147 amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. For us, SFAS 147 becomes effective for acquisitions on or after October 1, 2002, and the adoption of SFAS 147 is not expected to materially affect the financial statements. In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others ("FIN 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires us to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the financial statements.

Impact of Inflation

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurements of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of Atlantic are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. We have little or no risk related to trading accounts, commodities or foreign exchange.

We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest rate swaps. We actively monitor and manage our interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on the asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

ITEM 7. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have audited the consolidated statements of financial condition of Atlantic BancGroup, Inc. and Subsidiary ("Atlantic") as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders' equity, for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of Atlantic's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic as of December 31, 2002 and 2001, and the results of its consolidated operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ STEVENS, POWELL & COMPANY, P.A.
-----------------------------------

STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
January 31, 2003

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                   December 31,
                                                                            ------------------------
                                                                               2002           2001
                                                                            ----------     ---------
                                                                             (Dollars in Thousands,
                                                                             Except Per Share Data)
                                               ASSETS
Cash and cash equivalents:
     Cash and due from banks                                                $    6,286     $   4,981
     Federal funds sold                                                          5,588           270
                                                                            ----------     ---------
         Total cash and cash equivalents                                        11,874         5,251
Interest-bearing deposits in other banks                                             5           111
Securities available-for-sale                                                   13,084         8,329
Securities held-to-maturity (fair value of $4,096 in 2002 and
    $3,898 in 2001)                                                              3,904         3,908
Stock in FHLB and correspondent bank, at cost                                      217           186
Loans, net                                                                      78,137        60,838
Facilities                                                                       2,834         3,236
Accrued interest receivable                                                        430           394
Deferred income taxes                                                              327           264
Other assets                                                                     1,439         1,384
                                                                            ----------     ---------

         Total assets                                                       $  112,251     $  83,901
                                                                            ==========     =========

                                            LIABILITIES
Deposits:
     Noninterest-bearing demand deposits                                    $   18,172     $  14,532
     Interest-bearing deposits                                                   5,552        10,662
     Money market deposits                                                      21,215        15,340
     Savings deposits                                                            4,107         2,255
     Time deposits, $100,000 and over                                           12,854        10,203
     Other time deposits                                                        21,624        20,501
                                                                            ----------     ---------

         Total deposits                                                         83,524        73,493

Other borrowings                                                                15,873         3,044
Accrued interest payable on deposits                                                71            64
Accounts payable and accrued liabilities                                           629           333
                                                                            ----------     ---------

         Total liabilities                                                     100,097        76,934
                                                                            ----------     ---------

Commitments and contingencies                                                       --            --
                                                                            ----------     ---------

                                        STOCKHOLDERS' EQUITY

Common stock, $0.01 par value, authorized 10,000,000 shares, issued
    and outstanding 1,039,607 shares in 2002 and 629,040 shares in 2001             10             6
Additional paid-in capital                                                       8,651         4,550
Retained earnings                                                                3,325         2,471
Accumulated other comprehensive income:
     Net unrealized holding gains (losses) on securities                           168           (60)
                                                                            ----------     ---------

         Total stockholders' equity                                             12,154         6,967
                                                                            ----------     ---------

         Total liabilities and stockholders' equity                         $  112,251     $  83,901
                                                                            ==========     =========

Book value per common share                                                 $    11.69     $   11.08
                                                                            ==========     =========

Common shares outstanding                                                    1,039,607       629,040
                                                                            ==========     =========

          See accompanying notes to consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                     December 31,
                                                                               ----------------------
                                                                                 2002          2001
                                                                               --------     ---------
                                                                               (Dollars in Thousands,
                                                                               Except Per Share Data)
INTEREST INCOME
     Interest and fees on loans                                                $  5,566     $   5,221
     Interest and dividend income from investment securities                        695           626
     Interest on federal funds sold                                                  69           229
     Interest on deposits with other banks                                            1             6
                                                                               --------     ---------
         Total interest income                                                    6,331         6,082
                                                                               --------     ---------

INTEREST EXPENSE
     Interest on deposits                                                         1,742         2,366
     Other                                                                          152           192
                                                                               --------     ---------
         Total interest expense                                                   1,894         2,558
                                                                               --------     ---------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                              4,437         3,524

PROVISION FOR LOAN LOSSES                                                           196           108
                                                                               --------     ---------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                               4,241         3,416
                                                                               --------     ---------

NONINTEREST INCOME
     Service charges on deposit accounts                                            515           451
     Mortgage banking fees                                                          213           227
     Other income                                                                   188           148
                                                                               --------     ---------
         Total noninterest income                                                   916           826
                                                                               --------     ---------

NONINTEREST EXPENSES
     Salaries and employee benefits                                               1,998         1,708
     Expenses of bank premises and fixed assets                                     699           527
     Other operating expenses                                                     1,313         1,144
                                                                               --------     ---------
         Total noninterest expenses                                               4,010         3,379
                                                                               --------     ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                                          1,147           863

PROVISION FOR INCOME TAXES                                                          294           226
                                                                               --------     ---------

NET INCOME                                                                          853           637

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
     Unrealized holding gains (losses) on securities arising during period          228           (12)
                                                                               --------     ---------

COMPREHENSIVE INCOME                                                           $  1,081     $     625
                                                                               ========     =========

AVERAGE COMMON SHARES OUTSTANDING
     Basic                                                                      816,898       606,988
                                                                               ========     =========
     Fully diluted                                                              816,898       698,339
                                                                               ========     =========

EARNINGS PER SHARE
     Basic                                                                     $   1.04     $    1.05
                                                                               ========     =========
     Fully diluted                                                             $   1.04     $    0.91
                                                                               ========     =========

          See accompanying notes to consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              December 31,
                                                                         ----------------------
                                                                           2002          2001
                                                                         --------      --------
                                                                         (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $    853      $    637
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
         Provision for loan losses                                            196           108
         Depreciation and amortization                                        307           267
         Net premium amortization and discount accretion                       74            12
         Deferred income taxes                                                (70)          (19)
         Gain on sale of assets                                               (16)           --
         Increase in other assets                                             (90)         (129)
         Increase in other liabilities                                        172            88
                                                                         --------      --------

                  Net cash provided by operating activities                 1,426           964
                                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available-for-sale:
         Purchases                                                         (8,287)       (6,320)
         Principal repayments mortgage-backed investment securities         3,828         1,396
     Purchases of FHLB stock                                                  (31)          (15)
     (Increase) decrease in interest-bearing deposits in other banks          106            (5)
     Increase in loans                                                    (17,495)      (11,645)
     Proceeds from sale of assets                                             538            --
     Purchases of facilities                                                 (427)         (902)
                                                                         --------      --------

                  Net cash used in investing activities                   (21,768)      (17,491)
                                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase (decrease) in deposits:
         Noninterest-bearing                                                3,640           803
         Interest-bearing                                                   6,391         7,688
     Proceeds from other borrowings                                        13,573            --
     Repayments of other borrowings                                          (744)           --
     Proceeds from stock warrants exercised                                 4,105           322
                                                                         --------      --------

                  Net cash provided by financing activities                26,965         8,813
                                                                         --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        6,623        (7,714)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              5,251        12,965
                                                                         --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 11,874      $  5,251
                                                                         ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash received during the year for interest and dividends            $  6,295      $  6,034
                                                                         ========      ========
     Cash paid during the year for interest                              $  1,887      $  2,591
                                                                         ========      ========
     Cash paid during the year for income taxes                          $    285      $    203
                                                                         ========      ========

NONCASH TRANSACTIONS
     Net change in unrealized holding gains (losses) on securities
        available-for-sale, net of income taxes                          $    228      $    (12)
                                                                         ========      ========

          See accompanying notes to consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                               Net
                                                                                           Unrealized
                                              Common Stock        Additional              Holding Gains      Total
                                          --------------------      Paid-in    Retained    (Losses) on   Stockholders'
                                            Shares      Amount      Capital     Earnings    Securities       Equity
                                          ---------     ------    ----------   ---------  -------------  -------------
                                                                   (Dollars in Thousands)
Balance, December 31, 2000                  596,850       $ 6       $4,228       $1,834       $ (48)        $ 6,020

Stock warrants exercised                     32,190        --          322           --          --             322
Comprehensive income:
     Net income                                  --        --           --          637          --
     Net change in net unrealized
       holding losses on securities              --        --           --           --         (12)

       Total comprehensive income                --        --           --           --          --             625
                                          ---------       ---       ------       ------       -----         -------

Balance, December 31, 2001                  629,040         6        4,550        2,471         (60)          6,967

Stock warrants exercised                    410,567         4        4,101           --          --           4,105
Rounding                                         --        --           --            1          --               1
Comprehensive income:
     Net income                                  --        --           --          853          --
     Net change in net unrealized
       holding gains on securities               --        --           --           --         228

       Total comprehensive income                --        --           --           --          --           1,081
                                          ---------       ---       ------       ------       -----         -------

Balance, December 31, 2002                1,039,607       $10       $8,651       $3,325       $ 168         $12,154
                                          =========       ===       ======       ======       =====         =======

          See accompanying notes to consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

General - Atlantic BancGroup, Inc. (the "Holding Company") is a bank holding company registered with the Federal Reserve and owns 100% of the outstanding stock of Oceanside Bank ("Oceanside"). Oceanside is a state-chartered commercial bank, which opened July 21, 1997. Oceanside's deposits are insured by the Federal Deposit Insurance Corporation. The Holding Company's primary business activities are the operations of Oceanside and it operates in only one reportable industry segment: banking. Collectively, the entities are referred to as "Atlantic."

Competition - Oceanside, through three banking offices, provides a variety of banking services to individuals and businesses located primarily in East Duval and Northeast St. Johns Counties of Florida. Atlantic funds its loans primarily by offering time, savings and money market, and demand deposit accounts to both commercial enterprises and individuals. Atlantic competes with other banking and financial institutions in its primary markets. Commercial banks, savings banks, savings and loan associations, mortgage bankers and brokers, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance, mutual funds, insurance companies, and brokerage and investment banking firms, may be considered competitors of Atlantic with respect to one or more of the services it renders.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of Atlantic conform with accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Regulatory Environment - Atlantic is subject to regulations of certain federal and state agencies and, accordingly, it is periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, Atlantic's business is particularly susceptible to being affected by federal legislation and regulations.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

The determination of the adequacy of the allowance for loan losses is based on estimates that may be affected by significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

Atlantic's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although Atlantic has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local, state, and national economic conditions.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require Atlantic to recognize additional losses based on their judgments about information available to them at the time of their examination.

Cash and Cash Equivalents - For purposes of the statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold, all of which mature within ninety days.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Oceanside is required by law or regulation to maintain cash reserves with the Federal Reserve Bank. The reserve balances at December 31, 2002 and 2001 were approximately $461,000 and $483,000, respectively.

Investment Securities - Debt securities are classified as held-to-maturity when Atlantic has the positive intent and ability to hold the securities to maturity. Securities held-to-maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Debt securities not classified as held-to-maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains (losses) on securities available-for-sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific-identification method.

Equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in noninterest income. During 2002 and 2001, Atlantic did not engage in trading securities.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. As of December 31, 2002, no securities were determined to have other than a temporary decline in fair value below cost.

Atlantic does not purchase, sell, or utilize off-balance sheet derivative financial instruments or derivative commodity instruments.

Loans Held-for-Investment - Loans originated with the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as loans held-for-investment. These loans are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or capitalized costs.

The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses - The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

A loan is considered impaired when, based on current information and events, it is probable that Atlantic will be unable to collect the scheduled payments of principal or interest when due. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Loans Held-for-Sale - Residential loans held-for-sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements. Gains and losses resulting from sales of residential mortgage loans are recognized when Atlantic funds the loan and has a commitment from the purchaser. At December 31, 2002 and 2001, Atlantic had no significant loans held-for-sale.

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

Foreclosed Assets - Assets acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the foreclosed asset is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed assets.

Off-Balance Sheet Instruments - In the ordinary course of business, Atlantic has entered into off-balance sheet financial instruments consisting of commitments to extend credit, which may include standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

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

Employee Benefits - Pension costs are charged to salaries and employee benefits expense when accrued. The accounting for income and costs associated with the Indexed Retirement Plans is more fully described at Note 8.

Income Taxes - Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets that are not likely to be realized.

Computation of Per Share Earnings - Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the years ended December 31, 2002 and 2001. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. During the year ended December 31, 2002, all warrants were either exercised or expired and Atlantic no longer has any dilutive warrants outstanding. At December 31, 2001, the outstanding warrants totaled 559,820. For purposes of computing diluted EPS, the treasury stock method was used for 2002 and 2001. The following information was used in the computation of EPS on both a basic and diluted basis for the years ended December 31, 2002 and 2001 (dollars in thousands except per share data):

                                                               For the Year Ended December 31,
                                                                        2002      2001
                                                                      --------   -----
      Basic EPS computation:
          Numerator - Net income                                      $    853   $ 637
                                                                      ========   =====
          Denominator - Weighted average shares outstanding                817     607
                                                                      ========   =====
          Basic EPS                                                   $   1.04   $1.05
                                                                      ========   =====

      Diluted EPS computation:
          Numerator - Net income                                      $    853   $ 637
                                                                      ========   =====
          Denominator
               Weighted average shares outstanding                         817     607
               Warrants                                                     --      91
                                                                      --------   -----
                                                                           817     698
                                                                      ========   =====
          Diluted EPS                                                 $   1.04   $0.91
                                                                      ========   =====

Advertising and Business Development - Atlantic expenses advertising and business development costs as incurred. Advertising and business development costs for 2002 and 2001 as included in other operating expenses were $53,000 and $58,000, respectively.

Reclassification of Accounts - Certain items in the financial statements for 2001 have been reclassified to conform to the classifications used for the current year.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Recent Accounting Pronouncements - In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 ("SFAS 147"). Except for transactions between two or more mutual enterprises, SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147. In addition, SFAS 147 amends SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. For Atlantic, SFAS 147 becomes effective for acquisitions on or after October 1, 2002, and the adoption of SFAS 147 is not expected to materially affect the financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others ("FIN 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires Atlantic to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the financial statements.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities at December 31, 2002 and 2001, follow (dollars in thousands):

                                                   December 31, 2002                                December 31, 2001
                                  ---------------------------------------------   -------------------------------------------
                                                 Gross       Gross                              Gross       Gross
                                  Amortized   Unrealized  Unrealized     Fair     Amortized  Unrealized  Unrealized    Fair
                                     Cost        Gains      Losses       Value       Cost       Gains      Losses      Value
                                  ---------   ----------  ----------    -------   ---------  ----------  ----------   -------
Available-for-sale
   Mortgage-backed securities      $12,814       $270       $    --     $13,084    $ 8,424       $25       $(120)     $ 8,329
                                   -------       ----       -------     -------    -------       ---       -----      -------

     Total available-for-sale       12,814        270            --      13,084      8,424        25        (120)       8,329
                                   -------       ----       -------     -------    -------       ---       -----      -------

Held-to-maturity
   State, county and municipal
     bonds                           3,904        192            --       4,096      3,908        25         (35)       3,898
                                   -------       ----       -------     -------    -------       ---       -----      -------

     Total held-to-maturity          3,904        192            --       4,096      3,908        25         (35)       3,898
                                   -------       ----       -------     -------    -------       ---       -----      -------

Total investment securities        $16,718       $462       $    --     $17,180    $12,332       $50       $(155)     $12,227
                                   =======       ====       =======     =======    =======       ===       =====      =======

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 2 - INVESTMENT SECURITIES (Continued)

The fair value of securities fluctuates during the investment period. During 2002 and 2001, no provision for loss has been made in connection with any decline of fair value below book value for certain securities, because the securities are purchased for investment purposes and the decline is not deemed to be other than temporary. Temporary increases in fair value of securities available-for-sale at December 31, 2002, of $168,000 (net of deferred income taxes of $102,000) are regarded as an adjustment to stockholders' equity. The estimated fair value of securities is determined on the basis of market quotations. At December 31, 2002, securities with an amortized cost of $16,718,000 and market value of $17,180,000 were pledged to secure overnight purchase agreements and deposits of public funds.

The cost and estimated fair value of debt and equity securities at December 31, 2002, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

                                 Securities Available-for-Sale    Securities Held-to-Maturity
                                 -----------------------------    ---------------------------
                                     Amortized     Fair              Amortized     Fair
                                        Cost       Value                Cost       Value
                                     ---------    -------            ---------    ------
      Due in one to five years        $ 3,453     $ 3,486              $   --     $   --
      Due in five to ten years          3,785       3,812                  --         --
      Due in ten years or more          5,576       5,786               3,904      4,096
                                      -------     -------              ------     ------

                                      $12,814     $13,084              $3,904     $4,096
                                      =======     =======              ======     ======

NOTE 3 - LOANS

The loan portfolio is composed of the following (dollars in thousands):

                                                    2002           2001
                                                  --------       --------

      Real estate loans                           $ 50,580       $ 38,009
      Commercial and agricultural loans             21,519         17,552
      Consumer and other loans                       7,105          6,166
                                                  --------       --------
          Total loan portfolio                      79,204         61,727
      Less, deferred fees                              (97)          (123)
      Less, allowance for loan losses                 (970)          (766)
                                                  --------       --------

               Loans, net                         $ 78,137       $ 60,838
                                                  ========       ========

At December 31, 2002, fixed rate loans (excluding nonaccrual loans) with maturities over one year totaled approximately $18.9 million.

The following is a summary of the transactions in the allowance for loan losses (dollars in thousands):

                                                          2002       2001
                                                         -----      -----

      Balance, beginning of period                       $ 766      $ 682
      Provisions charged to operating expenses             196        108
      Loans charged-off                                    (50)       (24)
      Recoveries                                            58         --
                                                         -----      -----

      Balance, end of period                             $ 970      $ 766
                                                         =====      =====

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 3 - LOANS (Continued)

Interest income recognized or received on impaired loans for 2002 and 2001 was not material. At December 31, 2002 and 2001, impaired loans, all collateral dependent, were as follows (dollars in thousands):

                                                               2002   2001
                                                               ----   ----

      Average balance during year                               $47    $--
                                                                ===    ===

      Total impaired loans                                      $ 8    $--
      Total related allowance for loan losses                     2     --
                                                                ---    ---
      Amount of impaired loans without a specific allowance
         for loan losses                                        $ 6    $--
                                                                ===    ===

Nonaccrual and past due loans at December 31, 2002 and 2001, were as follows (dollars in thousands):

                                                               2002   2001
                                                               ----   ----

      Nonaccrual loans (and considered impaired)                $ 8    $--
      Past due ninety days or more, but still accruing           --     21
                                                                ---    ---

                                                                $ 8    $21
                                                                ===    ===

NOTE 4 - FACILITIES

Facilities. A summary follows (dollars in thousands):

                                                          Accumulated                      Estimated
                                                        Depreciation and  Net Book          Useful
                                                Cost      Amortization     Value             Lives
                                                ----      ------------     -----             -----
December 31, 2002:
     Land and land improvements                $  750        $   --        $  750
     Bank building and improvements             1,888           261         1,627        5 - 40 years
     Furniture, fixtures, and equipment         1,137           680           457        3 - 10 years
                                               ------        ------        ------

                                               $3,775        $  941        $2,834
                                               ======        ======        ======

December 31, 2001:
     Land and land improvements                $  946        $   --        $  946
     Bank building and improvements             1,980           243         1,737        5 - 40 years
     Furniture, fixtures, and equipment         1,013           460           553        3 - 10 years
                                               ------        ------        ------

                                               $3,939        $  703        $3,236
                                               ======        ======        ======

Depreciation and amortization of facilities totaled $307,000 and $267,000 in 2002 and 2001, respectively.

Operating Leases. Atlantic leases property for a branch location at 13799 Beach Boulevard, Jacksonville, Florida, under a noncancellable operating lease. Under the terms of the lease, the lease term commenced in May 2001, with no rent due the first twelve months. Annual minimum future rental payments are $154,000 in 2003, $156,000 (plus an inflation adjustment) in the years 2004 through 2010, and $52,000 (plus an inflation adjustment) in 2011.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 4 - FACILITIES (Continued)

Atlantic entered into a 20-year noncancellable operating lease agreement for a new branch at the corner of Kernan Boulevard and Atlantic Boulevard, Jacksonville, Florida. The lease was executed in August 2002, and will commence upon completion of the branch construction, which is expected in 2004. Upon commencement, the minimum annual rental for this lease will be $75,000, subject to an inflation clause.

All other operating leases are not material. Total rent expense for 2002 and 2001 was $180,000 and $75,000, respectively.

NOTE 5 - TIME DEPOSITS

Time deposits at December 31, 2002 and 2001, totaled $34,478,000 and $30,704,000, respectively. Maturities of such deposits follow (dollars in thousands):

                                                      December 31, 2002             December 31, 2001
                                                ----------------------------  ----------------------------
                                                Time, $100,000    Other Time  Time, $100,000    Other Time
                                                    And Over       Deposits       And Over       Deposits
                                                --------------    ----------  --------------    ----------
      Three months or less                          $ 3,450        $ 6,540        $ 5,318        $ 9,052
      Over three through twelve months                6,556         12,053          3,550          9,196
      Over twelve months through three years          2,745          1,749          1,335          2,210
      Over three years                                  103          1,282             --             43
                                                    -------        -------        -------        -------

                                                    $12,854        $21,624        $10,203        $20,501
                                                    =======        =======        =======        =======

Interest expense on certificates of deposit of $100,000 or more totaled $516,000 and $599,000 for 2002 and 2001, respectively. Interest expense on other time deposits totaled $716,000 and $1,129,000 for 2002 and 2001, respectively.

NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

                                                         December 31,
                                                       2002          2001
                                                     -------        ------

      Repurchase agreement                           $13,573        $   --
      FHLB of Atlanta advances                         2,300         2,300
      Revolving lines of credit                           --           744
                                                     -------        ------

                                                     $15,873        $3,044
                                                     =======        ======

FHLB of Atlanta Advances. Atlantic has obtained an advance from FHLB of $2,300,000 collateralized by Atlantic's FHLB capital stock and a blanket lien on wholly-owned residential (1-4 units) first mortgage loans totaling approximately $7.6 million. This advance matures on November 17, 2005, and has a fixed interest rate at 6.05%.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 6 - OTHER BORROWINGS (Continued)

Customer Repurchase Agreements. Atlantic has securities under agreements to repurchase with a par value of $15,671,000 and a fair value of $16,079,000 securing overnight borrowings totaling $13,573,000. The interest rate on this overnight borrowing was 1.25%.

Revolving Lines of Credit. Atlantic had entered into two lines of credit with Columbus Bank and Trust Company, requiring annual payments of principal and interest at 0.50% below prime. The proceeds from the lines of credit were used to acquire real estate, fund start-up costs for the mortgage banking operations, and provide additional working capital for Atlantic. During 2002, Atlantic used proceeds from the recently exercised warrants and sale of Atlantic's former operations center to pay off the outstanding balances under these lines of credit. As of December 31, 2002, these lines of credit had not been renewed.

NOTE 7 - INCOME TAXES

The provision for income taxes on income is summarized as follows (dollars in thousands):

                                                        Year Ended December 31,
                                                          2002          2001
                                                         -----         -----
Current:
     Federal                                             $ 311         $ 209
     State                                                  53            36
                                                         -----         -----
                                                           364           245
                                                         -----         -----

Deferred:
     Federal                                               (60)          (16)
     State                                                 (10)           (3)
                                                         -----         -----
                                                           (70)          (19)
                                                         -----         -----

              Total income tax provision                 $ 294         $ 226
                                                         =====         =====

A reconciliation of the income tax benefit computed at the federal statutory rate of 34% and the income tax provision shown on the statement of operations, follows (dollars in thousands):

                                                        2002                  2001
                                                        ----                  ----
                                                             % of                  % of
                                                  Amount    Pretax      Amount    Pretax
                                                  ------    ------      ------    ------
      Tax computed at statutory rate              $ 390      34.0%      $ 293      34.0%
      Increase (decrease) resulting from:
          Nontaxable interest income, net           (63)     (5.5)        (60)     (7.0)
          Other                                     (33)     (2.9)         (7)     (0.8)
                                                  -----      ----       -----      ----

               Income tax provision (benefit)     $ 294      25.6%      $ 226      26.2%
                                                  =====      ====       =====      ====

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 7 - INCOME TAXES (Continued)

The components of the net deferred income tax assets are as follows (dollars in thousands):

                                                           December 31,
                                                          2002       2001
                                                         -----      -----
      Deferred tax asset:
          Federal                                        $ 380      $ 241
          State                                             65         41
                                                         -----      -----

                                                           445        282
                                                         -----      -----
      Deferred tax liability:
          Federal                                         (101)       (16)
          State                                            (17)        (2)
                                                         -----      -----

                                                          (118)       (18)
                                                         -----      -----

               Net deferred tax asset                    $ 327      $ 264
                                                         =====      =====

The tax effects of each type of significant item that gave rise to deferred taxes are (dollars in thousands):

                                                           December 31,
                                                          2002       2001
                                                         -----      -----
      Allowance for loan losses                          $ 356      $ 286
      Indexed retirement plans                             106         36
      Net unrealized holding losses on securities         (102)        36
      Depreciation                                         (16)        (6)
      Other                                                (17)       (88)
                                                         -----      -----

               Net deferred tax asset                    $ 327      $ 264
                                                         =====      =====

NOTE 8 - EMPLOYEE BENEFITS AND INDEXED RETIREMENT PLANS

SIMPLE Plan. Atlantic sponsors a SIMPLE Plan that covers substantially all employees. Atlantic matches each participant's contribution, subject to a maximum of 3% of the participant's salary. The SIMPLE Plan is a prototype plan and has been approved by the Internal Revenue Service. The amount included in salaries and employee benefits as pension expense totaled $40,000 and $36,000 for 2002 and 2001, respectively.

Indexed Retirement Plans. Atlantic has adopted an Indexed Retirement Plan ("IRP") for Atlantic's seven directors and four of its current or former officers. The purpose of the IRP is to retain qualified directors and members of management by offering a retirement benefit. Benefits under the IRP began vesting over a five-year period, starting with service beginning in 1997. Upon his resignation from Atlantic, a former officer and director was 60% vested in the IRP. The remaining ten participants were each 100% vested at the end of 2002.

Atlantic has purchased a pool of life insurance policies with $1,100,000 that had previously been invested in overnight federal funds sold. The policies have cash surrender values that can progressively grow, based on a fluctuating index of life insurance securities, resulting in an earnings stream. The portion of that earnings stream equal to what Atlantic had been earning on its overnight federal funds sold is realized as income by Atlantic. The variable portion above what is retained by Atlantic is used to fund the IRP for the eleven participants. Based on the structure of the IRP, Atlantic expects to recover all of its investment (plus interest) in these life insurance policies.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 8 - EMPLOYEE BENEFITS AND INDEXED RETIREMENT PLANS (Continued)

The IRP participants will begin receiving annual cash retirement benefit payments for a period of fifteen years after reaching age 65 in most cases. The size of these payments will depend on the growth in value of the purchased pool of life insurance policies. In addition, the beneficiaries of eight of the participants will each receive 90% of the death benefits, payable upon the respective participant's death, with the remaining 10% payable to Oceanside. The remaining three participants will receive a larger lump sum payment in their fifteenth year of receiving retirement benefits. A summary of the activity for the IRP follows (dollars in thousands):

                                                                        December 31,
                                                                       2002      2001
                                                                      -----      ----
      Policy income included in other income                          $  78      $ 64
      Pension expense included in other operating expenses             (147)      (52)
      Life insurance expense included in other operating expenses        (7)       (6)
      Deferred income tax benefit                                        44        20
                                                                      -----      ----

          Net after income tax benefit                                $ (32)     $ 26
                                                                      =====      ====

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

At December 31, 2002 and 2001, the following financial instruments were outstanding whose contract amounts represent credit risk for Atlantic (dollars in thousands):

                                                        December 31,
                                                      2002           2001
                                                    -------        -------

      Commitments to extend credit                  $14,025        $12,747
      Standby letters of credit                     $ 1,298        $ 1,189

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit may not be fully collateralized but generally contain a specified maturity date. Certain conditions may exist that would prevent the customer from drawing upon the total amount to which Atlantic is committed.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Commercial and standby letters-of-credit are conditional commitments issued by Atlantic to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Approximately $1,237,000 of the $1,298,000 of letters-of-credit issued and outstanding at December 31, 2002, have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. Atlantic generally holds collateral supporting those commitments if deemed necessary.

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

Litigation. Atlantic may periodically be a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to Atlantic's operations. Management, after consultation with legal counsel, does not believe that there are any pending or threatened proceedings against Atlantic, which, if determined adversely, would have a material effect on Atlantic's consolidated financial position.

Other. At December 31, 2002, Atlantic had $5.2 million of available lines of credit from other banks for the purchase of overnight federal funds.

NOTE 10 - CONCENTRATIONS OF CREDIT

Substantially all of Atlantic's loans, commitments, and standby letters of credit have been granted to customers in northeast Florida. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers. Atlantic, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of its legal lending limit. As a state-chartered bank, Oceanside's 15% legal lending limit was approximately $1.5 million at December 31, 2002 ($2.5 million for loans qualifying for the 25% limit). Atlantic does not have any significant concentrations to any one industry or customer.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 11 - RELATED PARTIES

Atlantic has entered into transactions with its directors, executive officers, significant stockholders, and their affiliates (insiders). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. A summary of activity for 2002 and 2001 for such loans follows (dollars in thousands):

                                                    2002            2001
                                                  -------         -------

      Beginning of year balance                   $ 1,499         $   441
      Additions                                       821           2,069
      Reductions                                     (161)         (1,011)
                                                  -------         -------

      End of year balance                         $ 2,159         $ 1,499
                                                  =======         =======

Unfunded commitments to the same parties totaled $785,000 at December 31, 2002. At December 31, 2002 and 2001, deposits and customer repurchase agreements with insiders totaled approximately $14.9 million and $6.6 million, respectively.

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

Warrants. In connection with Oceanside's initial stock offering, each investment unit consisted of one share of common stock and one transferable warrant to purchase one share of common stock at $10.00 per share during the five-year period beginning on the date Atlantic opened for business. A summary of the warrant activity during 2002 and 2001 follows:

                                                                 Number of
                                                                 Warrants
                                                                 ---------

      Outstanding at December 31, 2000                            592,010
      Warrants exercised, 2001                                    (32,190)
                                                                 --------
      Outstanding at December 31, 2001                            559,820
      Warrants exercised, 2002                                   (410,567)
      Unexercised warrants expired                               (149,253)
                                                                 --------
      Outstanding at December 31, 2002                                 --
                                                                 ========

Total proceeds received during 2002 and 2001 totaled $4.1 million and $0.3 million, respectively.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Dividends. The ability of Atlantic to pay dividends to stockholders depends primarily on dividends received by Atlantic from its subsidiary, Oceanside. Oceanside's ability to pay dividends is limited by federal and state banking regulations based upon Oceanside's profitability and other factors. State banking statutes further require (i) prior approval, (ii) that at least 20% of the prior year's earnings be transferred to additional paid-in capital (surplus) annually until surplus equals or exceeds Oceanside's common stock, and (iii) that certain minimum capital levels are maintained. At December 31, 2002, retained earnings of approximately $2,155,000 were available to pay dividends to the holding company only (Atlantic) in order to maintain Oceanside's current regulatory capital classification.

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses follow (dollars in thousands):

                                                        2002         2001
                                                       ------       ------

      Processing and settlement fees                   $  375       $  300
      Other miscellaneous expenses                        319          355
      Professional, legal, and audit fees                 176          149
      Pension expense                                     147           52
      Telephone                                            86           91
      Director fees                                        84           57
      Advertising and business development                 53           58
      Insurance (excluding group insurance)                38           50
      Regulatory assessments                               35           32
                                                       ------       ------

                                                       $1,313       $1,144
                                                       ======       ======

NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and Short-term Investments - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

      Investment Securities - For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

      Federal Home Loan Bank Stock - Fair value of Atlantic's investment in Federal Home Loan Bank stock is its cost.

      Loans Receivable - For loans subject to repricing and loans intended for sale within six months, fair value is estimated at the carrying amount plus accrued interest.

      The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

      Deposit Liabilities - The fair value of demand deposits, savings accounts, certain money market deposits, and customer repurchase agreements is the amount payable on demand at the reporting date. The fair value of long-term fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

      Other Borrowings - For short-term debt, including accounts and demand notes payable, the carrying amount is a reasonable estimate of fair value. The fair value of customer repurchase agreements is the amount payable on demand at the reporting date.

      Off-Balance Sheet Instruments - Fair values for off-balance-sheet lending commitments are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The estimated fair values of Atlantic's financial instruments at December 31, 2002, follow (dollars in thousands):

                                                     Carrying       Fair
                                                      Amount        Value
                                                     --------     --------
      Financial Assets
          Cash and deposits in other banks           $ 11,874     $ 11,874
          Investment securities                        16,988       17,180
          Stock in FHLB and correspondent bank            217          217
          Loans, net                                   78,137       79,671
                                                     --------     --------

               Total assets valued                   $107,216     $108,942
                                                     ========     ========

      Financial Liabilities
          Deposits                                   $ 83,524     $ 83,772
          Other borrowings                             15,873       15,962
                                                     --------     --------

               Total liabilities valued              $ 99,397     $ 99,734
                                                     ========     ========

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were Atlantic to have disposed of such items at December 31, 2002, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2002, should not necessarily be considered to apply at subsequent dates.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

As of December 31, 2002, the most recent notification from the FDIC, Oceanside was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, it will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

                                                                                                        To Be Well
                                                                                                       Capitalized
                                                                                                       Under Prompt
                                                                    For Capital                     Corrective Action
                                                                 Adequacy Purposes                      Provisions
                                        Actual          (greater than or  (greater than or  (greater than or  (greater than or
                                   Amount     Ratio     equal to) Amount   equal to) Ratio  equal to) Amount   equal to) Ratio
                                   ------     -----     ----------------   ---------------  ----------------   ---------------
                                                              (dollars in thousands)
As of December 31, 2002:
     Total Risk-Based Capital
     (To Risk-Weighted Assets)     $9,890     10.73%          $7,377            8.00%            $9,221            10.00%
     Tier I Capital
     (To Risk-Weighted Assets)     $8,920      9.67%          $3,689            4.00%            $5,533             6.00%
     Tier I Capital
     (To Average Assets)           $8,920      9.00%          $3,965            4.00%            $4,956             5.00%

As of December 31, 2001:
     Total Risk-Based Capital
     (To Risk-Weighted Assets)     $7,681     10.83%          $5,675            8.00%            $7,093            10.00%
     Tier I Capital
     (To Risk-Weighted Assets)     $6,915      9.75%          $2,837            4.00%            $4,256             6.00%
     Tier I Capital
     (To Average Assets)           $6,915      8.67%          $3,189            4.00%            $3,986             5.00%

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 16 - PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for Atlantic BancGroup, Inc. (parent only):

Condensed Balance Sheets as of December 31:                       2002          2001
                                                                --------      -------
                                                                (Dollars In Thousands)
Assets
     Cash and cash equivalents                                  $  3,043      $   287
     Investment in and advances to subsidiary bank                 9,088        6,855
     Other assets                                                     23          563
                                                                --------      -------
     Total                                                      $ 12,154      $ 7,705
                                                                ========      =======

Liabilities and Stockholders' Equity
     Liabilities                                                $     --      $   738
     Stockholders' equity                                         12,154        6,967
                                                                --------      -------
     Total                                                      $ 12,154      $ 7,705
                                                                ========      =======

Condensed Statements of Operations and Stockholders' Equity
Years Ended December 31:                                          2002          2001
                                                                --------      -------
                                                                (Dollars In Thousands)
Equity in net income of subsidiary bank                         $    905      $   709
Other income                                                          40           62
Other expenses (net of income tax benefit)                           (92)        (134)
                                                                --------      -------
Net income                                                           853          637
Stockholders' Equity:
     Beginning of  year                                            6,967        6,020
     Stock warrants exercised and rounding                         4,106          322
     Net change in unrealized holding gains (losses)
        on securities in subsidiary bank                             228          (12)
                                                                --------      -------
     End of year                                                $ 12,154      $ 6,967
                                                                ========      =======

Condensed Statements of Cash Flows
Years Ended December 31:                                          2002          2001
                                                                --------      -------
                                                                (Dollars In Thousands)
Operating Activities
Net income                                                      $    853      $   637
Adjustment to reconcile net income to net cash
   provided by operating activities:
     Equity in undistributed earnings of subsidiary bank            (905)        (709)
     Other                                                             9           29
                                                                --------      -------
Net Cash Used In Operating Activities                                (43)         (43)
                                                                --------      -------

Investing Activities
     Proceeds from sale of assets                                    538           --
     Capital contributions to subsidiary bank                     (1,100)          --
     Purchase of facilities                                           --           (3)
                                                                --------      -------
Net Cash Used In Investing Activities                               (562)          (3)
                                                                --------      -------

Financing Activities
     Repayment of other borrowings                                  (744)          --
     Proceeds from stock warrants exercised                        4,105          322
                                                                --------      -------
Net Cash Provided by Financing Activities                          3,361          322
                                                                --------      -------

Increase in Cash and Cash Equivalents                              2,756          276
Cash and Cash Equivalents:
     Beginning of year                                               287           11
                                                                --------      -------
     End of year                                                $  3,043      $   287
                                                                ========      =======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Neither Atlantic nor Oceanside has had any disagreements with its Accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information contained under the section captioned "Election of Directors" beginning on page 5 of Atlantic's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003, filed as Exhibit 99.1 herein (the "Proxy Statement"), is incorporated herein by reference.

                      SECTION 16(a) REPORTING REQUIREMENTS

The information contained under the section captioned "Section 16(a) Beneficial Ownership Compliance" at page 11 of Atlantic's definitive Proxy Statement is incorporated herein by reference (see Exhibit 99.1).

ITEM 10. EXECUTIVE COMPENSATION.

The information contained in the sections captioned "Board of Directors Meetings," at page 3 and "Executive Compensation" at page 8 and "Benefits" at page 9 under "Executive Compensation" in the definitive Proxy Statement, is incorporated herein by reference (see Exhibit 99.1).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in the section captioned "Beneficial Stock Ownership of Directors and Executive Officers" at page 8 under "Election of Directors" in the definitive Proxy Statement, is incorporated herein by reference (see Exhibit 99.1).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in the section captioned "Certain Relationships and Related Transactions" at page 9 in the definitive Proxy Statement is incorporated herein by reference (see Exhibit 99.1).

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

            10.1 Software License Agreement dated as of October 6, 1997, between Oceanside and File Solutions, Inc. (Incorporated by reference to Exhibit 10.1 to Atlantic's Form 10-KSB for year ended December 31, 1999)

            10.2 File Solutions Software Maintenance Agreement dated as of July 15, 1997, between Oceanside and SPARAK Financial Systems, Inc. (Incorporated by reference to Exhibit 10.2 to Atlantic's Form 10-KSB for year ended December 31, 1999)

            10.3 Remote Data Processing Agreement dated as of March 3, 1997, between Oceanside and Bankers Data Services, Inc. (Incorporated by reference to Exhibit 10.3 to Atlantic's Form 10-KSB for year ended December 31, 1999)

            10.4 Lease dated September 27, 2000, between MANT EQUITIES, LLC and Oceanside (Incorporated by reference to Exhibit 10.4 to Atlantic's Form 10-KSB for year ended December 31, 2000)

            10.5 Lease dated August 22, 2002, between PROPERTY MANAGEMENT SUPPORT, INC., and Oceanside.

            11 The computation of per share earnings is shown in the consolidated financial statements of Atlantic BancGroup, Inc. and Subsidiary for December 31, 2002 and 2001, contained in
                  Item 7, on Page 41 of the Notes to Consolidated Financial Statements

            21.1  Subsidiary of the Registrant

            99.1 Atlantic BancGroup, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003

      (b)   Reports on Form 8-K

            No current reports on Form 8-K were filed by Atlantic during the last fiscal quarter covered by this report.

ITEM 14. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures. Atlantic's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Atlantic's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on their evaluation, they have concluded that, as of the Evaluation Date, Atlantic's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to Atlantic (including its consolidated subsidiary) required to be included in Atlantic's periodic filings under the Exchange Act.

Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in Atlantic's internal controls or in other factors that could significantly affect those controls.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville Beach, State of Florida, on the 20th of March, 2003.

                                        ATLANTIC BANCGROUP, INC.


                                        /s/ Barry W. Chandler
                                        ----------------------------------------
                                        Barry W. Chandler
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 20th of March, 2003.

Signature                               Title


/s/ Donald F. Glisson, Jr.              Chairman of the Board
----------------------------------
    Donald F. Glisson, Jr.


/s/ Barry W. Chandler                   President and Chief Executive Officer
----------------------------------
    Barry W. Chandler


/s/ David L. Young                      Executive Vice President, Chief
----------------------------------      Financial Officer, and Corporate
    David L. Young                      Secretary


/s/ Frank J. Cervone                    Director
----------------------------------
    Frank J. Cervone


/s/ Jimmy Dubberly                      Director
----------------------------------
    Jimmy Dubberly


/s/ Robin H. Scheiderman                Director
----------------------------------
    Robin H. Scheiderman


/s/ G. Keith Watson                     Director
----------------------------------
    G. Keith Watson


/s/ Conrad L. Williams                  Director
----------------------------------
    Conrad L. Williams


/s/ Dennis M. Wolfson                   Director
----------------------------------
    Dennis M. Wolfson

                                  CERTIFICATION

I, Barry W. Chandler, certify that:

1. I have reviewed this annual report on Form 10-KSB of Atlantic BancGroup, Inc.;

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003


/s/  Barry W. Chandler
-------------------------------------
Barry W. Chandler
President and Chief Executive Officer

                                  CERTIFICATION

I, David L. Young, certify that:

1. I have reviewed this annual report on Form 10-KSB of Atlantic BancGroup, Inc.;

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003


/s/  David L. Young
-------------------------------------
David L. Young
Executive Vice President,
Chief Financial Officer, and
Corporate Secretary

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Annual Report of Atlantic BancGroup, Inc., on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission ("Report"), I, Barry W. Chandler, President and Chief Executive Officer of Atlantic BancGroup, Inc., certify, pursuant to 18 U.S.C. ss. 1350, as added by ss. 906 of the Sarbanes-Oxley Act of 2002, that:

      1.    To my knowledge, the Report fully complies with the requirements of
            Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Atlantic BancGroup, Inc. and Subsidiary as of and for the period covered by the Report.


Date: March 20, 2003                    /s/ Barry W. Chandler
                                        ----------------------------------------
                                        Barry W. Chandler
                                        President and Chief Executive Officer

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Annual Report of Atlantic BancGroup, Inc., on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission ("Report"), I, David L. Young, Executive Vice President, Chief Financial Officer, and Corporate Secretary of Atlantic BancGroup, Inc., certify, pursuant to 18 U.S.C. ss. 1350, as added by ss. 906 of the Sarbanes-Oxley Act of 2002, that:

      1.    To my knowledge, the Report fully complies with the requirements of
            Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Atlantic BancGroup, Inc. and Subsidiary as of and for the period covered by the Report.


Date: March 20, 2003                    /s/ David L. Young
                                        ----------------------------------------
                                        David L. Young
                                        Executive Vice President,
                                        Chief Financial Officer, and
                                        Corporate Secretary

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                                   Form 10-KSB
                     For Fiscal Year Ended December 31, 2002

                                  EXHIBIT INDEX

Exhibit
  No.                                      Exhibit

10.5 Lease dated August 22, 2002, between PROPERTY MANAGEMENT SUPPORT, INC., and Oceanside.

21.1              Subsidiary of the Registrant

99.1 Atlantic BancGroup, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003.