Form 10QSB
period 2003-05-13
ATLANTIC BANCGROUP INC
filed 2003-05-13
CIK 1087790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003
                        Commission File Number 001-15061

                            ATLANTIC BANCGROUP, INC.
        (Exact Name of small business issuer as specified in its charter)

Florida                                                      59-3543956
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1315 S. Third Street
Jacksonville Beach, Florida                                  32250
(Address of Principal Executive Offices)                     (Zip Code)

                                 (904) 247-9494
                 (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class                                         Outstanding as of May 5, 2003
---------------                                    -----------------------------
Common Stock                                       Common Stock - 1,039,607
  Par Value $0.01 per share

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

               FORM 10-QSB - FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX

                                                                                     PAGE
                                                                                    NUMBER

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

              Condensed Consolidated Statements of Financial Condition as of
              March 31, 2003 (Unaudited) and December 31, 2002......................  3

              Consolidated Statements of Operations and Comprehensive Income
              for the Three Months Ended March 31, 2003 and 2002 (Unaudited)........  4

              Condensed Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 2003 and 2002 (Unaudited)......................  5

              Consolidated Statement of Stockholders' Equity (Unaudited)............  6

              Notes to Consolidated Financial Statements (Unaudited)................  7

              Review by Independent Certified Public Accountants.................... 11

              Report on Review by Independent Certified Public Accountants.......... 12

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................. 13

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk............ 18

     Item 4 - Controls and Procedures............................................... 19

PART II - OTHER INFORMATION......................................................... 20

SIGNATURES.......................................................................... 21

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in Thousands Except Per Share Data)

                                                        March 31,
                                                           2003      December 31,
                                                       (Unaudited)       2002
                                                       -----------   ------------
ASSETS
Cash and due from banks                                $     9,547   $     6,286
Federal funds sold                                           8,500         5,588
                                                       -----------   -----------
   Total cash and cash equivalents                          18,047        11,874
Interest-bearing deposits in other banks                         5             5
Securities, available-for-sale                              14,427        13,084
Securities, held-to-maturity (market value of
  $4,091 in 2003 and $4,096 in 2002)                         3,904         3,904
Stock in FHLB and correspondent bank, at cost                  332           217
Loans, net                                                  82,283        78,137
Facilities                                                   2,842         2,834
Other assets                                                 2,243         2,196
                                                       -----------   -----------
       TOTAL                                           $   124,083   $   112,251
                                                       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand deposits                 $    20,249   $    18,172
   Interest-bearing deposits                                 6,338         5,552
   Money market deposits                                    20,992        21,215
   Savings deposits                                          4,713         4,107
   Time deposits, $100,000 and over                         13,652        12,854
   Other time deposits                                      28,487        21,624
                                                       -----------   -----------
     Total deposits                                         94,431        83,524
Other borrowings                                            16,854        15,873
Other accrued expenses and liabilities                         465           700
                                                       -----------   -----------
     Total liabilities                                     111,750       100,097
                                                       -----------   -----------
Commitments and contingencies                                   --            --
                                                       -----------   -----------
Stockholders' equity:
   Common stock                                                 10            10
   Additional paid-in capital                                8,651         8,651
   Retained earnings                                         3,523         3,325
   Accumulated other comprehensive income:
     Net unrealized holding gains on securities                149           168
                                                       -----------   -----------
     Total stockholders' equity                             12,333        12,154
                                                       -----------   -----------
       TOTAL                                           $   124,083   $   112,251
                                                       ===========   ===========
Book value per common share                            $     11.86   $     11.69
                                                       ===========   ===========
Common shares outstanding                                1,039,607     1,039,607
                                                       ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)

                                                            For the Three Months Ended
                                                                     March 31,
                                                            --------------------------
                                                                2003           2002
                                                            -----------    -----------

Interest and fees on loans                                   $    1,402    $    1,250
Investment income on investment securities and
   interest-bearing deposits in other banks                         162           170
Federal funds sold                                                   19             9
                                                             ----------    ----------
     Total interest income                                        1,583         1,429
                                                             ----------    ----------
Interest on deposits                                                402           443
Other borrowings and federal funds purchased                         55            38
                                                             ----------    ----------
     Total interest expense                                         457           481
                                                             ----------    ----------
     Net interest income before provision for loan losses         1,126           948

Provision for loan losses                                            41            27
                                                             ----------    ----------
     Net interest income after provision for loan losses          1,085           921
                                                             ----------    ----------
Service charges on deposit accounts                                 138           124
Motgage banking fees                                                 54            40
Other income                                                         47            37
                                                             ----------    ----------
     Total noninterest income                                       239           201
                                                             ----------    ----------
Other expenses:
   Salaries and employee benefits                                   551           479
   Expenses of bank premises and fixed assets                       179           197
   Other operating expenses                                         318           302
                                                             ----------    ----------
     Total other expenses                                         1,048           978
                                                             ----------    ----------
Income before provision for income taxes                            276           144

Provision for income taxes                                           78            36
                                                             ----------    ----------
Net income                                                          198           108

Other comprehensive income, net of income taxes:
   Unrealized holding losses arising during period                  (19)           (3)
                                                             ----------    ----------
Comprehensive income                                         $      179    $      105
                                                             ==========    ==========
Earnings per common share
   Basic                                                     $     0.19    $     0.17
                                                             ==========    ==========
   Dilutive                                                  $     0.19    $     0.15
                                                             ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                                                    For the Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                       2003            2002
                                                                    ----------      ----------

Net cash provided (used) by operating activities                    $      (28)     $      278
                                                                    ----------      ----------
Cash flows from investing activities:
   Net (increase) decrease in:
     Investment securities                                              (1,422)            651
     Interest-bearing deposits in other banks                               --               4
     Loans                                                              (4,187)         (4,596)
   Purchases of bank premises and equipment, net                           (78)           (213)
                                                                    ----------      ----------
     Net cash used by investing activities                              (5,687)         (4,154)
                                                                    ----------      ----------
Cash flows from financing activities:
   Net increase in deposits                                             10,907           1,312
   Net proceeds from (repayments of) other borrowings                      981           7,219
                                                                    ----------      ----------
     Net cash provided by financing activities                          11,888           8,531
                                                                    ----------      ----------
Increase in cash and cash equivalents                                    6,173           4,655

Cash and cash equivalents at beginning of period                        11,874           5,251
                                                                    ----------      ----------
Cash and cash equivalents at end of period                          $   18,047      $    9,906
                                                                    ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                          Net
                                                                                      Unrealized
                                         Common Stock        Additional              Holding Gains     Total
                                    ---------------------     Paid-in     Retained    (Losses) on   Stockholders'
                                      Shares      Amount      Capital     Earnings    Securities       Equity
                                    ---------    --------   -----------   ---------  -------------  -------------
                                                             (Dollars In Thousands)

Balance, December 31, 2002          1,039,607    $     10    $   8,651    $   3,325    $    168      $  12,154

Comprehensive income:
   Net income                              --          --           --          198          --
   Net change in unrealized
    holding losses on securities           --          --           --           --         (19)

   Total comprehensive income              --          --           --           --          --            179
                                    ---------    --------    ---------    ---------    --------      ---------

Balance, March 31, 2003             1,039,607    $     10    $   8,651    $   3,523    $    149      $  12,333
                                    =========    ========    =========    =========    ========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

NOTE 1 - ACCOUNTING POLICIES

Atlantic BancGroup, Inc. (the "Holding Company") is a bank holding company registered with the Federal Reserve and owns 100% of the outstanding stock of Oceanside Bank ("Oceanside"). Oceanside is a state-chartered commercial bank, which opened July 21, 1997. Oceanside's deposits are insured by the Federal Deposit Insurance Corporation. The Holding Company's primary business activities are the operations of Oceanside and it operates in only one reportable industry segment: banking. Collectively, the entities are referred to as "Atlantic." References to Atlantic and Oceanside throughout these consolidated financial statements are made using the first-person notations of "we," "our," and "us."

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

Our consolidated financial statements for the three months ended March 31, 2003 and 2002, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In management's opinion, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2002, and are incorporated herein by reference.

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

Our loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although we have a diversified loan portfolio, a substantial portion of our debtors' ability to honor their contracts is dependent on local, state, and national economic conditions.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

NOTE 1 - ACCOUNTING POLICIES (Continued)

Reclassifications - Certain amounts in the prior periods have been reclassified to conform to the presentation for the current period.

Recent Accounting Pronouncements - In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. Generally, this Statement is effective for contracts entered into or modified after June 30, 2003. Since we do not currently have any material derivatives or hedging activities, the adoption of SFAS 149 is not expected to materially affect the financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We do not currently have any stock-based compensation plans; therefore, the adoption of SFAS 148 will not have a significant impact on our financial position or results of operations.

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three months ended March 31, 2003 and 2002. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. During the third quarter of 2002, all warrants were either exercised or expired and we no longer have any dilutive warrants outstanding. At March 31, 2002, the outstanding warrants totaled 561,610. For purposes of computing diluted EPS, the treasury stock method was used for 2002. The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended March 31, 2003 and 2002:

                                                    Three Months Ended March 31,
                                                         2003         2002
                                                         ----         ----
Basic EPS computation:
  Numerator - Net income                                $198,000     $108,000
                                                      ----------   ----------
  Denominator - Weighted average shares outstanding    1,039,607      631,610
                                                      ----------   ----------
  Basic EPS                                                $0.19        $0.17
                                                      ==========   ==========
Diluted EPS computation:
  Numerator - Net income                                $198,000     $108,000
                                                      ----------   ----------
  Denominator -
       Weighted average shares outstanding             1,039,607      631,610
       Warrants                                               --       99,417
                                                      ----------   ----------
                                                       1,039,607      731,027
                                                      ----------   ----------
  Diluted EPS                                              $0.19        $0.15
                                                      ==========   ==========

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                                March 31, 2003                              December 31, 2002
                                  -------------------------------------------   -------------------------------------------
                                                Gross      Gross                              Gross      Gross
                                  Amortized  Unrealized  Unrealized    Fair     Amortized  Unrealized  Unrealized    Fair
                                     Cost       Gains      Losses      Value       Cost       Gains      Losses      Value
                                  ---------  ----------  ----------   -------   ---------  ----------  ----------   -------
Available-for-sale
   Mortgage-backed securities      $14,189     $   238     $    --    $14,427    $12,814     $   270     $    --    $13,084
                                   -------     -------     -------    -------    -------     -------     -------    -------
Held-to-maturity
   State, county and municipal
     bonds                           3,904         187          --      4,091      3,904         192          --      4,096
                                   -------     -------     -------    -------    -------     -------     -------    -------
Total investment securities        $18,093     $   425     $    --    $18,518    $16,718     $   462     $    --    $17,180
                                   =======     =======     =======    =======    =======     =======     =======    =======

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

                                                     March 31,      December 31,
                                                       2003             2002
                                                     --------         --------

Real estate loans                                    $ 54,016         $ 50,580
Commercial and industrial loans                        22,590           21,519
Consumer and other loans                                6,779            7,105
                                                     --------         --------
         Total loan portfolio                          83,385           79,204
Less, deferred fees                                       (91)             (97)
Less, allowance for loan losses                        (1,011)            (970)
                                                     --------         --------
         Loans, net                                  $ 82,283         $ 78,137
                                                     ========         ========

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses. We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for loan losses follows (dollars in thousands):

                                              For the Three     For the Twelve
                                               Months Ended      Months Ended
                                              March 31, 2003   December 31, 2002
                                              --------------   -----------------

Balance, beginning of period                      $   970           $   766
Provision charged to operating expense                 41               196
Loans, charged-off                                     --               (50)
Recoveries                                             --                58
                                                  -------           -------
Balance, end of period                            $ 1,011           $   970
                                                  =======           =======

We had classified one loan as impaired or nonaccrual at March 31, 2003, and December 31, 2002, with a principal balance of $6,000 and $8,000, respectively.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

                                                    March 31,       December 31,
                                                      2003              2002
                                                     -------          -------
Customer repurchase agreements                       $14,554          $13,573
FHLB of Atlanta advances                               2,300            2,300
                                                     -------          -------
                                                     $16,854          $15,873
                                                     =======          =======

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. Financial instruments at March 31, 2003, consisted of commitments to extend credit approximating $17.7 million and standby letters of credit of $1.3 million.

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


NOTE 8 - REGULATORY CAPITAL

Oceanside is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2003, of the regulatory capital requirements and Oceanside's actual capital on a percentage basis.

                                                                     Regulatory
                                                       Actual        Requirement
                                                       ------        -----------

Total risk-based capital ratio                         10.20%           8.00%
Tier 1 risk-based capital ratio                         9.18%           4.00%
Tier 1 leverage ratio                                   8.01%           4.00%

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                 MARCH 31, 2003

Stevens, Powell & Company, P.A., Atlantic's independent certified public accountants, have made a limited review of the financial data as of March 31, 2003, and for the three months periods ended March 31, 2003 and 2002, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

          REPORT ON REVIEW OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have reviewed the accompanying condensed consolidated statement of financial condition of Atlantic BancGroup, Inc., ("Atlantic"), and its wholly-owned subsidiary, Oceanside Bank ("Oceanside"), as of March 31, 2003, and the related consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows for the three months periods ended March 31, 2003 and 2002, and the related consolidated statement of stockholders' equity for the three months period ended March 31, 2003. These consolidated financial statements are the responsibility of Atlantic's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition as of December 31, 2002, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated January 31, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
May 5, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

Commercial Banking Operations. Atlantic, through its wholly-owned subsidiary, Oceanside, conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate) and purchases of investments. Our profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (principally loans, investments, and federal funds sold) less the interest expense incurred on interest-bearing liabilities (customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Oceanside's interest-rate spread which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, our profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts and mortgage banking fees. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

Our corporate offices are located at 1315 South Third Street, Jacksonville Beach, Florida. This location is also our main banking office for Oceanside, which opened July 21, 1997, as a state-chartered banking organization. We also operate branch offices located at 560 Atlantic Boulevard, Neptune Beach, Florida, and 13799 Beach Boulevard, Jacksonville, Florida.

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

                         Future Accounting Requirements

There are currently no pronouncements issued that are scheduled for implementation during 2003 that are expected to have any significant impact on the accounting policies of Atlantic or Oceanside.

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

                              Results of Operations

Our net income for the three months ended March 31, 2003, was $198,000 as compared with the $108,000 reported in the same period of 2002. We were able to substantially grow earning assets and maintain a favorable mix of earning assets and deposits as follows:

o Average earning assets grew at a pace of 34.2% for the three months ended March 31, 2003, over the same period of 2002. With the growth in deposits and customer repurchase agreements, we were able to increase our investment portfolio and overnight federal funds and handle the increased loan demand during the first quarter of 2003.

o Through March 31, 2003, average loans were 78.1% of total average earning assets as compared with 81.1% in the same period of 2002. Other interest-earning assets as a percentage of total earning assets were 5.8% during the first quarter of 2003 as compared with 3.1% in 2002.

o Higher costing average certificates of deposit declined as a percentage of average interest-bearing liabilities from 48.6% for the three months ended March 31, 2002, to 47.2% for the comparable period in 2003.

With the double-digit growth in average earning assets and the favorable mix of earning assets and deposits, we grew our net interest income (before provision for loan losses) $178,000, or 18.8%, during the three months period ended March 31, 2003, over the comparable period of 2002.

Operating expenses rose at a much slower pace than average assets, increasing 7.2% for the three months period ended March 31, 2003, over the comparable period in 2002.

                               Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three months ended March 31, 2003):

                                                                   Three Months Ended     Year Ended
                                                                        March 31,        December 31,
                                                                          2003               2002
                                                                   ------------------    ------------
Return on average assets                                                  0.71%              0.86%
Return on average equity                                                  6.56%              8.93%
Interest-rate spread during the period                                    3.94%              4.48%
Net interest margin                                                       4.41%              4.96%
Allowance for loan losses to period end loans                             1.21%              1.23%
Net charge-offs (recoveries) to average loans                               --              (0.01)%
Nonperforming assets to period end loans and foreclosed property          0.01%              0.01%
Nonperforming assets to period end total assets                             --               0.01%

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

We expect to meet our liquidity needs with:

o available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $18.1 million at March 31, 2003;

o maturities of investment securities totaling $366,000 in the 12 months following March 31, 2003;

o     the repayment of loans;

o     proceeds of unpledged investments available-for-sale;

o     growth in deposits; and,

o     if necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $8.5 million at March 31, 2003, as compared to $5.6 million at December 31, 2002. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. We had core deposits totaling $80.8 million at March 31, 2003, and $70.7 million at December 31, 2002. We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future. Since December 31, 2002, we experienced double-digit growth of in all core deposit categories except savings account deposits, which declined a moderate 1.1%.

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

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities. At March 31, 2003, we had commitments to originate loans totaling $17.7 million, and had issued, but unused, standby letters of credit of $1.3 million for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following March 31, 2003, total $34.4 million. We believe that adequate resources to fund all our anticipated commitments exists, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

Capital. The bank regulatory agencies require financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common stockholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for loan losses subject to certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Oceanside exceeded its minimum regulatory capital ratios as of March 31, 2003, as reflected in the following table, which sets forth Oceanside's regulatory capital position (dollars in thousands):

                                          Actual             Minimum(1)     Well-Capitalized(2)
                                      Amount     %        Amount      %       Amount      %
                                     -------   -----     -------    ----     -------    -----
Total risk-based capital ratio       $10,137   10.20%    $ 7,952    8.00%    $ 9,941    10.00%
Tier 1 risk-based capital ratio      $ 9,126    9.18%    $ 3,976    4.00%    $ 5,964     6.00%
Tier 1 leverage ratio                $ 9,126    8.01%    $ 4,555    4.00%    $ 5,693     5.00%

(1)   The minimum required for adequately capitalized purposes.

(2) To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations.

                Average Balances, Income and Expenses, and Rates

The following table depicts, for the periods indicated, certain information related to our average statements of financial condition and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages (dollars in thousands):

                                                                   For the Three Months Ended March 31,
                                                                2003                                   2002
                                                ---------------------------------------------------------------------------
                                                              Interest     Average                   Interest      Average
                                                Average         and         Yield/      Average        and          Yield/
                                                Balance       Dividends      Rate       Balance      Dividends       Rate
                                                --------      ---------    --------     --------     ---------     --------

Interest-earning assets:
     Loans                                      $ 80,821      $  1,402         7.04%    $ 62,612      $  1,250         8.10%
     Investment and mortgage-
         backed securities                        16,699           159         3.86%      12,123           169         5.65%
     Other interest-earning assets                 6,013            22         1.48%       2,408            10         1.68%
                                                --------      --------                  --------      --------

         Total interest-earning assets           103,533         1,583         6.20%      77,143         1,429         7.51%
                                                              --------                                --------

Noninterest-earning assets                        10,351                                   9,319
                                                --------                                --------

         Total assets                           $113,884                                $ 86,462
                                                ========                                ========

Interest-bearing liabilities:
     Demand, money market
         and NOW deposits                       $ 27,687            96         1.41%    $ 23,717           104         1.78%
     Savings                                       4,439            11         1.00%       2,518            12         1.93%
     Certificates of deposit                      38,672           295         3.09%      31,228           327         4.25%
     Other                                        11,189            55         1.99%       6,855            38         2.25%
                                                --------      --------                  --------      --------

         Total interest-bearing liabilities       81,987           457         2.26%      64,318           481         3.03%
                                                              --------                                --------

Noninterest-bearing liabilities                   19,647                                  15,080
Stockholders' equity                              12,250                                   7,064
                                                --------                                --------

         Total liabilities and
              stockholders' equity              $113,884                                $ 86,462
                                                ========                                ========

Net interest income before provision
    for loan losses                                           $  1,126                                $    948
                                                              ========                                ========

Interest-rate spread                                                           3.94%                                   4.48%
                                                                            =======                                ========

Net interest margin                                                            4.41%                                   4.98%
                                                                            =======                                ========

Ratio of average interest-earning assets to
    average interest-bearing liabilities          126.28%                                 119.94%
                                                ========                                ========

            Comparison of Three Months Ended March 31, 2003 and 2002

Interest Income and Expense

Interest Income. Interest income was $1,583,000 and $1,429,000 for the three months ended March 31, 2003 and 2002, respectively. While we experienced a substantial decline in yields on average earning assets of 131 basis points, the favorable growth in average earning assets of $26.4 million, or 34.2%, netted an overall growth rate of 10.8% for interest income. The decline in yields was the result of discount rate reductions by the Federal Reserve

Board during 2002. Average loans as a percentage of average earning assets declined to 78.1% in the first quarter of 2003 as compared with 81.2% in 2002. We saw a modest shift in the percentage of higher yielding investments to 16.1% in 2003 from 15.7% in 2002, while the percentage of other interest-earning assets to total interest-earning assets shifted from 3.1% in 2002 to 5.8% in 2003.

Interest Expense. Interest expense was $457,000 and $481,000 for the three months ended March 31, 2003 and 2002, respectively. While average interest-bearing liabilities grew by $17.7 million, or 27.5% during this period, interest expense was lower by 5.0% as a result of the rapid decline in the rate environment with the cost of funds dropping to 2.26% from 3.03% in the first quarter of 2003 over the same period in 2002.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses was $1,126,000 and $948,000 for the three months ended March 31, 2003 and 2002, respectively. The net interest margin for the first quarter of 2003 was 4.41% as compared with the net interest margin in 2002 of 4.98%, a decrease of 57 basis points. With the higher loan-to-deposit ratio of 90% in 2003 versus 87% in 2002, we were able to lessen the impact of the unfavorable rate environment resulting from market conditions and recent Federal Reserve actions to reduce interest rates.

Provision and Allowance for Loan Losses

Oceanside has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the credit loss allowance will not be required.

Asset Classification. Commercial banks are required to review and, when appropriate, classify their assets on a regular basis. The State of Florida and the FDIC have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, condition, and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes a specific reserve for the full amount of the portion of the asset classified as loss. All or a portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in the aforementioned categories, but possess weaknesses, are classified as special mention and are monitored by us.

At March 31, 2003, we had ten loans totaling approximately $1.1 million classified as substandard and no loans classified as doubtful or loss. All of the substandard loans are either performing according to terms or principal reductions have been made, with only one loan totaling $6,000 classified as nonaccrual or impaired at March 31, 2003.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged against income. Loans are charged against the provision when we believe that the collectibility of principal is unlikely. The provision is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower's ability to pay. While we use the best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions.

Activity in the allowance for loan losses follows (dollars in thousands):

                                                     For the Three    For the Twelve
                                                     Months Ended      Months Ended
                                                    March 31, 2003   December 31, 2002
                                                    --------------   -----------------

Balance, beginning of period                            $  970            $  766
Provision charged to operating expense                      41               196
Loans, charged-off                                          --               (50)
Recoveries                                                  --                58
                                                        ------            ------

Balance, end of period                                  $1,011            $  970
                                                        ======            ======

Annualized net charge-offs (recoveries) as
     a percentage of average loans for the period          --%             (0.01)%
                                                        ======            ======

At March 31, 2003, the allowance for loan losses amounted to $1,011,000, or 1.21% of total outstanding loans (net of deferred fees). At December 31, 2002, the allowance stood at 1.23%. We recorded provisions for loan losses totaling $41,000 and $27,000 for the three months ended March 31, 2003 and 2002, respectively, which reflects the growth in the loan portfolio.

Noninterest Income and Expense

Noninterest Income. Total other income improved rising 18.9% to $239,000 for the three months ended March 31, 2003, from $201,000 for the three months ended March 31, 2002. Service charges on deposit accounts and other fees and income grew at rates of 11.3% and 13.3%, respectively, reflecting the overall growth in deposit activity. Mortgage banking fees outpaced the overall growth with an increase of 35.0% as interest rates remain at historically low levels.

Noninterest Expense. Total other expenses increased to $1,048,000 for the three months ended March 31, 2003, compared to $978,000 for the three months ended March 31, 2002, an increase of $70,000, or 7.2%. Salaries and employee benefits grew 15.0% reflecting the increases in group insurance, benefits, and compensation rates. Expenses of bank premises and fixed assets declined $18,000, or 9.1%, due in part to lower depreciation expense and the reduction in other building costs as a result of the sale in 2002 of the Holding Company's former operations center. Other operating expenses grew by a moderate 5.3%, or $16,000.

Provision for Income Taxes

The income tax provision was $78,000 for the three months ended March 31, 2003, or an effective rate of 28.3%. This compares with an effective rate of 25.0% for the same period in 2002. The effective tax rate in 2003 and 2002 differs from the federal and state statutory rates principally due to increases in nontaxable investment income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. We have little or no risk related to trading accounts, commodities or foreign exchange.

We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest rate swaps. We actively monitor and manage interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on the asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in our market risk exposure since December 31, 2002.

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

                                           Atlantic BancGroup, Inc.


Date: May 5, 2003                          /s/ Barry W. Chandler
                                           ---------------------
                                           Barry W. Chandler
                                           President and Chief Executive Officer


Date: May 5, 2003                          /s/ David L. Young
                                           ------------------
                                           David L. Young
                                           Executive Vice President,
                                           Chief Financial Officer, and
                                           Corporate Secretary