Form 10QSB
period 2003-06-30
ATLANTIC BANCGROUP INC
filed 2003-08-14
CIK 1087790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003
                        Commission File Number 001-15061
                                               ---------

                       ----------------------------------

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

                       ----------------------------------

                                 (904) 247-9494
                (Issuer's telephone number including area code)

                       ----------------------------------

Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class                                      Outstanding as of August 5, 2003
---------------                                 --------------------------------
Common Stock                                    Common Stock - 1,247,516
 Par Value $0.01 per share

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                FORM 10-QSB - FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX

                                                                           PAGE
                                                                          NUMBER

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Condensed Consolidated Statements of Financial
                  Condition as of June 30, 2003 (Unaudited) and
                  December 31, 2002......................................    3

                  Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2003
                  and 2002 (Unaudited)...................................    4

                  Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2003 and 2002
                  (Unaudited)............................................    5

                  Consolidated Statement of Stockholders' Equity
                  (Unaudited)............................................    6

                  Notes to Consolidated Financial Statements
                  (Unaudited)............................................    7

                  Review by Independent Certified Public Accountants.....   12

                  Report on Review by Independent Certified Public
                  Accountants............................................   13

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................   14

         Item 3 - Quantitative and Qualitative Disclosures about Market
                  Risk...................................................   21

         Item 4 - Controls and Procedures................................   22

PART II - OTHER INFORMATION..............................................   23

SIGNATURES...............................................................   24

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in Thousands Except Per Share Data)

                                                              June 30,
                                                                2003       December 31,
                                                             (Unaudited)       2002
                                                            ------------   ------------
ASSETS
Cash and due from banks                                     $     12,630   $      6,286
Federal funds sold                                                12,312          5,588
                                                            ------------   ------------
   Total cash and cash equivalents                                24,942         11,874
Interest-bearing deposits in other banks                               7              5
Securities, available-for-sale                                    19,456         13,084
Securities, held-to-maturity (market value of
   $4,286 in 2003 and $4,096 in 2002)                              3,902          3,904
Stock in FHLB and correspondent bank, at cost                        332            217
Loans, net                                                        86,640         78,137
Facilities                                                         2,974          2,834
Other assets                                                       2,274          2,196
                                                            ------------   ------------

       TOTAL                                                $    140,527   $    112,251
                                                            ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand deposits                      $     24,460   $     18,172
   Interest-bearing deposits                                       9,383          5,552
   Money market deposits                                          22,991         21,215
   Savings deposits                                                4,648          4,107
   Time deposits, $100,000 and over                               14,988         12,854
   Other time deposits                                            28,402         21,624
                                                            ------------   ------------

     Total deposits                                              104,872         83,524

Other borrowings                                                  22,613         15,873
Other accrued expenses and liabilities                               417            700
                                                            ------------   ------------

     Total liabilities                                           127,902        100,097
                                                            ------------   ------------

Commitments and contingencies                                         --             --
                                                            ------------   ------------

Stockholders' equity:
   Common stock                                                       12             10
   Additional paid-in capital                                     11,789          8,651
   Retained earnings                                                 675          3,325
   Accumulated other comprehensive income:
     Net unrealized holding gains on securities                      149            168
                                                            ------------   ------------

     Total stockholders' equity                                   12,625         12,154
                                                            ------------   ------------

       TOTAL                                                $    140,527   $    112,251
                                                            ============   ============

Book value per common share (adjusted for stock dividend)   $      10.12   $       9.74
                                                            ============   ============

Common shares outstanding (adjusted for stock dividend)        1,247,516      1,247,516
                                                            ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)

                                                               For the Three Months Ended       For the Six Months Ended
                                                                        June 30,                        June 30,
                                                              ----------------------------    -----------------------------
                                                                  2003            2002            2003             2002
                                                              ------------    ------------    ------------     ------------
Interest and fees on loans                                    $      1,515    $      1,355    $      2,917     $      2,605
Investment income on investment securities and
   interest-bearing deposits in other banks                            173             160             335              330
Federal funds sold                                                      22               5              41               14
                                                              ------------    ------------    ------------     ------------
     Total interest income                                           1,710           1,520           3,293            2,949
                                                              ------------    ------------    ------------     ------------

Interest on deposits                                                   395             413             797              856
Other borrowings and federal funds purchased                            82              47             137               85
                                                              ------------    ------------    ------------     ------------
     Total interest expense                                            477             460             934              941
                                                              ------------    ------------    ------------     ------------

     Net interest income before provision for loan losses            1,233           1,060           2,359            2,008

Provision for loan losses                                               62              42             103               69
                                                              ------------    ------------    ------------     ------------

     Net interest income after provision for loan losses             1,171           1,018           2,256            1,939
                                                              ------------    ------------    ------------     ------------

Noninterest income:
   Service charges on deposit accounts                                 141             123             279              247
   Mortgage banking fees                                                70              43             124               83
   Other income                                                         30              42              77               79
                                                              ------------    ------------    ------------     ------------
     Total noninterest income                                          241             208             480              409
                                                              ------------    ------------    ------------     ------------

Noninterest expenses:
   Salaries and employee benefits                                      509             475           1,060              954
   Expenses of bank premises and fixed assets                          163             178             342              375
   Other operating expenses                                            300             300             618              602
                                                              ------------    ------------    ------------     ------------
     Total noninterest expenses                                        972             953           2,020            1,931
                                                              ------------    ------------    ------------     ------------

Income before provision for income taxes                               440             273             716              417

Provision for income taxes                                             148              69             226              105
                                                              ------------    ------------    ------------     ------------

Net income                                                             292             204             490              312

Other comprehensive income, net of income taxes:
   Unrealized holding gains (losses) arising during period              --             151             (19)             148
                                                              ------------    ------------    ------------     ------------

Comprehensive income                                          $        292    $        355    $        471     $        460
                                                              ============    ============    ============     ============

Earnings per common share (adjusted for stock dividend)
   Basic                                                      $       0.23    $       0.26    $       0.39     $       0.40
                                                              ============    ============    ============     ============
   Dilutive                                                   $       0.23    $       0.20    $       0.39     $       0.32
                                                              ============    ============    ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                                      For the Three Months Ended         For the Six Months Ended
                                                               June 30,                          June 30,
                                                    -----------------------------     -----------------------------
                                                        2003             2002             2003             2002
                                                    ------------     ------------     ------------     ------------
Net cash provided by operating activities           $        417     $      1,053     $        389     $      1,331
                                                    ------------     ------------     ------------     ------------

Cash flows from investing activities:
   Net (increase) decrease in:
     Investment securities                                (5,099)             515           (6,521)           1,166
     Interest-bearing deposits in other banks                 (2)              97               (2)             101
     Loans                                                (4,419)          (6,077)          (8,606)         (10,673)
   Purchases of bank premises and equipment, net            (202)             (63)            (280)            (276)
                                                    ------------     ------------     ------------     ------------

     Net cash used by investing activities                (9,722)          (5,528)         (15,409)          (9,682)
                                                    ------------     ------------     ------------     ------------

Cash flows from financing activities:
   Net increase in deposits                               10,441            4,592           21,348            5,904
   Net proceeds from other borrowings                      5,759            5,121            6,740           12,340
                                                    ------------     ------------     ------------     ------------

     Net cash provided by financing activities            16,200            9,713           28,088           18,244
                                                    ------------     ------------     ------------     ------------

Net increase in cash and cash equivalents                  6,895            5,238           13,068            9,893

Cash and cash equivalents at beginning of period          18,047            9,906           11,874            5,251
                                                    ------------     ------------     ------------     ------------

Cash and cash equivalents at end of period          $     24,942     $     15,144     $     24,942     $     15,144
                                                    ============     ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                             (Dollars In Thousands)

                                                                                                     Net
                                                                                                  Unrealized
                                               Common Stock         Additional                  Holding Gains         Total
                                        ------------------------      Paid-in      Retained      (Losses) on      Stockholders'
                                          Shares        Amount        Capital      Earnings       Securities         Equity
                                        ----------    ----------    ----------    ----------    --------------    -------------
Balance, December 31, 2002               1,039,607    $       10    $    8,651    $    3,325      $      168        $   12,154

Shares issued for 20% stock dividend       207,909             2         3,138        (3,140)             --                --

Comprehensive income:
   Net income                                   --            --            --           490              --
   Net change in unrealized
    holding losses on securities                --            --            --            --             (19)

   Total comprehensive income                   --            --            --            --              --               471
                                        ----------    ----------    ----------    ----------      ----------        ----------

Balance, June 30, 2003                   1,247,516    $       12    $   11,789    $      675      $      149        $   12,625
                                        ==========    ==========    ==========    ==========      ==========        ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

NOTE 1 - ACCOUNTING POLICIES

Atlantic BancGroup, Inc. (the "Holding Company") is a bank holding company registered with the Federal Reserve and owns 100% of the outstanding stock of Oceanside Bank ("Oceanside"). Oceanside is a state-chartered commercial bank, which opened July 21, 1997. Oceanside's deposits are insured by the Federal Deposit Insurance Corporation. The Holding Company's primary business activities are the operations of Oceanside and it operates in only one reportable industry segment, banking. Collectively, the entities are referred to as "Atlantic." References to Atlantic and Oceanside throughout these consolidated financial statements are made using the first-person notations of "we," "our," and "us."

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

Our consolidated financial statements for the three and six months ended June 30, 2003 and 2002, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In management's opinion, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2002, and are incorporated herein by reference.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

NOTE 1 - ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements - In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on our financial condition or operating results.

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

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three and six months ended June 30, 2003 and 2002. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. During the third quarter of 2002, all warrants were either exercised or expired and we no longer have any dilutive warrants outstanding. At June 30, 2002, the outstanding warrants totaled 482,424. For purposes of computing diluted EPS, the treasury stock method was used for 2002.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS (Continued)

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended June 30, 2003 and 2002 (adjusted for the 2003 stock dividend):

                                                               Three Months Ended June 30,
                                                                  2003             2002
                                                                  ----             ----
     Basic EPS computation:
         Numerator - Net income                                $  292,000       $  204,000
                                                               ----------       ----------
         Denominator - Weighted average shares outstanding      1,247,516          786,181
                                                               ----------       ----------
         Basic EPS                                                  $0.23            $0.26
                                                               ==========       ==========
     Diluted EPS computation:

         Numerator - Net income                                $  292,000       $  204,000
                                                               ----------       ----------
         Denominator -
              Weighted average shares outstanding               1,247,516          786,181
              Warrants                                                 --          213,914
                                                               ----------       ----------
                                                                1,247,516        1,000,095
                                                               ----------       ----------
         Diluted EPS                                                $0.23            $0.20
                                                               ==========       ==========

                                                                Six Months Ended June 30,
                                                                  2003             2002
                                                                  ----             ----
     Basic EPS computation:
         Numerator - Net income                                $  490,000       $  312,000
                                                               ----------       ----------
         Denominator - Weighted average shares outstanding      1,247,516          772,135
                                                               ----------       ----------
         Basic EPS                                                  $0.39            $0.40
                                                               ==========       ==========
     Diluted EPS computation:
         Numerator - Net income                                $  490,000       $  312,000
                                                               ----------       ----------
         Denominator -
              Weighted average shares outstanding               1,247,516          772,135
              Warrants                                                 --          197,550
                                                               ----------       ----------
                                                                1,247,516          969,685
                                                               ----------       ----------
         Diluted EPS                                                $0.39            $0.32
                                                               ==========       ==========

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                                 June 30, 2003                               December 31, 2002
                                 --------------------------------------------   ---------------------------------------------
                                               Gross        Gross                              Gross       Gross
                                 Amortized   Unrealized   Unrealized   Fair     Amortized   Unrealized   Unrealized    Fair
                                    Cost       Gains        Losses     Value       Cost        Gains       Losses      Value
                                    ----       -----        ------     -----       ----        -----       ------      -----
Available-for-sale
   Mortgage-backed securities     $19,217      $ 239        $   --    $19,456    $12,814       $ 270       $   --     $13,084
                                  -------      -----        ------    -------    -------       -----       ------     -------

Held-to-maturity
   State, county and municipal
     bonds                          3,902        384            --      4,286      3,904         192           --       4,096
                                  -------      -----        ------    -------    -------       -----       ------     -------

Total investment securities       $23,119      $ 623        $   --    $23,742    $16,718       $ 462       $   --     $17,180
                                  =======      =====        ======    =======    =======       =====       ======     =======

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

                                                 June 30,         December 31,
                                                   2003               2002
                                                 --------           --------

     Real estate loans                           $ 57,405           $ 50,580
     Commercial and industrial loans               23,773             21,519
     Consumer and other loans                       6,621              7,105
                                                 --------           --------
              Total loan portfolio                 87,799             79,204
     Less, deferred fees                              (85)               (97)
     Less, allowance for loan losses               (1,074)              (970)
                                                 --------           --------

              Loans, net                         $ 86,640           $ 78,137
                                                 ========           ========

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses. We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for loan losses follows (dollars in thousands):

                                               For the Six       For the Twelve
                                               Months Ended       Months Ended
                                              June 30, 2003    December 31, 2002
                                              -------------    -----------------

     Balance, beginning of period                $    970           $    766
     Provision charged to operating expense           103                196
     Loans, charged-off                                --                (50)
     Recoveries                                         1                 58
                                                 --------           --------

     Balance, end of period                      $  1,074           $    970
                                                 ========           ========

We had classified one loan as impaired or nonaccrual at June 30, 2003, and December 31, 2002, with a principal balance of $5,000 and $8,000, respectively.

NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

                                                 June 30,         December 31,
                                                   2003               2002
                                                 --------           --------

     Customer repurchase agreements              $ 20,313           $ 13,573
     FHLB of Atlanta advances                       2,300              2,300
                                                 --------           --------

         Total other borrowings                  $ 22,613           $ 15,873
                                                 ========           ========

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. Financial instruments at June 30, 2003, consisted of commitments to extend credit approximating $15.4 million and standby letters of credit of $1.7 million.

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

NOTE 8 - REGULATORY CAPITAL

Oceanside is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2003, of the regulatory capital requirements and Oceanside's actual capital on a percentage basis.

                                                                    Regulatory
                                                    Actual          Requirement
                                                    ------          -----------

     Total risk-based capital ratio                 11.05%              8.00%
     Tier 1 risk-based capital ratio                10.01%              4.00%
     Tier 1 leverage ratio                           8.34%              4.00%

NOTE 9 - STOCK DIVIDEND

On May 20, 2003, our Board of Directors declared a stock dividend payable at a rate of 20% of shares issued and outstanding to stockholders of record on May 30, 2003, payable on or before June 16, 2003. Cash in lieu of fractional shares was paid at the rate of $15.10 per share, which was the estimated fair market value at that time. The total cash paid in lieu of fractional shares was less than $200.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003

Stevens, Powell & Company, P.A., Atlantic's independent certified public accountants, have made a limited review of the financial data as of June 30, 2003, and for the three and six months periods ended June 30, 2003 and 2002, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have reviewed the accompanying condensed consolidated statement of financial condition of Atlantic BancGroup, Inc., ("Atlantic"), and its wholly-owned subsidiary, Oceanside Bank ("Oceanside"), as of June 30, 2003, and the related consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows for the three and six months periods ended June 30, 2003 and 2002, and the related consolidated statement of stockholders' equity for the six months period ended June 30, 2003. These consolidated financial statements are the responsibility of Atlantic's management.

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

STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
August 5, 2003

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

                              Results of Operations

Our net income for the three and six months ended June 30, 2003, was $292,000 and $490,000, respectively, as compared with the $204,000 and $312,000 reported in the same periods of 2002. We were able to substantially grow earning assets and maintain a favorable mix of earning assets and deposits as follows:

o Average earning assets grew at a pace of 38.2% and 36.3% for the three and six months ended June 30, 2003, respectively, over the same periods of 2002. With the growth in deposits and customer repurchase agreements, we were able to increase our investment portfolio and overnight federal funds and handle the increased loan demand during the first six months of 2003.

o Although higher costing average certificates of deposit increased as a percentage of average interest-bearing liabilities from 46.2% for the six months ended June 30, 2002, to 47.1% for the comparable period in 2003, the mix of certificates of deposit less than $100,000 to total certificates of deposit increased to 66.9% from 63.5% over the same period.

With the double-digit growth in average earning assets and the favorable mix of earning assets and deposits, we grew our net interest income (before provision for loan losses) $173,000 and $351,000, or 16.3% and 17.5%, during the three and six months ended June 30, 2003, respectively, over the comparable periods of 2002.

Operating expenses rose at a much slower pace than average assets, increasing 2.0% and 4.6% for the three and six months ended June 30, 2003, respectively, over the comparable periods in 2002.

                               Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three and six months ended June 30, 2003):

                                                Three Months      Six Months      Year Ended
                                                   Ended            Ended        December 31,
                                               June 30, 2003    June 30, 2003        2002
                                               -------------    -------------    ------------
     Return on average assets                       0.94%           0.83%            0.86%
     Return on average equity                       9.39%           7.99%            8.93%
     Interest-rate spread during the period         3.93%           3.93%            4.48%
     Net interest margin                            4.34%           4.38%            4.96%
     Noninterest expenses to average assets         3.10%           3.38%            4.02%

                         Liquidity and Capital Resources

Liquidity Management. Liquidity management involves monitoring the sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different statement of financial condition components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase. At June 30, 2003, we exceeded our regulatory liquidity requirements.

We expect to meet our liquidity needs with:

o available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $24.9 million at June 30, 2003;

o maturities of investment securities totaling $326,000 in the 12 months following June 30, 2003;

o the repayment of loans, which include loans with a remaining maturity of one year or less (excluding those in nonaccrual status) totaling $45.8 million;

o    proceeds of unpledged investments available-for-sale;

o    growth in deposits; and,

o    if necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $12.3 million at June 30, 2003, as compared to $5.6 million at December 31, 2002. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.

We regularly review our liquidity position and have implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the statement of financial condition and funding from non-core sources.

Deposits and Other Sources of Funds. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, securities sold under agreements to repurchase, and advances under approved borrowings from the Federal Home Loan Bank of Atlanta. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels.

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. We had core deposits totaling $89.9 million at June 30, 2003, and $70.7 million at December 31, 2002, an increase of 27.2%. We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future. Since December 31, 2002, we experienced double-digit growth of in all core deposit categories except money market account deposits, which increased 8.4%.

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

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities. At June 30, 2003, we had commitments to originate loans totaling $15.4 million, and had issued, but unused, standby letters of credit of $1.7 million for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following June 30, 2003, total $34.1 million. We believe that adequate resources to fund all our anticipated commitments exists, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Oceanside exceeded its minimum regulatory capital ratios as of June 30, 2003, as reflected in the following table, which sets forth Oceanside's regulatory capital position (dollars in thousands):

                                            Actual                Minimum(1)          Well-Capitalized(2)
                                      Amount        %          Amount        %         Amount        %
                                     -------      -----       -------      ----       -------      -----
Total risk-based capital ratio       $11,510      11.05%      $ 8,337      8.00%      $10,421      10.00%
Tier 1 risk-based capital ratio      $10,436      10.01%      $ 4,168      4.00%      $ 6,253       6.00%
Tier 1 leverage ratio                $10,436       8.34%      $ 5,008      4.00%      $ 6,260       5.00%

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

At June 30, 2003, we had 17 loans totaling approximately $1.3 million classified as substandard and one loan classified as doubtful or loss in the amount of $7,000. All of the substandard loans are either performing according to terms or principal reductions have been made, with only one other loan totaling $5,000 classified as nonaccrual or impaired at June 30, 2003.

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

A summary of balances in the allowance for loan losses and key ratios follows (dollars in thousands and annualized for 2003):

                                                        For the Six      For the Twelve
                                                        Months Ended      Months Ended
                                                       June 30, 2003    December 31, 2002
                                                       -------------    -----------------
     End of period loans                                   $87,714           $79,107
     End of period allowance for loan losses               $ 1,074           $   970
     % of allowance for loan losses to total loans            1.22%             1.23%
     Average loans for the period                          $85,861           $70,845
     Net charge-offs (recoveries) as
        a percentage of average loans for the period           --%             (0.01)%
     Nonperforming assets to period end loans
        and foreclosed property                               0.01%             0.01%
     Nonperforming assets to period end total assets           --%              0.01%

                Average Balances, Income and Expenses, and Rates

The following tables depict, for the periods indicated, certain information related to our average statements of financial condition and our average yields on assets and average costs of liabilities. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have generally been derived from daily averages (dollars in thousands):

                                                                  For the Three Months Ended June 30,
                                                             2003                                    2002
                                             --------------------------------------------------------------------------
                                                           Interest      Average                   Interest     Average
                                              Average         and         Yield/      Average         and       Yield/
                                              Balance      Dividends       Rate       Balance      Dividends     Rate
                                              -------      ---------       ----       -------      ---------     ----
Interest-earning assets:
     Loans                                   $ 85,861       $1,515         7.08%      $69,702       $1,355       7.80%
     Investment and mortgage-
         backed securities                     20,451          171         3.35%       11,631          160       5.52%
     Other interest-earning assets              7,523           24         1.28%        1,018            5       1.97%
                                             --------       ------                    -------       ------

         Total interest-earning assets        113,835        1,710         6.03%       82,351        1,520       7.40%
                                                            ------                                  ------

Noninterest-earning assets                     11,409                                  10,459
                                             --------                                 -------

         Total assets                        $125,244                                 $92,810
                                             ========                                 =======

Interest-bearing liabilities:
     Demand, money market
         and NOW deposits                    $ 29,369          100         1.37%      $25,447          119       1.88%
     Savings                                    4,519           11         0.98%        3,326           16       1.93%
     Certificates of deposit                   42,774          284         2.66%       29,794          278       3.74%
     Other                                     14,323           82         2.30%        9,151           47       2.06%
                                             --------       ------                    -------       ------

         Total interest-bearing liabilities    90,985          477         2.10%       67,718          460       2.72%
                                                            ------                                  ------

Noninterest-bearing liabilities                21,789                                  17,376
Stockholders' equity                           12,470                                   7,716
                                             --------                                 -------

         Total liabilities and
              stockholders' equity           $125,244                                 $92,810
                                             ========                                 =======

Net interest income before provision
    for loan losses                                         $1,233                                  $1,060
                                                            ======                                  ======

Interest-rate spread                                                       3.93%                                 4.68%
                                                                           ====                                  ====

Net interest margin                                                        4.34%                                 5.16%
                                                                           ====                                  ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities       125.11%                                 121.61%
                                             ========                                 =======

                                                                   For the Six Months Ended June 30,
                                                             2003                                    2002
                                              -------------------------------------------------------------------------
                                                           Interest      Average                   Interest     Average
                                              Average         and         Yield/      Average         and       Yield/
                                              Balance      Dividends       Rate       Balance      Dividends     Rate
                                              -------      ---------       ----       -------      ---------     ----
Interest-earning assets:
     Loans                                   $ 83,341       $2,917         7.06%      $66,157       $2,605       7.94%
     Investment and mortgage-
         backed securities                     18,575          330         3.58%       11,877          329       5.59%
     Other interest-earning assets              6,768           46         1.37%        1,713           15       1.77%
                                             --------       ------                    -------       ------

         Total interest-earning assets        108,684        3,293         6.11%       79,747        2,949       7.46%
                                                            ------                                  ------

Noninterest-earning assets                     10,880                                   9,889
                                             --------                                 -------

         Total assets                        $119,564                                 $89,636
                                             ========                                 =======

Interest-bearing liabilities:
     Demand, money market
         and NOW deposits                    $ 28,528          196         1.39%      $24,582          223       1.83%
     Savings                                    4,479           22         0.99%        2,922           28       1.93%
     Certificates of deposit                   40,723          579         2.87%       30,511          605       4.00%
     Other                                     12,756          137         2.17%        8,003           85       2.14%
                                             --------       ------                    -------       ------

         Total interest-bearing liabilities    86,486          934         2.18%       66,018          941       2.87%
                                                            ------                                  ------

Noninterest-bearing liabilities                20,718                                  16,228
Stockholders' equity                           12,360                                   7,390
                                             --------                                 -------

         Total liabilities and
              stockholders' equity           $119,564                                 $89,636
                                             ========                                 =======

Net interest income before provision
    for loan losses                                         $2,359                                  $2,088
                                                            ======                                  ======

Interest-rate spread                                                       3.93%                                 4.59%
                                                                           =====                                 ====

Net interest margin                                                        4.38%                                 5.08%
                                                                           =====                                 ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities       125.67%                                 120.80%
                                             ========                                 =======

             Comparison of Three Months Ended June 30, 2003 and 2002

Interest Income and Expense

Interest Income. Interest income was $1,710,000 and $1,520,000 for the three months ended June 30, 2003 and 2002, respectively. While we experienced a substantial decline in yields on average earning assets of 137 basis points, the favorable growth in average earning assets of $31.5 million, or 38.2%, netted an overall growth rate of 12.5% for interest income. The decline in yields was the result of discount rate reductions by the Federal Reserve

Board during 2002. Average loans as a percentage of average earning assets declined to 75.4% in the second quarter of 2003 as compared with 84.6% in 2002. We saw a shift in the percentage of higher yielding investments to 18.0% in 2003 from 14.1% in 2002, while the percentage of other interest-earning assets to total interest-earning assets shifted from 1.2% in 2002 to 6.6% in 2003.

Interest Expense. Interest expense was $477,000 and $460,000 for the three months ended June 30, 2003 and 2002, respectively. While average interest-bearing liabilities grew by $23.3 million, or 34.4% during this period, interest expense rose a modest 3.7% as a result of the rapid decline in the rate environment with the cost of funds dropping to 2.10% from 2.72% in the second quarter of 2003 over the same period in 2002.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses was $1,233,000 and $1,060,000 for the three months ended June 30, 2003 and 2002, respectively. The net interest margin for the second quarter of 2003 was 4.34% as compared with the net interest margin in 2002 of 5.16%, a decrease of 82 basis points.

Provision for Loan Losses

We recorded provisions for loan losses totaling $62,000 and $42,000 for the three months ended June 30, 2003 and 2002, respectively, which reflects the growth in the loan portfolio.

Noninterest Income and Expenses

Noninterest Income. Total noninterest income improved rising 15.9% to $241,000 for the three months ended June 30, 2003, from $208,000 for the three months ended June 30, 2002. Fees and service charges on deposit accounts grew 14.6%, reflecting the overall growth in deposit activity. Mortgage banking fees outpaced the overall growth with an increase of 62.8% as interest rates remained at historically low levels.

Noninterest Expenses. Total noninterest expenses increased to $972,000 for the three months ended June 30, 2003, compared to $953,000 for the three months ended June 30, 2002, an increase of $19,000, or 2.0%. Salaries and employee benefits grew 7.2% reflecting the increases in group insurance, benefits, and compensation rates. Expenses of bank premises and fixed assets declined $15,000, or 8.4%, due in part to lower depreciation expense and the reduction in other building costs as a result of the sale in 2002 of the Holding Company's former operations center. Other operating expenses remained constant at $300,000 for both periods.

Provision for Income Taxes

The income tax provision was $148,000 for the three months ended June 30, 2003, or an effective rate of 33.6%. This compares with an effective rate of 25.3% for the same period in 2002. The effective tax rates in 2003 and 2002 differ from the federal and state statutory rates principally due to nontaxable investment income.

              Comparison of Six Months Ended June 30, 2003 and 2002

Interest Income and Expense

Interest Income. Interest income was $3,293,000 and $2,949,000 for the six months ended June 30, 2003 and 2002, respectively. While we experienced a substantial decline in yields on average earning assets of 135 basis points, the favorable growth in average earning assets of $28.9 million, or 36.3%, netted an overall growth rate of 11.7% for interest income. The decline in yields was the result of discount rate reductions by the Federal Reserve Board during 2002. Average loans as a percentage of average earning assets declined to 76.7% in the first half of 2003 as compared with 83.0% in 2002. We saw a shift in the percentage of higher yielding investments to 17.1% in 2003 from 14.9% in 2002, while the percentage of other interest-earning assets to total interest-earning assets shifted from 2.2% in 2002 to 6.2% in 2003.

Interest Expense. Interest expense was $934,000 and $941,000 for the six months ended June 30, 2003 and 2002, respectively. While average interest-bearing liabilities grew by $20.5 million, or 31.0% during this period, interest expense was lower by 0.7% as a result of the rapid decline in the rate environment with the cost of funds dropping to 2.18% from 2.87% in the first quarter of 2003 over the same period in 2002.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses was $2,359,000 and $2,008,000 for the six months ended June 30, 2003 and 2002, respectively. The net interest margin for the first half of 2003 was 4.38% as compared with the net interest margin in 2002 of 5.08%, a decrease of 70 basis points.

Provision for Loan Losses

We recorded provisions for loan losses totaling $103,000 and $69,000 for the six months ended June 30, 2003 and 2002, respectively, which reflects the growth in the loan portfolio.

Noninterest Income and Expenses

Noninterest Income. Total noninterest income improved rising 17.4% to $480,000 for the six months ended June 30, 2003, from $409,000 for the six months ended June 30, 2002. Fees and service charges on deposit accounts grew 13.0%, reflecting the overall growth in deposit activity. Mortgage banking fees outpaced the overall growth with an increase of 49.4% as interest rates remained at historically low levels.

Noninterest Expenses. Total noninterest expenses increased to $2,020,000 for the six months ended June 30, 2003, compared to $1,931,000 for the six months ended June 30, 2002, an increase of $89,000, or 4.6%. Salaries and employee benefits grew 11.1% reflecting the increases in group insurance, benefits, and compensation rates. Expenses of bank premises and fixed assets declined $33,000, or 8.8%, due in part to lower depreciation expense and the reduction in other building costs as a result of the sale in 2002 of the Holding Company's former operations center. Other operating expenses grew by a moderate 2.7%, or $16,000.

Provision for Income Taxes

The income tax provision was $226,000 for the six months ended June 30, 2003, or an effective rate of 31.6%. This compares with an effective rate of 25.2% for the same period in 2002. The effective tax rates in 2003 and 2002 differ from the federal and state statutory rates principally due to nontaxable investment income.

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

Evaluation of Disclosure Controls and Procedures. Atlantic's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Atlantic's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on that evaluation, such officers have concluded that, as of the Evaluation Date, Atlantic's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to Atlantic (including its consolidated subsidiary) required to be included in Atlantic's periodic filings under the Exchange Act.

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

          Item 1.   Legal Proceedings.
                    None.

          Item 2.   Changes in Securities and Use of Proceeds.
                    None.

          Item 3.   Defaults upon Senior Securities.
                    None.

          Item 4.   Submission of Matters to a Vote of Security Holders.

                    An Annual Meeting of Shareholders was held on April 24, 2003. At that meeting, a majority of the shareholders of record voted to elect a total of two Class III directors with terms to expire in 2006 (Proposal I); to ratify the Directors' appointment of Stevens, Powell & Company, P.A., as the independent auditors for Atlantic BancGroup, Inc., for the fiscal year ending December 31, 2003 (Proposal II); to approve the adjournment of the Annual Meeting to solicit additional proxies in the event that there were not sufficient votes to approve any one or more or the proposals at the 2003 Annual Meeting (Proposal III).

                    Proposal I

                          Class III Directors with Terms Expiring in 2006
                    ------------------------------------------------------------
                          Director       Votes For    Votes Against     Votes
                                                       or Withheld    Abstained
                    ------------------------------------------------------------
                    Conrad L. Williams    731,642          1,100          --
                    ------------------------------------------------------------
                    Dennis M. Wolfson     731,342          1,400          --
                    ------------------------------------------------------------

                    Proposal II

                                       -----------------------------------------
                                         Votes For    Votes Against     Votes
                                                       or Withheld    Abstained
                                       -----------------------------------------
                                          731,442         1,000          300
                                       -----------------------------------------

                    Proposal III

                                       -----------------------------------------
                                         Votes For    Votes Against     Votes
                                                       or Withheld    Abstained
                                       -----------------------------------------
                                          727,822           --          4,920
                                       -----------------------------------------

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

                         Exhibit 99.1   Certification Pursuant to 18 U.S.C.
                                        Section 1350.

                         Exhibit 99.2 Certification for Quarterly Reports on Form 10-QSB.

                         Exhibit 99.3 Certification for Quarterly Reports on Form 10-QSB.

                    b)   Reports on Form 8-K.

                         A Form 8-K was filed by the Company on May 20, 2003, which reported a 20% dividend on its common stock, payable on June 16, 2003, to shareholders of record on May 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Atlantic BancGroup, Inc.


Date: August 5, 2003                    /s/ Barry W. Chandler
                                        ---------------------
                                        Barry W. Chandler
                                        President and Chief Executive Officer


Date: August 5, 2003                    /s/ David L. Young
                                        ------------------
                                        David L. Young
                                        Executive Vice President,
                                        Chief Financial Officer, and
                                        Corporate Secretary