Form 10QSB
period 2003-09-30
ATLANTIC BANCGROUP INC
filed 2003-11-14
CIK 1087790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 2003
                        Commission File Number 001-15061

                                   ----------

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

                                   ----------

                                 (904) 247-9494
                 (Issuer's telephone number including area code)

                                   ----------

Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class                                    Outstanding as of November 4, 2003
---------------                               ----------------------------------
Common Stock                                  Common Stock - 1,247,516
  Par Value $0.01 per share

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

             FORM 10-QSB - FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                           PAGE
                                                                          NUMBER

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Condensed Consolidated Statements of Financial
                  Condition as of September 30, 2003 (Unaudited)
                  and December 31, 2002 .................................   3

                  Consolidated Statements of Operations and
                  Comprehensive Income for the Three and Nine
                  Months Ended September 30, 2003 and 2002
                  (Unaudited) ...........................................   4

                  Condensed Consolidated Statements of Cash Flows
                  for the Three and Nine Months Ended September 30,
                  2003 and 2002 (Unaudited) .............................   5

                  Consolidated Statement of Stockholders' Equity
                  (Unaudited) ...........................................   6

                  Notes to Consolidated Financial Statements
                  (Unaudited) ...........................................   7

                  Review by Independent Certified Public Accountants ....  12

                  Report on Review by Independent Certified Public
                  Accountants ...........................................  13

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...................  14

         Item 3 - Quantitative and Qualitative Disclosures about
                  Market Risk ...........................................  22

         Item 4 - Controls and Procedures ...............................  22

PART II - OTHER INFORMATION .............................................  23

SIGNATURES ..............................................................  24

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in Thousands Except Per Share Data)

                                                                September 30,
                                                                    2003            December 31,
                                                                 (Unaudited)            2002
                                                                 -----------         ----------
ASSETS
Cash and due from banks                                          $    14,147         $    6,286
Federal funds sold                                                     4,984              5,588
                                                                 -----------         ----------
   Total cash and cash equivalents                                    19,131             11,874
Interest-bearing deposits in other banks                                   5                  5
Securities, available-for-sale                                        21,035             13,084
Securities, held-to-maturity (market value of
  $4,119 in 2003 and $4,096 in 2002)                                   3,900              3,904
Stock in FHLB and correspondent bank, at cost                            332                217
Loans, net                                                            93,195             78,137
Facilities                                                             3,415              2,834
Other assets                                                           2,546              2,196
                                                                 -----------         ----------

       TOTAL                                                     $   143,559         $  112,251
                                                                 ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand deposits                           $    22,943         $   18,172
   Interest-bearing deposits                                           9,787              5,552
   Money market deposits                                              25,303             21,215
   Savings deposits                                                    4,813              4,107
   Time deposits, $100,000 and over                                   16,779             12,854
   Other time deposits                                                27,669             21,624
                                                                 -----------         ----------

     Total deposits                                                  107,294             83,524

Other borrowings                                                      23,309             15,873
Other accrued expenses and liabilities                                   374                700
                                                                 -----------         ----------

     Total liabilities                                               130,977            100,097
                                                                 -----------         ----------

Commitments and contingencies                                             --                 --
                                                                 -----------         ----------

Stockholders' equity:
   Common stock                                                           12                 10
   Additional paid-in capital                                         11,789              8,651
   Retained earnings                                                     854              3,325
   Accumulated other comprehensive income:
     Net unrealized holding gains (losses) on securities                 (73)               168
                                                                 -----------         ----------

     Total stockholders' equity                                       12,582             12,154
                                                                 -----------         ----------

       TOTAL                                                     $   143,559         $  112,251
                                                                 ===========         ==========

Book value per common share (adjusted for stock dividend)        $     10.09         $     9.74
                                                                 ===========         ==========

Common shares outstanding (adjusted for stock dividend)            1,247,516          1,247,516
                                                                 ===========         ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)

                                                                    For the Three Months Ended        For the Nine Months Ended
                                                                           September 30,                    September 30,
                                                                     ------------------------          ------------------------
                                                                       2003             2002             2003             2002
                                                                     -------           ------          -------           ------
Interest and fees on loans                                           $ 1,562           $1,423          $ 4,479           $4,028
Investment income on investment securities and
    interest-bearing deposits in other banks                             174              214              509              544
Federal funds sold                                                        10               39               51               53
                                                                     -------           ------          -------           ------
      Total interest income                                            1,746            1,676            5,039            4,625
                                                                     -------           ------          -------           ------

Interest on deposits                                                     356              416            1,153            1,272
Other borrowings and federal funds purchased                              82               80              219              165
                                                                     -------           ------          -------           ------
      Total interest expense                                             438              496            1,372            1,437
                                                                     -------           ------          -------           ------

      Net interest income before provision for loan losses             1,308            1,180            3,667            3,188

Provision for loan losses                                                153               66              256              135
                                                                     -------           ------          -------           ------

      Net interest income after provision for loan losses              1,155            1,114            3,411            3,053
                                                                     -------           ------          -------           ------

Noninterest income:
    Service charges on deposit accounts                                  147              146              426              393
    Mortgage banking fees                                                 24               44              148              127
    Other income                                                          42               80              119              159
                                                                     -------           ------          -------           ------
      Total noninterest income                                           213              270              693              679
                                                                     -------           ------          -------           ------

Noninterest expenses:
    Salaries and employee benefits                                       524              511            1,584            1,465
    Expenses of bank premises and fixed assets                           188              193              530              568
    Other operating expenses                                             393              398            1,011            1,000
                                                                     -------           ------          -------           ------
      Total noninterest expenses                                       1,105            1,102            3,125            3,033
                                                                     -------           ------          -------           ------

Income before provision for income taxes                                 263              282              979              699

Provision for income taxes                                                84               60              310              165
                                                                     -------           ------          -------           ------

Net income                                                               179              222              669              534

Other comprehensive income, net of income taxes:
    Unrealized holding gains (losses) arising during period             (222)              19             (241)             167
                                                                     -------           ------          -------           ------

Comprehensive income                                                 $   (43)          $  241          $   428           $  701
                                                                     =======           ======          =======           ======

Earnings per common share (adjusted for stock dividend)
    Basic                                                            $  0.14           $ 0.20          $  0.54           $ 0.60
                                                                     =======           ======          =======           ======
    Dilutive                                                         $  0.14           $ 0.19          $  0.54           $ 0.56
                                                                     =======           ======          =======           ======

  The accompanying notes are an integral part of these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                                                For the Three Months Ended             For the Nine Months Ended
                                                                       September 30,                         September 30,
                                                                ---------------------------           ---------------------------
                                                                  2003               2002               2003               2002
                                                                --------           --------           --------           --------
Net cash provided by operating activities                       $    336           $  3,610           $    725           $  4,941
                                                                --------           --------           --------           --------

Cash flows from investing activities:
    Net (increase) decrease in:
     Investment securities                                        (2,050)            (7,265)            (8,571)            (6,099)
     Interest-bearing deposits in other banks                          2                 (2)                --                 99
     Loans                                                        (6,708)            (2,694)           (15,314)           (13,367)
    Proceeds from sale of bank premises                               --                538                 --                538
    Purchases of bank premises and equipment, net                   (509)               (24)              (789)              (300)
                                                                --------           --------           --------           --------

     Net cash used by investing activities                        (9,265)            (9,447)           (24,674)           (19,129)
                                                                --------           --------           --------           --------

Cash flows from financing activities:
    Net increase in deposits                                       2,422              6,154             23,770             12,058
    Net proceeds from (repayments of) other borrowings               696               (101)             7,436             12,239
                                                                --------           --------           --------           --------

     Net cash provided by financing activities                     3,118              6,053             31,206             24,297
                                                                --------           --------           --------           --------

Net increase (decrease) in cash and cash equivalents              (5,811)               216              7,257             10,109

Cash and cash equivalents at beginning of period                  24,942             15,144             11,874              5,251
                                                                --------           --------           --------           --------

Cash and cash equivalents at end of period                      $ 19,131           $ 15,360           $ 19,131           $ 15,360
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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                             (Dollars In Thousands)

                                                                                                           Net
                                                                                                        Unrealized
                                               Common Stock            Additional                      Holding Gains       Total
                                          ----------------------         Paid-in         Retained       (Losses) on    Stockholders'
                                           Shares         Amount         Capital         Earnings        Securities       Equity
                                          ---------       ------       ----------        --------      -------------   -------------
Balance, December 31, 2002                1,039,607         $10          $ 8,651          $ 3,325           $ 168         $12,154

Shares issued for 20% stock dividend        207,909           2            3,138           (3,140)             --              --

Comprehensive income:
   Net income                                    --          --               --              669              --
   Net change in unrealized
    holding losses on securities                 --          --               --               --            (241)

   Total comprehensive income                    --          --               --               --              --             428
                                          ---------         ---          -------          -------           -----         -------

Balance, September 30, 2003               1,247,516         $12          $11,789          $   854           $ (73)        $12,582
                                          =========         ===          =======          =======           =====         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

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

The accompanying consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiary, Oceanside. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of Atlantic conform with accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Our consolidated financial statements for the three and nine months ended September 30, 2003 and 2002, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In management's opinion, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2002, and are incorporated herein by reference.

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

Our loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although we have a diversified loan portfolio, a substantial portion of our debtors' ability to honor their contracts is dependent on local, state, and national economic conditions that may affect the value of the underlying collateral or the income of the debtor.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". The Interpretation addresses consolidation by business enterprises of variable interest entities. Transactions involving variable interest entities have become increasingly common, and the relevant accounting literature was fragmented and incomplete. ARB 51 requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. That requirement usually has been applied to subsidiaries in which an enterprise has a majority voting interest, but in many circumstances the enterprises' consolidated financial statements do not include variable interest entities with which it has similar relationships. The voting interest approach is not effective in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. The FASB Board believes that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Implementation of this Interpretation has been delayed until the fourth quarter of 2003. This Interpretation will not have any significant impact on our financial position or results of operations as no variable interest entities exist at this time.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

NOTE 1 - ACCOUNTING POLICIES (Continued)

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

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2003 and 2002. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. During the third quarter of 2002, all warrants were either exercised or expired and we no longer have any dilutive warrants outstanding. For purposes of computing diluted EPS, the treasury stock method was used for 2002.

The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended September 30, 2003 and 2002 (adjusted for the 2003 stock dividend - see Note 9):

                                                                                Three Months Ended September 30,
                                                                                    2003                 2002
                                                                                    ----                 ----
     Basic EPS computation:
         Numerator - Net income                                                  $   179,000         $   222,000
                                                                                 -----------         -----------
         Denominator - Weighted average shares outstanding                         1,247,516           1,127,777
                                                                                 -----------         -----------
         Basic EPS                                                               $      0.14         $      0.20
                                                                                 ===========         ===========
     Diluted EPS computation:

         Numerator - Net income                                                  $   179,000         $   222,000
                                                                                 -----------         -----------
         Denominator -
              Weighted average shares outstanding                                  1,247,516           1,127,777
              Warrants                                                                    --              19,946
                                                                                 -----------         -----------
                                                                                   1,247,516           1,147,723
                                                                                 -----------         -----------
         Diluted EPS                                                             $      0.14         $      0.19
                                                                                 ===========         ===========

                                                                                Nine Months Ended September 30,
                                                                                    2003                 2002
                                                                                    ----                 ----
     Basic EPS computation:
         Numerator - Net income                                                  $   669,000         $   534,000
                                                                                 -----------         -----------
         Denominator - Weighted average shares outstanding                         1,247,516             891,985
                                                                                 -----------         -----------
         Basic EPS                                                               $      0.54         $      0.60
                                                                                 ===========         ===========
     Diluted EPS computation:
         Numerator - Net income                                                  $   669,000         $   534,000
                                                                                 -----------         -----------
         Denominator -
              Weighted average shares outstanding                                  1,247,516             891,985
              Warrants                                                                    --              59,245
                                                                                 -----------         -----------
                                                                                   1,247,516             951,230
                                                                                 -----------         -----------
         Diluted EPS                                                             $      0.54         $      0.56
                                                                                 ===========         ===========

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):


                                                  September 30, 2003                               December 31, 2002
                                   ----------------------------------------------     --------------------------------------------
                                                  Gross        Gross                                 Gross      Gross
                                   Amortized   Unrealized    Unrealized    Fair       Amortized   Unrealized  Unrealized    Fair
                                      Cost        Gains        Losses      Value         Cost        Gains      Losses      Value
                                      ----        -----        ------      -----         ----        -----      ------      -----
Available-for-sale
   Mortgage-backed securities       $21,153      $    21      $   139     $21,035      $12,814      $   270     $   --     $13,084
                                    -------      -------      -------     -------      -------      -------     ------     -------
Held-to-maturity
   State, county and municipal
     bonds                            3,900          219           --       4,119        3,904          192         --       4,096
                                    -------      -------      -------     -------      -------      -------     ------     -------

Total investment securities         $25,053      $   240      $   139     $25,154      $16,718      $   462     $   --     $17,180
                                    =======      =======      =======     =======      =======      =======     ======     =======

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

                                           September 30,    December 31,
                                               2003             2002
                                             --------         --------

      Real estate loans                      $ 62,571         $ 50,580
      Commercial and industrial loans          25,404           21,519
      Consumer and other loans                  6,466            7,105
                                             --------         --------
               Total loan portfolio            94,441           79,204
      Less, deferred fees                         (76)             (97)
      Less, allowance for loan losses          (1,170)            (970)
                                             --------         --------

               Loans, net                    $ 93,195         $ 78,137
                                             ========         ========

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses. We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for loan losses follows (dollars in thousands):

                                                     For the Nine        For the Twelve
                                                     Months Ended         Months Ended
                                                  September 30, 2003    December 31, 2002
                                                  ------------------    -----------------
      Balance, beginning of period                      $   970               $ 766
      Provision charged to operating expense                256                 196
      Loans, charged-off                                    (57)                (50)
      Recoveries                                              1                  58
                                                        -------               -----

      Balance, end of period                            $ 1,170               $ 970
                                                        =======               =====

We had classified two loans as impaired or nonaccrual at September 30, 2003, and one loan at December 31, 2002, with principal balances of $6,000 and $8,000, respectively.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2003

NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):


                                              September 30,      December 31,
                                                  2003               2002
                                                -------            -------

      Customer repurchase agreements            $21,009            $13,573
      FHLB of Atlanta advances                    2,300              2,300
                                                -------            -------

          Total other borrowings                $23,309            $15,873
                                                =======            =======

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. Financial instruments at September 30, 2003, consisted of commitments to extend credit approximating $20.4 million and standby letters of credit of $1.6 million.

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

NOTE 8 - REGULATORY CAPITAL

Oceanside is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2003, of the regulatory capital requirements and Oceanside's actual capital on a percentage basis.

                                                                   Regulatory
                                                     Actual        Requirement
                                                     ------        -----------

     Total risk-based capital ratio                  10.41%              8.00%
     Tier 1 risk-based capital ratio                  9.38%              4.00%
     Tier 1 leverage ratio                            8.03%              4.00%

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                               SEPTEMBER 30, 2003

Stevens, Powell & Company, P.A., Atlantic's independent certified public accountants, have made a limited review of the financial data as of September 30, 2003, and for the three and nine months periods ended September 30, 2003 and 2002, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have reviewed the accompanying condensed consolidated statement of financial condition of Atlantic BancGroup, Inc., ("Atlantic"), and its wholly-owned subsidiary, Oceanside Bank, as of September 30, 2003, and the related consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows for the three and nine months periods ended September 30, 2003 and 2002, and the related consolidated statement of stockholders' equity for the nine months period ended September 30, 2003. These consolidated financial statements are the responsibility of Atlantic's management.

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


STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
November 4, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

Commercial Banking Operations. Atlantic, through its wholly-owned subsidiary, Oceanside, conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate) and purchases of investments. Our profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (principally loans, investments, and federal funds sold) less the interest expense incurred on interest-bearing liabilities (customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Oceanside's interest-rate spreads which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, our profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective income tax rate. Noninterest income consists primarily of service fees on deposit accounts and mortgage banking fees. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

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

                              Results of Operations

Our net income for the three and nine months ended September 30, 2003, was $179,000 and $669,000, respectively, as compared with the $222,000 and $534,000 reported in the same periods of 2002. We were able to substantially grow earning assets and maintain a favorable mix of earning assets and deposits in 2003. Some of the more significant results to report included:

o Average earning assets grew at a pace of 23.8% and 31.5% for the three and nine months ended September 30, 2003, respectively, over the same periods of 2002. With the growth in deposits and customer repurchase agreements, we were able to increase our investment portfolio and overnight federal funds to improve our liquidity and handle the increased loan demand during the first nine months of 2003.

o With the double-digit growth in average earning assets and the favorable mix of earning assets and deposits, we grew our net interest income (before provision for loan losses) $128,000 and $479,000, or 10.8% and 15.0%, during the three and nine months ended September 30, 2003, respectively, over the comparable periods of 2002.

o During the third quarter of 2003, we provided for additional amounts as a charge to current income to replenish our allowance for loan losses, which reflected our growth in loans during 2003 and recent losses charged against the allowance. The provision for loan losses increased $87,000, or 131.8%, in the third quarter of 2003 over the same period in 2002. For the nine months ended September 30, 2003, the provision for loan losses increased $121,000, or 89.6%, over the same period in 2002. Our loan portfolio quality continues to compare favorably with our peers.

o Operating expenses rose at a much slower pace than average assets, increasing 0.3% and 3.0% for the three and nine months ended September 30, 2003, respectively, over the comparable periods in 2002.

                               Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three and nine months ended September 30, 2003):

                                                        Three Months          Nine Months        Year Ended
                                                            Ended                Ended          December 31,
                                                     September 30, 2003    September 30, 2003       2002
                                                     ------------------    ------------------       ----
   Return on average assets                                  0.53%                0.72%             0.86%
   Return on average equity                                  5.44%                7.10%             8.93%
   Interest-rate spread during the period                    3.88%                3.91%             4.48%
   Net interest margin                                       4.26%                4.34%             4.96%
   Noninterest expenses to average assets                    3.29%                3.36%             4.02%

                         Liquidity and Capital Resources

Liquidity Management. Liquidity management involves monitoring the sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different statement of financial condition components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets that are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase. At September 30, 2003, we exceeded our regulatory liquidity requirements.

We expect to meet our liquidity needs with:

o available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $19.1 million at September 30, 2003;

o the repayment of loans, which include loans with a remaining maturity of one year or less (excluding those in nonaccrual status) totaling $49.0 million;

o     proceeds of unpledged investments available-for-sale;

o     growth in deposits; and,

o     if necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $5.0 million at September 30, 2003, as compared to $5.6 million at December 31, 2002. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. We had core deposits totaling $90.5 million at September 30, 2003, and $70.7 million at December 31, 2002, an increase of 28.1%. We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future. Since December 31, 2002, we experienced double-digit growth of in all core deposit categories.

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

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities. At September 30, 2003, we had commitments to originate loans totaling $20.4 million, and had issued, but unused, standby letters of credit of $1.6 million for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following September 30, 2003, total $35.6 million. We believe that adequate resources to fund all our anticipated commitments exists, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Oceanside exceeded its minimum regulatory capital ratios as of September 30, 2003, as reflected in the following table, which sets forth Oceanside's regulatory capital position (dollars in thousands):

                                                            Actual             Minimum(1)       Well-Capitalized(2)
                                                      Amount       %        Amount        %       Amount       %
                                                      ------     -----      ------      ----      ------     -----
Total risk-based capital ratio                       $11,825     10.41%    $ 9,084      8.00%    $11,355     10.00%
Tier 1 risk-based capital ratio                      $10,655      9.38%    $ 4,542      4.00%    $ 6,813      6.00%
Tier 1 leverage ratio                                $10,655      8.03%    $ 5,306      4.00%    $ 6,632      5.00%

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


At September 30, 2003, we had thirteen loans totaling approximately $1.2 million classified as substandard and no loans classified as doubtful or loss. All of the substandard loans are either performing according to terms or principal reductions have been made, with only two other loans totaling $6,000 classified as nonaccrual or impaired at September 30, 2003.



A summary of balances in the allowance for loan losses and key ratios follows (dollars in thousands):

                                                                                 For the Nine       For the Twelve
                                                                                  Months Ended        Months Ended
                                                                              September 30, 2003    December 31, 2002
                                                                              ------------------    -----------------

         End of period loans                                                       $  94,365           $  79,107
         End of period allowance for loan losses                                   $   1,170           $     970
         % of allowance for loan losses to total loans                                  1.24%               1.23%
         Average loans for the period                                              $  86,046           $  70,845
         Net charge-offs (recoveries) as a percentage of average loans
             for the period (annualized for 2003)                                      0.09%               (0.01)%
         Nonperforming assets to period end loans and foreclosed property              0.01%                0.01%
         Nonperforming assets to period end total assets                                **                  0.01%
              ** - less than 0.01%

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

                                                               For the Three Months Ended September 30,
                                                              2003                                     2002
                                                ------------------------------------    -----------------------------------
                                                              Interest       Average                  Interest      Average
                                                  Average        and          Yield/     Average        and         Yield/
                                                  Balance     Dividends        Rate      Balance      Dividends      Rate
                                                  -------     ---------        ----     --------      ---------      ----
Interest-earning assets:
     Loans                                      $  91,456       $1,562         6.78%    $  73,693      $ 1,423       7.66%
     Investment and mortgage-
       backed securities                           26,081          171         2.60%       15,390          214       5.52%
     Other interest-earning assets                  4,290           13         1.20%        9,315           39       1.66%
                                                ---------       ------                  ---------      -------

         Total interest-earning assets            121,827        1,746         5.69%       98,398        1,676       6.76%
                                                                ------                                 -------

Noninterest-earning assets                         11,573                                  10,918
                                                ---------                               ---------

         Total assets                           $ 133,400                               $ 109,316
                                                =========                               =========

Interest-bearing liabilities:
     Demand, money market
       and NOW deposits                         $  32,629           85         1.03%    $  30,546          125       1.62%
     Savings                                        4,776            8         0.66%        4,272           19       1.76%
     Certificates of deposit                       41,212          263         2.53%       34,390          272       3.14%
     Other                                         17,367           82         1.87%       10,988           80       2.89%
                                                ---------       ------                  ---------      -------

         Total interest-bearing liabilities        95,984          438         1.81%       80,196          496       2.45%
                                                                ------                                 -------

Noninterest-bearing liabilities                    24,357                                  17,689
Stockholders' equity                               13,059                                  11,431
                                                ---------                               ---------

         Total liabilities and
              stockholders' equity              $ 133,400                               $ 109,316
                                                =========                               =========

Net interest income before provision
  for loan losses                                               $1,308                                 $ 1,180
                                                                ======                                 =======

Interest-rate spread                                                           3.88%                                 4.31%
                                                                               ====                                  ====

Net interest margin                                                            4.26%                                 4.76%
                                                                               ====                                  ====

Ratio of average interest-earning assets to
  average interest-bearing liabilities             126.92%                                 122.70%
                                                =========                               =========

                                                                For the Nine Months Ended September 30,
                                                              2003                                      2002
                                                -------------------------------------     ---------------------------------
                                                              Interest        Average                 Interest      Average
                                                 Average         and          Yield/      Average        and        Yield/
                                                 Balance      Dividends        Rate       Balance     Dividends      Rate
                                                 -------      ---------        ----       -------     ---------      ----
Interest-earning assets:
     Loans                                      $  86,046       $4,479         6.96%      $68,669       $4,028       7.84%
     Investment and mortgage-
       backed securities                           21,077          501         3.18%       13,048          543       5.56%
     Other interest-earning assets                  5,942           59         1.33%        4,247           54       1.70%
                                                ---------       ------                    -------       ------

         Total interest-earning assets            113,065        5,039         5.96%       85,964        4,625       7.19%
                                                                ------                                  ------

Noninterest-earning assets                         11,111                                  10,232
                                                ---------                                 -------

         Total assets                           $ 124,176                                 $96,196
                                                =========                                 =======

Interest-bearing liabilities:
     Demand, money market
       and NOW deposits                         $  29,895          281         1.26%      $26,570          348       1.75%
     Savings                                        4,578           30         0.88%        3,372           47       1.86%
     Certificates of deposit                       40,886          842         2.75%       31,804          877       3.69%
     Other                                         14,293          219         2.05%        8,998          165       2.45%
                                                ---------       ------                    -------       ------

         Total interest-bearing liabilities        89,652        1,372         2.05%       70,744        1,437       2.72%
                                                                ------                                  ------

Noninterest-bearing liabilities                    21,931                                  16,715
Stockholders' equity                               12,593                                   8,737
                                                ---------                                 -------

         Total liabilities and
              stockholders' equity              $ 124,176                                 $96,196
                                                =========                                 =======

Net interest income before provision
  for loan losses                                               $3,667                                  $3,188
                                                                ======                                  ======

Interest-rate spread                                                           3.91%                                 4.47%
                                                                               ====                                  ====

Net interest margin                                                            4.34%                                 4.96%
                                                                               ====                                  ====

Ratio of average interest-earning assets to
  average interest-bearing liabilities             126.12%                                 121.51%
                                                =========                                 =======

          Comparison of Three Months Ended September 30, 2003 and 2002

Interest Income and Expense

Interest Income. Interest income was $1,746,000 and $1,676,000 for the three months ended September 30, 2003 and 2002, respectively. While we experienced a substantial decline in yields on average earning assets of 107 basis points, the favorable growth in average earning assets of $23.4 million, or 23.8%, netted an overall growth rate of 4.2% for interest income. The decline in yields was the result of discount rate reductions by the Federal Reserve Board during 2002. Average loans as a percentage of average earning assets increased slightly to 75.1% in the third quarter of 2003 as compared with 74.9% in 2002. We saw a shift in the percentage of higher yielding investments to 21.4% in 2003 from 15.6% in 2002, while the percentage of other interest-earning assets to total interest-earning assets shifted from 9.5% in 2002 to 3.5% in 2003.

Interest Expense. Interest expense was $438,000 and $496,000 for the three months ended September 30, 2003 and 2002, respectively. While average interest-bearing liabilities grew by $15.8 million, or 19.7%, during this period, interest expense declined 11.7% as a result of the rapid decline in the rate environment with the cost of funds dropping to 1.81% from 2.45% in the third quarter of 2003 over the same period in 2002.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses was $1,308,000 and $1,180,000 for the three months ended September 30, 2003 and 2002, respectively. The net interest margin for the third quarter of 2003 was 4.26% as compared with the net interest margin in 2002 of 4.76%, a decrease of 50 basis points.

Provision for Loan Losses

We recorded provisions for loan losses totaling $153,000 and $66,000 for the three months ended September 30, 2003 and 2002, respectively, which reflects the growth in the loan portfolio and additional amounts to replenish the allowance for loan losses from recent loan charge offs.

Noninterest Income and Expenses

Noninterest Income. Total noninterest income declined 21.1% to $213,000 for the three months ended September 30, 2003, from $270,000 for the three months ended September 30, 2002. Fees and service charges on deposit accounts rose only 0.7, or $1,000. Mortgage banking fees declined as mortgage refinancing activity slowed in the third quarter of 2003. We experienced some declines in other fee income in several categories, the largest of which was in lower earnings from Oceanside's bank-owned life insurance policies funding its directors and executive officers' indexed retirement plans. The decline in interest rates contributed to the lower earnings from these policies.

Noninterest Expenses. Total noninterest expenses increased to $1,105,000 for the three months ended September 30, 2003, compared to $1,102,000 for the three months ended September 30, 2002, an increase of $3,000, or 0.3%. Salaries and employee benefits for the third quarter of 2003 rose a modest 2.5% over the same period of 2002. The rate of increase has declined from the earlier quarters of 2003. For instance, we saw double-digit increases in the first quarter of 2003. The number of employees has stabilized at 43 full-time equivalents; however, group insurance rates have grown significantly with only modest increases in compensation rates. Expenses of bank premises and fixed assets declined $5,000, or 2.6%, and other operating expenses dropped $5,000, or 1.3%.

Provision for Income Taxes

The income tax provision was $84,000 for the three months ended September 30, 2003, or an effective rate of 31.9%. This compares with an effective rate of 21.3% for the same period in 2002. The effective tax rates in 2003 and 2002 differ from the federal and state statutory rates principally due to nontaxable investment income. Also, the percentage of nontaxable income to taxable income contributed to the comparative differences from year-to-year.

           Comparison of Nine Months Ended September 30, 2003 and 2002

Interest Income and Expense

Interest Income. Interest income was $5,039,000 and $4,625,000 for the nine months ended September 30, 2003 and 2002, respectively. While we experienced a substantial decline in yields on average earning assets of 123 basis points, the favorable growth in average earning assets of $27.1 million, or 31.5%, netted an overall growth rate of 9.0% for interest income. The decline in yields was the result of discount rate reductions by the Federal Reserve Board during 2002. Average loans as a percentage of average earning assets declined to 76.1% in the first nine months of 2003 as compared with 79.9% in 2002. We saw a shift in the percentage of higher yielding investments to 18.6% in 2003 from 15.2% in 2002, while the percentage of other interest-earning assets to total interest-earning assets shifted moderately from 4.9% in 2002 to 5.3% in 2003.

Interest Expense. Interest expense was $1,372,000 and $1,437,000 for the nine months ended September 30, 2003 and 2002, respectively. While average interest-bearing liabilities grew by $18.9 million, or 26.7%, during this period, interest expense was lower by 4.5% as a result of the rapid decline in the rate environment with the cost of funds dropping to 2.05% from 2.72% in the first quarter of 2003 over the same period in 2002.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses was $3,667,000 and $3,188,000 for the nine months ended September 30, 2003 and 2002, respectively. The net interest margin for the first nine months of 2003 was 4.34% as compared with the net interest margin in 2002 of 4.96%, a decrease of 62 basis points.

Provision for Loan Losses

We recorded provisions for loan losses totaling $256,000 and $135,000 for the nine months ended September 30, 2003 and 2002, respectively, which reflects the growth in the loan portfolio and additional amounts to replenish the allowance for loan losses from recent loan charge offs.

Noninterest Income and Expenses

Noninterest Income. Total noninterest income rose moderately 2.1% to $693,000 for the nine months ended September 30, 2003, from $679,000 for the nine months ended September 30, 2002. Fees and service charges on deposit accounts grew 8.4%, reflecting the overall growth in deposit activity. Mortgage banking fees outpaced the overall growth with an increase of 16.5% as interest rates remained at historically low levels during much of the first nine months of 2003 although mortgage refinancing activity began declining significantly in the last part of this period as rates shifted slightly upward. Other income posted a 25.2% decline, or $40,000, with moderate declines in most categories and the largest drop resulting from declines in the earnings rate on Oceanside's bank-owned life insurance policies funding its directors and executive officers' supplemental indexed retirement plan. Declines in interest rates contributed to the lower earnings from these policies.

Noninterest Expenses. Total noninterest expenses increased to $3,125,000 for the nine months ended September 30, 2003, compared to $3,033,000 for the nine months ended September 30, 2002, an increase of $92,000, or 3.0%. Although we experienced only modest increases in the third quarter of 2003, salaries and employee benefits grew 8.1% for the first nine months of 2003 as compared with the same period of 2002, reflecting the increases in group insurance, benefits, and compensation rates. Expenses of bank premises and fixed assets declined $38,000, or 6.7%, due in part to lower depreciation expense and the reduction in other building costs as a result of the sale in 2002 of the Holding Company's former operations center. Other operating expenses grew by a moderate 1.1%, or $11,000.

Provision for Income Taxes

The income tax provision was $310,000 for the nine months ended September 30, 2003, or an effective rate of 31.7%. This compares with an effective rate of 23.6% for the same period in 2002. The effective tax rates in 2003 and 2002 differ from the federal and state statutory rates principally due to nontaxable investment income. Also, the percentage of nontaxable income to taxable income contributed to the comparative differences from year-to-year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. We have little or no risk related to trading accounts, commodities or foreign exchange.

We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest - rate swaps. We actively monitor and manage interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on the asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in our market risk exposure since December 31, 2002.

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

                           On September 11, 2003, a customer of Oceanside Bank filed suit against Oceanside Bank in the Fourth Judicial Circuit Court in Duval County, Florida. The suit alleges that we improperly obtained the cross-collateralization of certain property and seeks to declare that cross-collateralization null-and-void. Although we expect to prevail in this litigation, we do not anticipate suffering a material loss if we are unsuccessful in our defense.

                  Item 2.  Changes in Securities and Use of Proceeds.
                           None.

                  Item 3.  Defaults upon Senior Securities.
                           None.

                  Item 4. Submission of Matters to a Vote of Security Holders. None.

                  Item 5.  Other Information.
                           None.

                  Item 6.  Exhibits and Reports on Form 8-K.
                           a)   Exhibits.
                                --------
                                The following exhibits are filed as part of this Form 10-QSB and this list includes the
                                Exhibit Index:

                                Exhibit No.             Description
                                -----------             -----------
                                Exhibit 31.1.*   Certification of Chief
                                                 Executive Officer pursuant
                                                 to Section 302 of the
                                                 Sarbanes-Oxley Act of 2002.

                                Exhibit 31.2*    Certification of Chief
                                                 Financial Officer pursuant
                                                 to Section 302 of the
                                                 Sarbanes-Oxley Act of 2002.

                                Exhibit 32.1*    Certification of Chief
                                                 Executive Officer pursuant
                                                 to Section 906 of the
                                                 Sarbanes-Oxley Act of 2002.

                                Exhibit 32.2*    Certification of Chief
                                                 Financial Officer pursuant
                                                 to Section 906 of the
                                                 Sarbanes-Oxley Act of 2002.


                  * A signed original of each of these written statements
                    required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been provided to Atlantic BancGroup, Inc. and will be retained by Atlantic BancGroup, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                               b) Reports on Form 8-K.
                                  -------------------
                                    A Form 8-K was filed by the Company on July
                                    25, 2003, which reported a press release announcing the financial results for the fiscal quarter ended June 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Atlantic BancGroup, Inc.


Date: November 4, 2003                     /s/ Barry W. Chandler
                                           ---------------------
                                           Barry W. Chandler
                                           President and Chief Executive Officer


Date: November 4, 2003                     /s/ David L. Young
                                           ------------------
                                           David L. Young
                                           Executive Vice President,
                                           Chief Financial Officer, and
                                           Corporate Secretary