Form 10KSB
period 2003-12-31
ATLANTIC BANCGROUP INC
filed 2004-03-18
CIK 1087790

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 2003

               |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-15061

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

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year were $7,717,000.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer (999,015 shares) at February 29, 2004, was approximately $19.0 million based on the initial bid quoted price of $19.00 per share as quoted on the NASDAQ SmallCap Market.

As of February 29, 2004, there were issued and outstanding 1,247,516 shares of the issuer's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004, filed as Exhibit 99.1 herein, are incorporated into Part III, Items 9 through 13 of this Annual Report on Form 10-KSB.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.........................................................................1

              Forward-Looking Statements.......................................1

Item 1.       Description of Business..........................................2
              General..........................................................2
              Lending Activities...............................................3
              Deposit Activities...............................................4
              Investments......................................................5
              Correspondent Banking............................................5
              Interest and Usury...............................................6
              Supervision and Regulation.......................................6
              Recent Regulatory Developments..................................12
              Primary Service Area............................................12
              Competition.....................................................13
              Common Stock....................................................14
              Warrants........................................................14
              Preferred Stock.................................................14
              Indemnification of Directors and Officers.......................14
              Employees.......................................................15

Item 2.       Description of Properties.......................................16

Item 3.       Legal Proceedings...............................................17

Item 4.       Submission of Matters to a Vote of Security Holders.............17

PART II.......................................................................17

Item 5.       Market Price for Registrant's Common Equity and
                  Related Stockholder Matters.................................17
              Dividends.......................................................17

Item 6.       Management's Discussion and Plan of Operations..................18
              Selected Financial Data.........................................19
              General.........................................................20
              Results of Operations...........................................21
              Net Income......................................................21
              Comparison of Years Ended December 31, 2003 and 2002............24
              Net Interest Income.............................................24
              Provision for Loan Losses.......................................25

                                                                            Page
                                                                            ----

              Noninterest Income..............................................26
              Noninterest Expenses............................................26
              Loans Receivable................................................26
              Classification of Assets........................................28
              Allowance for Loan Losses.......................................29
              Securities......................................................30
              Deposits........................................................32
              Bank Liquidity and Capital Resources............................34
              Other Borrowings................................................36
              Interest Rate Sensitivity.......................................38
              Recent Accounting Pronouncements Impacting Future Periods.......40
              Impact of Inflation.............................................41
              Quantitative and Qualitative Disclosures About Market Risk......41

Item 7.       Financial Statements............................................42

Item 8.       Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure......................63

Item 8A.      Controls and Procedures.........................................63

PART III      ................................................................64

Item 9.       Directors and Executive Officers of the Registrant..............64
                  Compliance with Section 16(a) of the Exchange Act...........64
                  Code of Ethics..............................................64

Item 10.      Executive Compensation..........................................64

Item 11.      Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters.............................64

Item 12.      Certain Relationships and Related Transactions..................64

Item 13.      Exhibits and Reports on Form 8-K................................65

Item 14.      Principal Accountant Fees and Services..........................66

SIGNATURES....................................................................67

EXHIBIT INDEX.................................................................68

                                     PART I

FORWARD-LOOKING STATEMENTS

Atlantic BancGroup, Inc. ("Atlantic" or the "Holding Company"), and its wholly-owned banking subsidiary (Oceanside Bank), may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "expect," "anticipate," "intend," "consider," "plan," "believe," "seek," "should," "estimate," and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation:

o unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses,

o     increased competition with other financial institutions,

o     lack of sustained growth in the economy in our trade area,

o     rapid fluctuations or unanticipated changes in interest rates, and

o     changes in the legislative and regulatory environment.

Many of such factors are beyond our ability to control or predict. Readers should not place undue reliance on any such forward-looking statements, which speak only as to the date made. Readers are advised that the factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Unless this Form 10-KSB indicates otherwise or the context otherwise requires, the terms "we," "our," "us," "Atlantic," "Holding Company," or "Oceanside" as used herein refer collectively to Atlantic BancGroup, Inc. and its subsidiary Oceanside Bank, which we sometimes refer to as "Oceanside," "our bank subsidiary," or "our bank." References herein to the fiscal years 2002 and 2003 mean our fiscal years ended December 31, 2002 and 2003, respectively.

ITEM 1. DESCRIPTION OF BUSINESS.

General

Atlantic BancGroup, Inc. On October 23, 1998, Atlantic BancGroup, Inc. was incorporated in the State of Florida. On April 3, 1999, the shareholders of Oceanside Bank approved the Agreement and Plan of Reorganization ("Reorganization") whereby Oceanside became a wholly-owned subsidiary of the Holding Company. The Reorganization was completed on May 5, 1999. The Holding Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and now owns all of the voting shares of Oceanside. Our corporate headquarters is located at 1315 South Third Street, Jacksonville Beach, Florida.

Atlantic presently has no significant operations other than Oceanside, our wholly-owned subsidiary. Oceanside is a state-chartered commercial bank and is Atlantic's primary source of income. Atlantic does not have trust powers and, accordingly, no trust services are provided.

As is the case with banking institutions generally, our operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation, and the State of Florida Department of Financial Services. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. We face strong competition in attracting deposits (our primary source for funding loans) and in originating loans.

Oceanside Bank. Oceanside Bank opened July 21, 1997, and operates as a community bank within our primary service area ("PSA") in East Duval and Northeast St. Johns Counties. Oceanside provides general commercial banking services to businesses and individuals. The principal business of Oceanside is to receive demand and time deposits from the public and to make loans and other investments. Oceanside operates from a main office located at 1315 South Third Street, Jacksonville Beach, Florida, and three branch offices located at 560 Atlantic Boulevard, Neptune Beach, Florida; 13799 Beach Boulevard, Jacksonville, Florida; and 1790 Kernan Boulevard, South, Jacksonville, Florida. The Kernan Boulevard Branch was opened December 15, 2003, and serves the growing East Jacksonville market. Oceanside draws most of our customer deposits and conducts a significant portion of our lending transactions from and within our PSA in the "Beaches and West Beaches area" of Jacksonville, Florida.

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

Our source of funds for loans and other investments are demand, time, savings, and other deposits, amortization and repayment of loans, sales to other lenders or institutions of loans or participations in loans, and borrowings. Our principal sources of income are interest and fees collected on loans, and to a lesser extent, interest and dividends collected on other investments. Our principal expenses are interest paid on savings and other deposits, interest paid on other borrowings, employee compensation, office expenses, and other overhead and operational expenses. We offer several deposit accounts, including demand deposit accounts, negotiable order of withdrawal accounts ("NOW" accounts), money market accounts, certificates of deposit, and various retirement accounts. During 2002 and 2003, we also obtained funds from customer repurchase agreements, which have been classified as other borrowings.

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

Lending Activities

We offer a wide range of loans to individuals and small businesses and other organizations that are located in, or conduct a substantial portion of their business in, our PSA. At December 31, 2003, our consolidated total loans were $99.6 million, or 68.4%, of our total consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

Our loan portfolio is concentrated in three major areas: real estate loans, commercial loans, and consumer and other loans. A majority of our loans are made on a secured basis. As of December 31, 2003, approximately 66% of our total loan portfolio consisted of loans secured by mortgages on real estate. Of the total loans secured by mortgages on real estate, approximately 45% are secured by nonfarm nonresidential properties and 26% are construction, land development, and other land loans, secured by real estate. The remaining 29% are secured by 1-4 and multifamily residential properties.

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

Our commercial and agricultural loans include loans to individuals and small-to-medium-sized businesses located primarily in Duval and St. Johns Counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment, or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants. Other commercial loans with terms or amortization schedules of longer than one year will normally be made at interest rates which vary with the prime lending rate and will become payable in full in three to five years. Commercial loans not secured by real estate amounted to approximately 27% of our total loan portfolio as of December 31, 2003.

Our consumer loans and other loans consist primarily of loans to individuals for various consumer purposes, but include some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers; however, consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on an amortization schedule of up to five years. Consumer and other loans represent approximately 7% of our total loan portfolio at December 31, 2003.

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

Deposit Activities

Deposits are our major source of funds for loans and other investment activities. In 2003, our regular savings, demand, NOW and money market deposit accounts comprised approximately 61% of our consolidated total deposits. Approximately 24% of our consolidated deposits at December 31, 2003, were certificates of deposit (or time deposits) of less than $100,000. Time deposits of $100,000 and over made up approximately 15% of our consolidated total deposits at

December 31, 2003. Generally, our goal is to maintain the rates paid on our deposits at a competitive level. We do not currently accept brokered deposits.

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

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for loan losses except for certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2003, Oceanside's Tier 1 and total risk-based capital ratios were 9.42% and 10.46%, respectively.

Bank holding companies and banks are also required to maintain capital at a minimum level based on average total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2003, Oceanside's leverage ratio was 8.12%.

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

As of December 31, 2003, Oceanside met the capital requirements of a "well capitalized" institution.

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

Dividend Restrictions. In addition to dividend restrictions placed on Oceanside by the FDIC based on Oceanside's minimum capital requirements, the Florida Financial Institutions Code prohibits the declaration of dividends in certain circumstances. Section 658.37, Florida Statutes, prohibits the declaration of any dividend until a bank has charged off bad debts, depreciation, and other worthless assets, and has made provision for reasonably-anticipated future losses on loans and other assets. Such dividend is limited to the aggregate of the net profits of the dividend period combined with a bank's retained net profits of the preceding two years. A bank may declare a dividend from retained net profits accruing prior to the preceding two years with the approval of the Department. However, a bank will be required, prior to the declaration of a dividend on its common stock, to carry 20% of its net profits for such preceding period as is covered by the dividend to its surplus fund, until the surplus fund equals at least the amount of the bank's common and preferred stock then issued and outstanding. In no event may a bank declare a dividend at any time in which its net income from the current year, combined with the retained net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Department or the FDIC. We currently do not intend to pay a cash dividend. Instead, we are using our earnings to support our growth.

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

Corporate Governance. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), which became law on July 30, 2002, added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting.

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

The Sarbanes-Oxley Act contains provisions which became effective upon enactment on July 30, 2002 and provisions that become effective over varying periods. The SEC has been delegated the task of enacting rules to implement various provisions. In addition, each of the national stock exchanges has adopted new corporate governance rules, including rules strengthening director independence requirements for boards, the adoption of corporate governance codes and charters for the nominating, corporate governance and audit committees.

USA Patriot Act. As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "Act"). The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

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

Recent Regulatory Developments

Possible authority for financial holding companies to engage in real estate brokerage and property management services remained under consideration by federal banking regulators at the end of 2003. However, renewal of a statutory moratorium on implementation of regulations granting such authority passed one house of Congress and was pending in the other house at the end of the year. It is not possible at present to assess the likelihood of ultimate adoption of final regulations.

Changes in the federal deposit insurance program were recommended during 2003 by the FDIC and in the federal budget. A deposit insurance reform bill that would, among other things, merge the BIF and the SAIF, increase and index deposit insurance coverage, give the FDIC flexibility in setting premium assessments, and replace a fixed deposit reserve ratio with a reserve range, was passed by the House of Representatives in April 2003, but no action on the subject was taken by the Senate during the remainder of the year. It is not possible to predict if deposit insurance reform legislation will be enacted, or if enacted, what its effect will be on our banking subsidiary.

Federal banking regulators continued their preparations for the expected issuance in mid-2004 by the Basel Committee on Banking Supervision of final "Basel II" regulatory capital guidelines, which would mandate changes for large banks in the way in which their risk-based capital requirements are calculated. The guidelines are widely believed to likely permit significant reductions in levels of required capital for such banks. It is uncertain at the present time if our banking subsidiary or the Holding Company will be either required or permitted to make changes in its regulatory capital structure in accordance with Basel II guidelines.

The foregoing is a general description of certain provisions of federal and state law and does not purport to be complete. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures, and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on us cannot be determined at this time.

Primary Service Area

Our PSA encompasses the easternmost portion of Duval County, Florida, and the northeastern-most portion of St. Johns County, Florida, and is bounded by the St. Johns River to the north, then west to St. Johns Bluff Road (which is the westernmost boundary), then south to J. Turner Butler Boulevard. Our PSA then continues eastward along J. Turner Butler Boulevard. At the Intercoastal Waterway, our PSA runs south to State Road 210 in northern St. Johns County.

Our PSA includes the communities and municipalities of Ponte Vedra Beach, Jacksonville Beach, Atlantic Beach, and Neptune Beach, Florida, and the West Beaches and East Arlington areas of the City of Jacksonville, as well as the community of Mayport (the home of the Mayport U.S. Naval Air Station). Duval and St. Johns Counties enjoy an abundant and educated work force, attractive business environment, favorable cost-of-living comparisons to other metropolitan areas in the United States, and a good relationship between the private and public sectors.

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

Common Stock

We have 10,000,000 shares of our $0.01 par value common stock authorized. As of February 29, 2004, there were 1,247,516 shares outstanding. Holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Upon liquidation, dissolution, or winding-up, holders of our common stock are entitled to receive pro rata all assets remaining legally available for distribution to shareholders. The holders of common stock have no right to cumulate their votes in the election of directors. The common stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All of the outstanding shares of common stock are fully paid and non-assessable.

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

Employees

At December 31, 2003, we had approximately 45 full-time employees and 5 part-time employees. During 2003, we averaged 44 full-time equivalent employees as compared with 42 in 2002, an increase of approximately 5%. With the opening of our Kernan Boulevard branch in the fourth quarter of 2003, our staffing levels increased to 47 full-time equivalents at December 31, 2003. No significant changes in the number of our full-time employees are currently anticipated. Because we believe that one of the primary deficiencies of large regional banks is the constant turnover of personnel and therefore the lack of continuing personal relationships with local customers, our goal is to maintain a competently trained staff of local bankers who have settled in the community on a permanent basis. To maintain a skilled and knowledgeable staff, we allocate funds for continuing on-the-job and educational training, and employees are encouraged to enroll in various banking courses and other seminars to improve their overall knowledge of the banking business.

The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

ITEM 2. DESCRIPTION OF PROPERTIES.

On October 29, 1996, Oceanside purchased from an unaffiliated entity the two-story, 3,100 square-foot building at 1315 South Third Street, Jacksonville Beach, Florida, as our main office ("Main Office"). The Main Office includes three inside teller stations, four drive-up teller windows, an automated teller machine, and on-site parking. The Main Office is a former Barnett Bank branch office. Oceanside purchased the real property for $850,000 and used a portion of the proceeds of the initial offering of Atlantic's common stock to add 2,200 square feet to the facility. Oceanside originally acquired the Main Office with funds drawn on a line of credit with Columbus Bank and Trust Company, which was repaid out of the proceeds of Atlantic's initial offering. Improvements totaling approximately $341,000 have been made through December 31, 2003.

On June 3, 1998, Oceanside purchased from SouthTrust Bank, N.A., a 1,968 square foot building and real estate located at 560 Atlantic Boulevard, Neptune Beach, Florida. This facility was formerly a branch office of SouthTrust Bank, N.A. Oceanside purchased this building for $427,000 and spent $103,000 on renovations and upgrades. This facility includes two offices, three inside teller windows, general lobby space, three drive-up teller windows, an ATM, and on-site parking. There is no outstanding mortgage loan on this property.

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

On September 27, 2000, Oceanside executed a lease for our third banking location, which opened in the third quarter of 2001. This branch is located at 13799 Beach Boulevard, Jacksonville, Florida. The lease, which commenced upon execution, covers approximately 9,000 square feet. In addition to the branch, other operations of Atlantic and Oceanside were relocated to this facility. Rent commenced in May 2002, which was one year from the date of completion of the landlord's work, and expires ten years thereafter, with two five-year renewal options. No rent was paid in the first year after completion of the landlord's work. Annual rent in years two through ten will be $156,000 (subject to inflation adjustments). Building improvements totaled $859,000.

On August 22, 2002, Oceanside executed a lease for our newest branch location, which opened December 15, 2003. This branch is located at the intersection of Kernan and Atlantic Boulevards, at 1790 Kernan Boulevard, Jacksonville, Florida. The lease covers approximately 42,000 square feet of land, with the square footage of the building at approximately 3,200 square feet at a cost of approximately $1,345,000 for building improvements. Rent commenced in September 2003. The lease is for twenty years with two ten-year renewal options. Annual rent in years two through twenty will be $75,000 (subject to inflation adjustments).

We believe all of our facilities are in good condition and well-maintained.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of Atlantic's security holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to October 28, 1999, the shares of Atlantic common stock were not actively traded, and such trading activity, as it occurred, took place in privately negotiated transactions. On October 28, 1999, Atlantic's common stock was approved for quotation on the Over-the-Counter Bulletin Board and on August 29, 2003, Atlantic common stock commenced its listing on the NASDAQ SmallCap Market under the symbol "ATBC." During 2003 and 2002, the reported periodic high and low quotes during each quarter follow:

                       2003                                    2002
       -------------------------------------   -------------------------------------
       4th Qtr   3rd Qtr   2nd Qtr   1st Qtr   4th Qtr   3rd Qtr   2nd Qtr   1st Qtr
       -------   -------   -------   -------   -------   -------   -------   -------
High   $ 18.50   $ 19.00   $ 35.00   $ 15.10   $ 13.50   $ 13.35   $ 13.50   $ 12.60
Low    $ 16.93   $ 16.02   $ 14.25   $ 13.00   $ 12.50   $ 12.25   $ 12.25   $ 11.95

Please note that information above represents offers made to buy our stock and may not represent actual transactions or sales. The source of data used to prepare the above chart was taken from historical prices provided by Commodity Systems, Inc.

Dividends

As of February 29, 2004, there were approximately 650 holders of record of our common stock. We anticipate that for the foreseeable future, earnings will be retained for business development and growth. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the board of directors and will depend on, among other things, future earnings, capital requirements, and our general financial and business condition.

Furthermore, the ability to pay dividends to our stockholders depends primarily on dividends received from our banking subsidiary, Oceanside. Oceanside's ability to pay dividends is limited by federal and state banking regulations based upon Oceanside's profitability and other factors. At December 31, 2003, retained earnings of Oceanside totaling approximately $539,000 were available to pay dividends to the Holding Company in order to maintain Oceanside's current regulatory capital classification.

ITEM 6. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS.

Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding our financial condition and results of operations for the periods ended, December 31, 2003 and 2002. This discussion should be read in conjunction with the financial statements and related footnotes presented elsewhere herein.

Selected Financial Data (dollars and shares in thousands, except per share data)

                                                                                   At or for the
                                                                              Period Ended December 31,
                                                             --------------------------------------------------------
                                                               2003        2002        2001        2000        1999
                                                             --------    --------    --------    --------    --------
Statements of Operations Data:
     Total interest income                                   $  6,837    $  6,331    $  6,082    $  5,277    $  3,704
     Total interest expense                                     1,790       1,894       2,558       2,217       1,210
     Net interest income before provision for loan losses       5,047       4,437       3,524       3,060       2,494
     Provision for loan losses                                    319         196         108          --         221
     Net interest income after provision for loan losses        4,728       4,241       3,416       3,060       2,273
     Noninterest income                                           880         916         826         547         362
     Noninterest expense                                        4,158       4,010       3,379       2,929       2,167
     Cumulative effect of a change in accounting principle         --          --          --          --         (59)
     Income tax provision (benefit)                               463         294         226         226         (90)
     Net income                                                   987         853         637         452         499

Statements of Financial Condition Data:
     Total assets                                            $145,571    $112,251    $ 83,901    $ 74,375    $ 54,161
     Earning assets                                           124,668     101,900      74,408      64,319      47,144
     Investment securities                                     22,976      16,988      12,237       7,344       5,938
     Loans, net (before allowance for loan losses)             99,482      79,107      61,604      49,983      40,935
     Allowance for loan losses                                  1,220         970         766         682         738
     Deposit accounts                                         113,378      83,524      73,493      65,002      43,889
     Stockholders' equity                                      12,920      12,154       6,967       6,020       5,404

Share Data:
     Earnings per share (1)
         Basic                                               $   0.79    $   0.87    $   0.87    $   0.63    $   0.70
         Fully diluted                                       $   0.79    $   0.83    $   0.70    $   0.56    $   0.62
     Book value per share (period end) (1)                   $  10.36    $   9.74    $  11.08    $   7.49    $   6.73
     Common shares outstanding (period end) (1)                 1,248       1,248         837         805         803
     Weighted average shares outstanding (1)
         Basic                                                  1,248         980         728         715         714
         Fully diluted                                          1,248       1,025         906         803         803

Performance Ratios:
     Return on average assets                                    0.78%       0.86%       0.79%       0.70%       1.06%
     Return on average equity                                    7.80        8.93        9.77        8.18        9.83
     Interest-rate spread during the period                      4.05        4.61        4.28        4.31        5.03
     Net interest margin                                         4.46        5.09        5.06        5.34        5.96
     Noninterest expenses to average assets                      3.28        4.02        4.20        4.56        4.59

Asset Quality Ratios:
     Allowance for loan losses to period end loans               1.23%       1.23%       1.24%       1.36%       1.80%
     Net charge-offs to average loans                            0.08       -0.01        0.04        0.12        0.01
     Nonperforming assets to period end loans                    0.04        0.01        0.03          --          --
     Nonperforming assets to period end total assets             0.03        0.01        0.03          --          --

Capital and Liquidity Ratios (Oceanside):
     Average equity to average assets (Consolidated)             9.98%       9.58%       8.11%       8.59%      10.75%
     Leverage (Oceanside)                                        8.12        9.00        8.67        8.83       11.09
     Risk-based capital (Oceanside):
         Tier 1                                                  9.42        9.67        9.75       10.48       12.54
         Total                                                  10.46       10.73       10.83       11.64       13.79
     Average loans to average deposits (Consolidated)           89.22       88.53       79.82       83.16       80.92

         (1) Adjusted for stock dividend in 2003.

General

As of December 31, 2003, we had grown to approximately $145.6 million in total assets, $99.6 million in total loans, $113.4 million in deposits, and $12.9 million in stockholders' equity.

How We Earn Income. As stated elsewhere herein, our results of operations are primarily dependent upon the results of operations of Oceanside. Oceanside conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). Profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Oceanside's interest-rate spread which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, Oceanside's profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts and mortgage banking operations. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, data processing costs, and other operating expenses.

Critical Accounting Policies and Use of Significant Estimates. Our consolidated financial statements include the accounts of the Holding Company and our banking subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform with accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Regulatory Environment. We are subject to regulations of certain federal and state agencies and, accordingly, it is periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, our business is particularly susceptible to being affected by federal legislation and regulations.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

The determination of the adequacy of the allowance for loan losses is based on estimates that may be affected by significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

Our loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although we have a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local, state, and national economic conditions.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require our banking subsidiary to recognize additional losses based on their judgments about information available to them at the time of their examination.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Interest Rate Risk. Our asset base is exposed to risk including the risk resulting from changes in interest rates and changes in the timing of cash flows. Management monitors the effect of such risks by considering the mismatch of the maturities of its assets and liabilities in the current interest rate environment and the sensitivity of assets and liabilities to changes in interest rates. We have considered the effect of significant increases and decreases in interest rates and believe such changes, if they occurred, would be manageable and would not affect our ability to hold assets as planned. However, we are exposed to significant market risk in the event of significant and prolonged interest rate changes.

                              Results of Operations

Net Income

Net income in 2003 was $987,000 versus $853,000 in 2002, an increase of $134,000, or 15.7%. The primary reasons for the change in net income in 2003 over 2002 were as follows:

o Our income from average earning assets grew at an 8% pace as a result of increases in average earning assets of 29%, partially offset by the declining rate environment throughout 2003.

o The declining rate environment in 2003 was most pronounced on our cost of funds, which declined to 1.96% from 2.60%. All types of interest-bearing liabilities showed significant declines in the average yields, with an overall decline in interest expense of $104,000, or 5.5%, based on average balances in 2003.

Table 1.1 - Rate/Volume Analysis (dollars in thousands):

                                                                    Years Ended December 31,
                                                                  ----------------------------
                                                            2003                                2002
                                              ---------------------------------    -------------------------------
                                                          Interest    Average                 Interest    Average
                                              Average        and       Yield/      Average       and       Yield/
                                              Balance     Dividends     Rate       Balance    Dividends     Rate
                                              --------    ---------   ---------    --------   ---------   --------
Earning assets
     Loans (1)                                $ 88,922    $   6,087        6.85%   $ 70,845   $   5,566       7.86%
     Investment securities and deposits (2)     21,915          695        3.72      14,335         696       5.69
     Other interest-earning assets (3)           4,904           55        1.12       4,303          69       1.60
                                              --------    ---------                --------   ---------

         Total interest-earning assets (2)     115,741        6,837        6.01%     89,483       6,331       7.21%
                                                          ---------                           ---------

Noninterest-earning assets                      11,065                               10,265
                                              --------                             --------

         Total assets                         $126,806                             $ 99,748
                                              ========                             ========

Interest-bearing liabilities
     Demand deposits                          $ 30,940          368        1.19%   $ 27,028         455       1.68%
     Savings                                     4,723           36        0.76       3,509          60       1.71
     Certificates of deposit                    41,814        1,103        2.64      32,190       1,148       3.57
     Other borrowings                           13,959          283        2.03      10,164         231       2.27
                                              --------    ---------                --------   ---------

         Total interest-bearing liabilities     91,436        1,790        1.96%     72,891       1,894       2.60%
                                                          ---------                           ---------

Noninterest-bearing liabilities                 22,717                               17,300
Stockholders' equity                            12,653                                9,557
                                              --------                             --------

         Total liabilities and
           stockholders' equity               $126,806                             $ 99,748
                                              ========                             ========

Net interest income                                        $  5,047                            $  4,437
                                                           ========                            ========

Interest-rate spread (4)                                                   4.05%                              4.61%
                                                                       ========                           ========

Net interest margin (5) (2)                                                4.46%                              5.09%
                                                                       ========                           ========

Ratio of average interest-earning assets
  to average interest-bearing liabilities       126.58%                              122.76%
                                              ========                             ========

----------
(1) Average loan balances include nonaccrual loans. Interest income on nonaccrual loans has been included. Average loans are net of deferred fees.

(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6%.

(3)   Includes federal funds sold.

(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5) Net interest margin is net interest income divided by average interest-earning assets.

Table 1.2 - Rate/Volume Analysis (dollars in thousands):

                                                       Year Ended December 31,
                                                           2003 vs. 2002
                                                     Increase (Decrease) Due to
                                              ---------------------------------------
                                                                    Rate/
                                               Rate      Volume    Volume      Total
                                              -------    -------   -------    -------
Interest-earning assets:
     Loans, net                               $  (716)   $ 1,420   $  (183)   $   521
     Investment securities and other stock       (283)       431      (149)        (1)
     Other interest-earning assets                (21)        10        (3)       (14)
                                              -------    -------   -------    -------

         Total interest-earning assets         (1,020)     1,861      (335)       506
                                              -------    -------   -------    -------

Interest-bearing liabilities:
     Demand deposits                             (135)        66       (18)       (87)
     Savings                                      (32)        21       (13)       (24)
     Certificates of deposit                     (298)       343       (90)       (45)
     Other borrowings                             (26)        86        (8)        52
                                              -------    -------   -------    -------

         Total interest-bearing liabilities      (491)       516      (129)      (104)
                                              -------    -------   -------    -------

Net interest income                           $  (529)   $ 1,345   $  (206)   $   610
                                              =======    =======   =======    =======

                                                       Year Ended December 31,
                                                           2002 vs. 2001
                                                     Increase (Decrease) Due to
                                              ---------------------------------------
                                                                    Rate/
                                               Rate      Volume    Volume      Total
                                              -------    -------   -------    -------
Interest-earning assets:
     Loans, net                               $  (811)   $ 1,368   $  (212)   $   345
     Investment securities and other stock       (110)       218       (39)        69
     Other interest-earning assets               (150)       (42)       27       (165)
                                              -------    -------   -------    -------

         Total interest-earning assets         (1,071)     1,544      (224)       249
                                              -------    -------   -------    -------

Interest-bearing liabilities:
     Demand deposits                             (192)        60       (18)      (150)
     Savings                                       (9)        43       (12)        22
     Certificates of deposit                     (588)       141       (49)      (496)
     Other borrowings                            (147)       447      (340)       (40)
                                              -------    -------   -------    -------

         Total interest-bearing liabilities      (936)       691      (419)      (664)
                                              -------    -------   -------    -------

Net interest income                           $  (135)   $   853   $   195    $   913
                                              =======    =======   =======    =======

Table 2.1 - Weighted Average Yield or Rate:

                                            For the Year Ended December 31,
                                            -------------------------------
                                                 2003             2002
                                                 ----             ----

Interest-earning assets:
         Loans, net                              6.85%            7.86%
         Investment securities                   3.72             5.69
         Other interest-earning assets           1.12             1.60
         All interest-earning assets             6.01             7.21
Interest-bearing liabilities:
         NOW deposits                            0.33             0.60
         Money market deposits                   1.53             2.00
         Savings                                 0.76             1.71
         Certificates of deposit                 2.64             3.57
         Other borrowings                        2.03             2.27
         All interest-bearing liabilities        1.96             2.60
Interest-rate spread                             4.05             4.61
Net interest margin                              4.46             5.09

Comparison of Years Ended December 31, 2003 and 2002

Net Interest Income

Net interest income which is our primary source of operating income, and is the difference between interest earned on loans and securities and interest paid on deposits and other funding sources. The factors that influence net interest income include changes in interest rates and changes in the volume and mix of assets and liability balances.

Net interest income was $5,047,000 and $4,437,000 for 2003 and 2002, respectively, an increase of 13.7% from 2002 to 2003, which was due to the increase in average earning assets of 29.3% and the favorable impact from declining interest rates on cost of funds. The average balances, interest income and expense, and the average rates earned and paid for assets and liabilities are found in the preceding Tables 1.1 and 2.1.

During 2003 and 2002, the average yield (on a tax-equivalent basis) on earning assets was 6.01% and 7.21%, respectively, while the average cost of funds was 1.96% in 2003 and 2.60% in 2002. Our net interest margin declined from 5.09% in 2002 to 4.46% in 2003, reflecting trends in interest rates earned versus rates paid, which had an unfavorable inpact of 63 basis points. Declines in the mix of average loans to total average earning assets (76.8% in 2003 and 79.2% in 2002) and shifts in interest-bearing demand deposits and other borrowings as shown in the following Table 2.2 also contributed to a lower net interest margin.

For 2003, the average loan-to-interest-bearing deposit ratio increased to 114.8% from 112.9% in 2002, which reflects the shift in the mix of average earning assets and interest-bearing deposits as follows:

Table 2.2 - Change in Deposit Mix (dollars in thousands):

                                                             At December 31,
                                               ------------------------------------------
                                                      2003                   2002
                                               -------------------    -------------------
                                                          Percent                Percent
                                               Average      to        Average      to
                                               Balance     Total      Balance     Total
                                               --------   --------    --------   --------
Interest-earning assets:
     Loans, net                                $ 88,922       76.8%   $ 70,845       79.2%
     Investment securities                       21,915       18.9%     14,335       16.0%
     Other                                        4,904        4.3%      4,303        4.8%
                                               --------   --------    --------   --------

         Total interest-earning assets         $115,741      100.0%   $ 89,483      100.0%
                                               ========   ========    ========   ========

Interest-bearing deposits:
     Demand deposits                           $ 30,940       27.1%   $ 27,028       29.9%
     Savings                                      4,723        4.1%      3,509        3.9%
     Certificates of deposit                     41,814       36.7%     32,190       35.7%
                                               --------   --------    --------   --------

         Total interest-bearing deposits         77,477       67.9%     62,727       69.5%

Noninterest-bearing deposits                     22,717       19.9%     17,300       19.2%
                                               --------   --------    --------   --------

         Total deposits                        $100,194       87.8%   $ 80,027       88.7%
                                               ========               ========

Other borrowings                               $ 13,959       12.2%   $ 10,164       11.3%
                                               ========   --------    ========   --------

         Total deposits and other borrowings   $114,153      100.0%   $ 90,191      100.0%
                                               ========   ========    ========   ========

Other borrowings increased from an average of $10,164,000 in 2002 to $13,959,000 in 2003, reflecting the growth in customer repurchase agreements. Consistent with downward trends in interest rates, the cost of funds for other borrowings declined from 2.27% in 2002 to 2.03% in 2003. Customer repurchase agreements averaged $11.3 million in 2003 and $7.4 million in 2002. Interest paid on customer repurchase agreements totaled $136,000 in 2003 and $76,000 in 2002, an average cost of funds of 1.21% and 1.00%, respectively.

Provision for Loan Losses

A provision for loan losses of $319,000 was recorded in 2003, which reflects management's assessment of the needed level of the allowance for loan losses. The increase in the provision for loan losses in 2003 over the 2002 level of $196,000 reflects the growth in average loans of 25.5% and the increase in net charge-offs experienced during 2003. Net charge-offs in 2003 were $69,000 as compared with net recoveries of $8,000 in 2002, a swing of $77,000.

Noninterest Income

Noninterest income declined $36,000, or 3.9%, to $880,000 in 2003 from $916,000 in 2002. A summary of changes follows:

o Service charges on deposit accounts grew at a pace of 4.7%, which is consistent with the growth in the number of deposit accounts of approximately 7% from year end 2002 to 2003.

o Mortgage banking fees declined $30,000, or 14.1%, as mortgage loan originations slowed from $20.9 million in 2002 to $15.9 million in 2003, a decline of approximately 24%. The recent slowdown reflects the stabilization of new home sales and interest rates, and the decreased demand for refinancing of mortgages.

o Other income declined $30,000, or 16.0%, due principally to lower earning rates used for increases in cash values for life insurance policies funding the indexed retirement plans for certain officers and directors, which resulted in $21,000 less income in 2003. Also, we recorded a gain of $16,000 on the sale of the former operations building in 2002.

Noninterest Expenses

Total noninterest expenses increased to $4,158,000 in 2003 compared to $4,010,000 for 2002. This increase of $148,000, or 3.7%, reflects higher expenses due to growth in our operations. The more significant increases during 2003 follow:

o Salaries and employee benefits grew 8% reflecting the increase in the average number of full-time equivalent employees of approximately 4.8% and increases of $52,000 in group and workers compensation insurance.

o Expenses of bank premises and fixed assets and other operating expenses declined slightly in 2003.

o Higher costs for corporate governance, including professional fees and audit costs, increased $40,000, or 19%. Pension expenses declined $87,000 in 2003 (in 2002, pension expenses were based on preliminary estimates that were refined in 2003). Other expenses were generally consistent between years.

Loans Receivable

Average loans receivable were $88,922,000 for the year 2003 as compared to $70,845,000 for 2002, an increase of 25.5%. Management believes the growth in loans was directly attributable to the growth in our branch network, community acceptance, the reputations of our lending team, and favorable economic conditions in the market area. Table 3 below provides an analysis of our loan distribution at the end of 2003 and 2002. Loans that are secured by real estate include residential and nonresidential mortgages, and home equity loans to individuals.

Table 3 - Loan Portfolio (dollars in thousands):

                                               For the Year
                                            Ended December 31,
                                           --------------------
                                             2003        2002
                                           --------    --------

Real estate loans                          $ 66,125    $ 50,580
Commercial                                   26,812      21,519
Consumer and other loans                      6,622       7,105
                                           --------    --------
         Total loan portfolio                99,559      79,204
Less:
         Less, deferred fees                    (77)        (97)
         Less, allowance for loan losses     (1,220)       (970)
                                           --------    --------

              Loans, net                   $ 98,262    $ 78,137
                                           ========    ========

The following table shows the maturity of loans receivable.

Table 4.1 - Contractual Loan Maturities at December 31, 2003 (dollars in thousands):

                                                       1 Year   1 Through    After
                                                      or Less    5 Years    5 Years    Total
                                                      -------   ---------   -------   -------
Real estate loans                                     $ 5,185   $  16,549   $44,391   $66,125
Commercial and agricultural loans                       6,821       8,683    11,308    26,812
Consumer and other loans                                1,972       3,777       873     6,622
                                                      -------   ---------   -------   -------

        Total loan portfolio                          $13,978   $  29,009   $56,572   $99,559
                                                      =======   =========   =======   =======

Loans with maturities over one year:
        Fixed rate                                                                    $21,566
        Variable rate                                                                  64,015
                                                                                      -------

             Total maturities greater than one year                                   $85,581
                                                                                      =======

Table 4.2 - Loan Maturities or Next Repricing Date at December 31, 2003 (dollars in thousands):

      Three months or less                      $36,642
      Over three months through twelve months    11,658
      Over one year through three years          31,220
      Over three through five years              12,431
      Over five years                             7,608
                                                -------
                                                $99,559
                                                =======

Table 5 - Loans Originated and Repaid (dollars in thousands):

                                          Years Ended December 31,
                                          ------------------------
                                              2003        2002
                                            --------    --------

Originations:
        Real estate loans                   $ 30,769    $ 18,127
        Commercial and agricultural loans      7,981       9,083
        Consumer and other loans               2,172       3,731
                                            --------    --------
             Total                            40,922      30,941
Principal reductions                         (20,567)    (13,464)
                                            --------    --------

Increase in total loans                     $ 20,355    $ 17,477
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

At December 31, 2003 and 2002, loans past due for 30 days or more (but less than 89 days) totaled $176,000 and $47,000, respectively. At December 31, 2003, management had classified fourteen loans totaling approximately $1.1 million as substandard, as compared with ten substandard loans totaling $1.1 million at December 31, 2002.

At December 31, 2003, one loan totaling $1,000 was considered impaired or nonaccrual. At December 31, 2003, two loans totaling $15,000 were past due 90 days or more but was well-secured and in process of collection.

Allowance for Loan Losses

The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including but not limited to, current economic conditions, loan portfolio composition, prior credit loss experience, trends in portfolio volume, and management's estimation of future potential losses. Management believes that the allowance for loan losses is adequate. Table 6 is an analysis of the allowance for loan losses for 2003 and 2002.

Table 6 - Allowance for Loan Losses (dollars in thousands):

                                    2003        2002
                                  --------    --------

Balance, at beginning of period   $    970    $    766
Provision for loan losses              319         196
Loans charged off                      (73)        (50)
Recoveries                               4          58
                                  --------    --------

Balance, at end of period         $  1,220    $    970
                                  ========    ========

The specific allocations of the allowance for loan losses are based on management's evaluation of the risks inherent in the specific portfolios for the dates indicated. Amounts in a particular category may be used to absorb losses if another category allocation proves to be inadequate.

Table 7 reflects the allocations of the allowance for the years ended 2003 and 2002.

Table 7 - Allocation of Allowance for Loan Losses (dollars in thousands):

                                                      At December 31,
                                    --------------------------------------------------
                                              2003                       2002
                                    -----------------------    -----------------------
                                              % of Loans to              % of Loans to
                                    Amount     Total Loans     Amount     Total Loans
                                    ------    -------------    ------    -------------
Real estate loans                   $   43         66%         $   95         64%
Commercial and agricultural loans      375         27             172         27
Consumer and other loans                15          7              14          9
Unallocated                            787         --             689         --
                                    ------        ---          ------        ---

                                    $1,220        100%         $  970        100%
                                    ======        ===          ======        ===

Highly leveraged transactions generally include loans and commitments made in connection with recapitalizations, acquisitions, and leveraged buyouts, and result in the borrower's debt-to-total assets ratio exceeding 75%. At December 31, 2003 and 2002, there were no loans qualified as highly leveraged transactions. Loans restructured and in compliance with modified terms are commonly referred to as "troubled debt restructurings." At December 31, 2003 and 2002, we had no restructured loans.

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

Table 8.1 - Carrying Value of Investment Securities (dollars in thousands):

                                                        At December 31,
                                                      -------------------
                                                        2003       2002
                                                      --------   --------

Securities available-for-sale:
         Mortgage-backed securities (GNMA and FNMA)   $ 19,077   $ 13,084

Securities held-to-maturity:
         State, county, and municipal bonds              3,899      3,904
                                                      --------   --------

Balance, end of year                                  $ 22,976   $ 16,988
                                                      ========   ========

Table 8.2 - Investment Securities at Amortized Cost (dollars in thousands):

                                                       At December 31,
                                                     -------------------
                                                       2003       2002
                                                     --------   --------

Securities available-for-sale:
        Mortgage-backed securities (GNMA and FNMA)   $ 19,161   $ 12,814

Securities held-to-maturity:
         State, county, and municipal bonds             3,899      3,904
                                                     --------   --------

Balance, end of year                                 $ 23,060   $ 16,718
                                                     ========   ========

Tables 9.1 and 9.2 set forth the maturities (excluding principal paydowns on mortgage-backed securities) and the weighted average yields of securities by contractual maturities at December 31, 2003 and 2002.

Table 9.1 - Analysis of Investment Securities Available-for-Sale (dollars in thousands):

                                     Due in One          Due in Five           Due in Ten
                                    to Five Years        to Ten Years         Years or More            Total
                                  -----------------    -----------------    -----------------    -----------------
                                            Average              Average              Average              Average
                                  Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                                  -------   -------    -------   -------    -------   -------    -------   -------
At December 31, 2003:
     Mortgage-backed securities
         (GNMA and FNMA)          $12,566      3.08%   $ 1,881      4.27%   $ 4,630      4.78%   $19,077      3.61%
                                  =======              =======              =======              =======

At December 31, 2002:
     Mortgage-backed securities
         (GNMA and FNMA)          $ 3,486      3.75%   $ 3,812      4.11%   $ 5,786      5.73%   $13,084      4.73%
                                  =======              =======              =======              =======

Table 9.2 - Analysis of Investment Securities Held-to-Maturity (dollars in thousands):

                              Due in One          Due in Five           Due in Ten
                             to Five Years        to Ten Years         Years or More            Total
                           -----------------    -----------------    -----------------    -----------------
                                     Average              Average              Average              Average
                           Amount     Yield     Amount     Yield     Amount     Yield     Amount     Yield
                           -------   -------    -------   -------    -------   -------    -------   -------

At December 31, 2003:
     State, county, and
         municipal bonds   $    --      0.00%   $    --      0.00%   $ 3,899      5.10%   $ 3,899      5.10%
                           =======              =======              =======              =======

At December 31, 2002:
     State, county, and
         municipal bonds   $    --      0.00%   $    --      0.00%   $ 3,904      5.10%   $ 3,904      5.10%
                           =======              =======              =======              =======

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

The FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions' normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew, or rollover deposits at such rates without restriction, "adequately capitalized" depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and "undercapitalized" depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See "Description of Business/Supervision and Regulation." As of December 31, 2003, Oceanside met the definition of a "well capitalized" depository institution.

Our primary source of funds is deposit accounts that include both interest- and noninterest-bearing demand, savings, and time deposits under $100,000. At December 31, 2003 and 2002, these core deposits accounted for approximately 85% of all deposits. At December 31, 2003, time deposits under $100,000 accounted for approximately 29% of these core deposits as compared with money market deposits at 27% and noninterest-bearing demand deposits at 26%. This compares with 2002 levels of 31%, 30%, and 26%, respectively. At both December 31, 2003 and 2002, jumbo certificates of deposit (time deposits $100,000 and greater) represented approximately 15% of total deposits. At December 31, 2003 and 2002, time deposits outstanding in an individual amount of $100,000 or more totaled $16,671,000 and $12,854,000, respectively. The maturities of these deposits are reflected in Table 12 herein.

Interest-bearing demand accounts, consisting of NOW and money market accounts, averaged $30,940,000 for the year ended 2003 and $27,028,000 for the year ended 2002, or approximately 31% and 34% of average total deposits in 2003 and 2002, respectively.

Table 10 - Distribution of Deposit Accounts by Type (dollars in thousands):

                                                          At December 31,
                                            ------------------------------------------
                                                    2003                   2002
                                            -------------------    -------------------
                                              % of                   % of
                                             Amount    Deposits     Amount    Deposits
                                            --------   --------    --------   --------
Demand deposits                             $ 25,474      22.5%    $ 18,172      21.8%
NOW deposits                                  11,675      10.3        5,552       6.6
Money market deposits                         26,539      23.4       21,215      25.4
Savings deposits                               5,428       4.8        4,107       4.9
                                            --------     -----     --------     -----

        Subtotal                              69,116      61.0       49,046      58.7
                                            --------     -----     --------     -----

Certificates of deposit:
        1.00% - 1.99%                             98       0.1        3,500       4.2
        2.00% - 2.99%                         18,136      16.0       14,671      17.6
        3.00% - 3.99%                         19,169      16.9        9,131      10.9
        4.00% - 4.99%                          2,951       2.6        5,762       6.9
        5.00% - 5.99%                          3,362       3.0        1,244       1.5
        6.00% - 6.99%                            546       0.4          170       0.2
                                            --------     -----     --------     -----

        Total certificates of deposit (1)     44,262      39.0       34,478      41.3
                                            --------     -----     --------     -----

        Total deposits                      $113,378     100.0%    $ 83,524     100.0%
                                            ========     =====     ========     =====

----------
(1) Includes individual retirement accounts ("IRAs") totaling $2,218,000 and $2,007,000 in 2003 and 2002, respectively, all of which are in the form of certificates of deposit.

Table 11 - Average Deposits and Average Rates (dollars in thousands):

                                        At December 31,
                          ------------------------------------------
                                 2003                   2002
                          -------------------    -------------------
                          Average     Average    Average     Average
                          Balance      Rate      Balance      Rate
                          --------   --------    --------   --------

Demand, money market
    and NOW deposits      $ 53,657       0.69%   $ 44,328       1.03%
Savings deposits             4,723       0.76       3,509       1.71
Certificates of deposit     41,814       2.64      32,190       3.57
                          --------               --------

        Total deposits    $100,194       1.50%   $ 80,027       2.08%
                          ========               ========

Table 12 - Maturities of Time Deposits of $100,000 or more (dollars in thousands):

                                           At December 31,
                                         -------------------
                                           2003       2002
                                         --------   --------

Due in three months or less              $  6,923   $  3,450
Over three through twelve months            8,019      6,556
Over twelve months through three years      1,167      2,745
Over three years                              562        103
                                         --------   --------

                                         $ 16,671   $ 12,854
                                         ========   ========

Table 13 - Certificates of Deposits by Rate and Maturity Date (dollars in thousands):

                                                          Year Ending December 31,
                                      ---------------------------------------------------------------
                                        2004       2005       2006       2007       2008      Total
                                      --------   --------   --------   --------   --------   --------
At December 31, 2003:
     0.00% - 0.99%                    $     98   $     --   $     --   $     --   $     --   $     98
     1.00% - 1.99%                      17,532        599          5         --         --     18,136
     2.00% - 2.99%                      12,452      5,431      1,091         10        185     19,169
     3.00% - 3.99%                       1,233        283        198        752        485      2,951
     4.00% - 4.99%                       2,082         98         37        797        348      3,362
     5.00% - 5.99%                          12         26         --        508         --        546
                                      --------   --------   --------   --------   --------   --------

      Total certificates of deposit   $ 33,409   $  6,437   $  1,331   $  2,067   $  1,018   $ 44,262
                                      ========   ========   ========   ========   ========   ========

                                                          Year Ending December 31,
                                      ---------------------------------------------------------------
                                        2003       2004       2005       2006       2007      Total
                                      --------   --------   --------   --------   --------   --------
At December 31, 2002:
    1.00% - 1.99%                     $  3,500   $     --   $     --   $     --   $     --   $  3,500
    2.00% - 2.99%                       14,086        585         --         --         --     14,671
    3.00% - 3.99%                        7,575      1,187        335         --         34      9,131
    4.00% - 4.99%                        2,563      2,034        315         36        814      5,762
    5.00% - 5.99%                          706         12         26         --        500      1,244
    6.00% - 6.99%                          170         --         --         --         --        170
                                      --------   --------   --------   --------   --------   --------

      Total certificates of deposit   $ 28,600   $  3,818   $    676   $     36   $  1,348   $ 34,478
                                      ========   ========   ========   ========   ========   ========

Bank Liquidity and Capital Resources

Liquidity. Our principal source of funds comes from Oceanside's operations, including net increases in deposits, principal and interest payments on loans, and proceeds from sales and maturities of investment securities. We use our capital resources principally to fund existing and continuing loan commitments, purchase investment securities, and meet other contractual obligations.

Liquidity management involves meeting the funds flow requirements of customers who may either be depositors wanting to withdraw funds, or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets consist of vault cash, securities, and principal paydowns of other earning assets.

Our principal sources of asset liquidity are federal funds sold and the securities portfolio, including principal paydowns from mortgage-backed securities. In 2003 and 2002, principal paydowns from mortgage-backed securities totaled $8,851,000 and $3,828,000, respectively.

Other sources of funds are principal paydowns and maturities in the loan portfolio. The loan maturity schedule (Table 4) illustrates the maturities of loans receivable at December 31, 2003. We also have sources of liability liquidity that include core deposits as previously discussed and access to borrowed funds including overnight federal funds, lines of credit, and customer repurchase agreements. At December 31, 2003 and 2002, our liquidity ratio of liquid assets to transaction deposit accounts was 27.0% and 26.4%, respectively. Management believes that our liquidity is sufficient to meet our anticipated needs.

Table 14.1 - Contractual Commitments (dollars in thousands)

                                                        At December 31,
                                                      -------------------
                                                        2003       2002
                                                      --------   --------

Commitments to originate loans
     Residential real estate                          $  4,493   $  3,527
     Commercial real estate, construction, and land
       development secured by real estate                8,723      3,346
     Other unused commitments                            4,434      7,152
                                                      --------   --------
         Total commitments to originate loans           17,650     14,025
Financial standby letters of credit                      1,614      1,298
                                                      --------   --------
         Total contractual commitments                $ 19,264   $ 15,323
                                                      ========   ========

Table 14.2 - Contractual Obligations (dollars in thousands)

                                      1 Year   1 Through   Years 4     After
                                     or Less    3 Years     and 5     5 Years     Total
                                     --------   --------   --------   --------   --------
Deposits without a stated maturity   $ 69,116   $     --   $     --   $     --   $ 69,116
Certificates of deposit and
   other time deposits                 33,409      7,768      3,085         --     44,262
Short-term borrowings                  16,500         --         --         --     16,500
Federal Home Loan Bank advances            --      2,300         --         --      2,300
Operating leases                          231        462        462      1,464      2,619
                                     --------   --------   --------   --------   --------
     Total contractual obligations   $119,256   $ 10,530   $  3,547   $  1,464   $134,797
                                     ========   ========   ========   ========   ========

Other Borrowings

A summary follows (dollars in thousands):

                                December 31,
                            -------------------
                              2003       2002
                            --------   --------

Repurchase agreement        $ 16,500   $ 13,573
FHLB of Atlanta advances       2,300      2,300
Revolving lines of credit         --         --
                            --------   --------

                            $ 18,800   $ 15,873
                            ========   ========

FHLB of Atlanta Advances. Atlantic has obtained an advance from FHLB of $2,300,000 collateralized by Atlantic's FHLB capital stock and a blanket lien on eligible wholly-owned residential (1-4 units) first mortgage loans totaling approximately $3.1 million. This advance matures on November 17, 2005, and has a fixed interest rate at 6.05%.

Customer Repurchase Agreements. Atlantic has sold securities under an agreement to repurchase with a par value of $16,321,000 and a fair value of $16,501,000, which effectively collateralizes overnight borrowings totaling $16,500,000. The interest rate on this overnight borrowing was 1.25%.

Table 14.3 - Federal Funds Purchased and Customer Repurchase Agreements (dollars in thousands)

                                                             At December 31,
                                                          --------------------
                                                            2003        2002
                                                          --------    --------

Balance at year end                                       $ 16,500    $ 13,573
Weighted average interest rate at year end                    1.25%       1.25%
Maximum amount outstanding at month end during the year   $ 21,009    $ 15,753
Average amount outstanding during the year                $ 11,659    $  7,601
Weighted average interest rate during the year                1.22%       1.08%

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

We are also subject to leverage capital requirements. This requirement compares capital (using the definition of Tier I capital) to balance sheet assets and is intended to supplement the risk-based capital ratio in measuring capital adequacy. The guidelines set a minimum leverage ratio of 3% for depository institutions that are highly rated in terms of safety and soundness, and which are not experiencing or anticipating any significant growth. Other depository institutions are expected to maintain capital levels of at least 1% or 2% above the minimum. Oceanside's actual capital amounts, capital ratios, and leverage ratios at December 31, 2003 and 2002, are reflected in the table below.

Table 15.1 - Capital Ratios - Oceanside Only (dollars in thousands):

                                                        At December 31,
                                                     --------------------
                                                       2003        2002
                                                     --------    --------

Tier I capital
    Stockholders' equity                             $ 10,970    $  8,920
    Less, intangible assets                                --          --
                                                     --------    --------
                                                       10,970       8,920

Tier II capital
    Allowable portion of allowance for loan losses      1,220         970
                                                     --------    --------

Total risk-based capital                             $ 12,190    $  9,890
                                                     ========    ========

Total risk-weighted assets                           $116,505    $ 92,213
                                                     ========    ========

    Tier I risk-based capital ratio                      9.42%       9.67%
                                                     ========    ========

    Total risk-based capital ratio                      10.46%      10.73%
                                                     ========    ========

Average total assets for leverage capital purposes   $135,068    $ 99,119
                                                     ========    ========

    Tier 1 leverage ratio                                8.12%       9.00%
                                                     ========    ========

Note: Any unrealized appreciation and depreciation on securities available-for-sale was excluded from regulatory capital components of risk-based capital and leverage ratios.

During 2003 and 2002, the Holding Company used a portion of the proceeds from warrants exercised to provide additional capital to Oceanside totaling $1.0 million and $1.1 million, respectively. This amount has been eliminated in consolidation.

Table 15.2 - Capital Analysis:

                                                     At December 31,
                                                     ---------------
                                                     2003      2002
                                                     ----      ----

Average equity as a percentage of average assets     9.98%     9.58%
Equity to total assets at end of year                8.88     10.83
Return on average equity                             7.80      8.93
Return on average assets                             0.78      0.86
Noninterest expenses to average assets               3.28      4.02

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
                                                                    =======

Stockholders' equity is adjusted for the effect of unrealized appreciation or depreciation, net of tax, on securities classified as available-for-sale. As of December 31, 2003, stockholders' equity increased $760,000 from December 31, 2002, as a result of the net income of $987,000, a decrease of $220,000 in unrealized holding gains (losses) on available-for-sale securities, and a $1,000 reduction for the 2003 stock dividend. The return on average equity for the years ended December 31, 2003 and 2002, totaled 7.80% and 8.93%, respectively. The decline in return on average equity is attributable primarily to the increase in capital from the warrant proceeds.

On May 20, 2003, Atlantic's Board of Directors declared a stock dividend payable at a rate of 20% of shares issued and outstanding to stockholders of record May 30, 2003, payable on or before June 16, 2003. Cash in lieu of fractional shares was paid at the rate of $15.10 per share, which was the estimated fair market value at that time. The total cash paid in lieu of fractional shares was less than $200.

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

Table 16 - Interest Rate Sensitivity at December 31, 2003 (dollars in thousands):

                                               Under      3 to 12                        Over
                                            3 Months       Months    1 - 5 Years      5 Years         Total
                                           ---------    ---------    -----------    ---------     ---------
Federal funds sold                         $   1,878    $      --    $        --    $      --     $   1,878
Interest-bearing deposits in other banks           7           --             --           --             7
Loans(1)                                      36,642       11,658         43,651        7,608        99,559
Securities(2)                                     79          153         14,266        8,478        22,976
                                           ---------    ---------    -----------    ---------     ---------

Total rate-sensitive assets                $  38,606    $  11,811    $    57,917    $  16,086     $ 124,420
                                           =========    =========    ===========    =========     =========

Money market and NOW accounts(2)           $  26,539    $      --    $        --    $  11,675     $  38,214
Savings accounts (2)                              --           --             --        5,428         5,428
Certificates of deposit (2)                   14,400       19,009          7,768        3,085        44,262
                                           ---------    ---------    -----------    ---------     ---------

Total rate-sensitive liabilities           $  40,939    $  19,009    $     7,768    $  20,188     $  87,904
                                           =========    =========    ===========    =========     =========

Gap (repricing differences)                $  (2,333)   $  (7,198)   $    50,149    $  (4,102)    $  36,516
                                           =========    =========    ===========    =========     =========

Cumulative Gap                             $  (2,333)   $  (9,531)   $    40,618    $  36,516
                                           =========    =========    ===========    =========

Cumulative Gap/total assets                    -1.60%       -6.55%         27.90%       25.08%
                                           =========    =========    ===========    =========

Total assets                                                                                      $ 145,571
                                                                                                  =========

----------
(1) In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans were scheduled according to their contractual maturities. Nonaccrual loans are excluded if material.

(2) Excludes noninterest-bearing deposit accounts. Money market deposits were regarded as maturing immediately, and other core deposits were assumed to mature in the over 5-year category. All other time deposits were scheduled through the maturity or repricing dates. Investments were scheduled through their contractual, repricing, or principal payment dates. Certain mortgage-backed investments with varying maturities over three years were included in the 1-5 year category.

Recent Accounting Pronouncements Impacting Future Periods

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities , which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. Atlantic will be required to apply FIN 46R to all entities subject to this Interpretation no later than the end of the first reporting period that ends after December 15, 2004. This interpretation must be applied to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

For any variable interest entities (VIEs) that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The application of this Interpretation is not expected to have a material effect on our consolidated financial statements.

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 includes loans acquired in purchase business combinations, but does not apply to loans originated by the entity. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, although earlier adoption is encouraged. The adoption of this new statement of position is not expected to have a material impact on our consolidated financial position or results of operations.

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

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have audited the consolidated statements of financial condition of Atlantic BancGroup, Inc. and Subsidiary ("Atlantic") as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders' equity, for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of Atlantic's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic as of December 31, 2003 and 2002, and the results of its consolidated operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stevens, Powell & Company, P.A.

STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
January 30, 2004

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    December 31,
                                                                            ----------------------------
                                                                                2003            2002
                                                                            ------------    ------------
                                                                   (Dollars in Thousands, Except Per Share Data)
                                                 ASSETS
Cash and cash equivalents:
     Cash and due from banks                                                $     15,314    $      6,291
     Federal funds sold                                                            1,878           5,588
                                                                            ------------    ------------
         Total cash and cash equivalents                                          17,192          11,879
Securities available-for-sale                                                     19,077          13,084
Securities held-to-maturity (fair value of $4,197 in 2003 and
    $4,096 in 2002)                                                                3,899           3,904
Stock in FHLB and correspondent bank, at cost                                        332             217
Loans, net                                                                        98,262          78,137
Facilities                                                                         4,179           2,834
Accrued interest receivable                                                          476             430
Deferred income taxes                                                                601             327
Other assets                                                                       1,553           1,439
                                                                            ------------    ------------

         Total assets                                                       $    145,571    $    112,251
                                                                            ============    ============

                                              LIABILITIES

Deposits:
     Noninterest-bearing demand deposits                                    $     25,474    $     18,172
     Interest-bearing deposits                                                    11,675           5,552
     Money market deposits                                                        26,539          21,215
     Savings deposits                                                              5,428           4,107
     Time deposits, $100,000 and over                                             16,671          12,854
     Other time deposits                                                          27,591          21,624
                                                                            ------------    ------------

         Total deposits                                                          113,378          83,524

Other borrowings                                                                  18,800          15,873
Accrued interest payable on deposits                                                  66              71
Accounts payable and accrued liabilities                                             407             629
                                                                            ------------    ------------

         Total liabilities                                                       132,651         100,097
                                                                            ------------    ------------

Commitments and contingencies                                                         --              --
                                                                            ------------    ------------

                                          STOCKHOLDERS' EQUITY

Common stock, $0.01 par value, authorized 10,000,000 shares, issued
    and outstanding 1,247,516 shares in 2003 and 1,039,607 shares in 2002             12              10
Additional paid-in capital                                                        11,788           8,651
Retained earnings                                                                  1,172           3,325
Accumulated other comprehensive income:
     Net unrealized holding gains (losses) on securities                             (52)            168
                                                                            ------------    ------------

         Total stockholders' equity                                               12,920          12,154
                                                                            ------------    ------------

         Total liabilities and stockholders' equity                         $    145,571    $    112,251
                                                                            ============    ============

Book value per common share (1)                                             $      10.36    $       9.74
                                                                            ============    ============

Common shares outstanding (1)                                                  1,247,516       1,247,516
                                                                            ============    ============

(1)   2002 adjusted for stock dividend in 2003.

          See accompanying notes to consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                     December 31,
                                                                             ----------------------------
                                                                                 2003            2002
                                                                             ------------    ------------
                                                                    (Dollars in Thousands, Except Per Share Data)
INTEREST INCOME
     Interest and fees on loans                                              $      6,087    $      5,566
     Interest and dividend on investments and deposits                                695             696
     Interest on federal funds sold                                                    55              69
                                                                             ------------    ------------
         Total interest income                                                      6,837           6,331
                                                                             ------------    ------------

INTEREST EXPENSE
     Interest on deposits                                                           1,507           1,663
     Other                                                                            283             231
                                                                             ------------    ------------
         Total interest expense                                                     1,790           1,894
                                                                             ------------    ------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                                5,047           4,437

PROVISION FOR LOAN LOSSES                                                             319             196
                                                                             ------------    ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                 4,728           4,241
                                                                             ------------    ------------

NONINTEREST INCOME
     Service charges on deposit accounts                                              539             515
     Mortgage banking fees                                                            183             213
     Other income                                                                     158             188
                                                                             ------------    ------------
         Total noninterest income                                                     880             916
                                                                             ------------    ------------

NONINTEREST EXPENSES
     Salaries and employee benefits                                                 2,157           1,998
     Expenses of bank premises and fixed assets                                       690             699
     Other operating expenses                                                       1,311           1,313
                                                                             ------------    ------------
         Total noninterest expenses                                                 4,158           4,010
                                                                             ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                            1,450           1,147

PROVISION FOR INCOME TAXES                                                            463             294
                                                                             ------------    ------------

NET INCOME                                                                            987             853

OTHER COMPREHENSIVE INCOME, NET OF INCOME TAXES:
     Unrealized holding gains (losses) on securities arising during period           (220)            228
                                                                             ------------    ------------

COMPREHENSIVE INCOME                                                         $        767    $      1,081
                                                                             ============    ============

AVERAGE COMMON SHARES OUTSTANDING (1)
     Basic                                                                      1,247,516         980,278
                                                                             ============    ============
     Fully diluted                                                              1,247,516       1,024,807
                                                                             ============    ============

EARNINGS PER SHARE (1)
     Basic                                                                   $       0.79    $       0.87
                                                                             ============    ============
     Fully diluted                                                           $       0.79    $       0.83
                                                                             ============    ============

(1)   2002 adjusted for stock dividend in 2003.

          See accompanying notes to consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          December 31,
                                                                      --------------------
                                                                        2003        2002
                                                                      --------    --------
                                                                     (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                       $    987    $    853
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
         Provision for loan losses                                         319         196
         Depreciation and amortization                                     278         307
         Net premium amortization and discount accretion                   323          74
         Deferred income taxes                                            (121)        (70)
         Gain on sale of assets                                             --         (16)
         Increase in other assets                                         (278)        (90)
         (Increase) decrease in other liabilities                         (129)        172
                                                                      --------    --------

                  Net cash provided by operating activities              1,379       1,426
                                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available-for-sale:
         Purchases                                                     (15,516)     (8,287)
         Principal repayments mortgage-backed investment securities      8,851       3,828
     Purchases of FHLB stock                                              (115)        (31)
     Increase in loans                                                 (20,444)    (17,495)
     Proceeds from sale of assets                                           --         538
     Purchases of facilities                                            (1,623)       (427)
                                                                      --------    --------

                  Net cash used in investing activities                (28,847)    (21,874)
                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in deposits:
         Noninterest-bearing                                             7,302       3,640
         Interest-bearing                                               22,552       6,391
     Proceeds from other borrowings                                      2,927      13,573
     Repayments of other borrowings                                         --        (744)
     Proceeds from stock warrants exercised                                 --       4,105
                                                                      --------    --------

                  Net cash provided by financing activities             32,781      26,965
                                                                      --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                5,313       6,517

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          11,879       5,362
                                                                      --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 17,192    $ 11,879
                                                                      ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash received during the year for interest and dividends         $  6,791    $  6,295
                                                                      ========    ========
     Cash paid during the year for interest                           $  1,795    $  1,887
                                                                      ========    ========
     Cash paid during the year for income taxes                       $    928    $    285
                                                                      ========    ========

NONCASH TRANSACTIONS
     Net change in unrealized holding gains (losses) on securities
        available-for-sale, net of income taxes                       $   (220)   $    228
                                                                      ========    ========

          See accompanying notes to consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                             Net
                                                                                         Unrealized
                                          Common Stock        Additional                Holding Gains        Total
                                      ---------------------    Paid-in     Retained      (Losses) on     Stockholders'
                                        Shares     Amount      Capital     Earnings      Securities          Equity
                                      ---------   ---------   ----------   ---------    -------------    -------------
                                                                  (Dollars in Thousands)
Balance, December 31, 2001              629,040   $       6   $    4,550   $   2,471    $         (60)   $       6,967

Stock warrants exercised                410,567           4        4,101          --               --            4,105
Rounding                                     --          --           --           1               --                1
Comprehensive income:
     Net income                              --          --           --         853               --
     Net change in net unrealized
       holding losses on securities          --          --           --          --              228

       Total comprehensive income            --          --           --          --               --            1,081
                                      ---------   ---------   ----------   ---------    -------------    -------------

Balance, December 31, 2002            1,039,607          10        8,651       3,325              168           12,154

Stock dividend                          207,909           2        3,137      (3,140)              --               (1)
Comprehensive income:
     Net income                              --          --           --         987               --
     Net change in net unrealized
       holding gains on securities           --          --           --          --             (220)

       Total comprehensive income            --          --           --          --               --              767
                                      ---------   ---------   ----------   ---------    -------------    -------------

Balance, December 31, 2003            1,247,516   $      12   $   11,788   $   1,172    $         (52)   $      12,920
                                      =========   =========   ==========   =========    =============    =============

          See accompanying notes to consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

Competition - Oceanside, through four banking offices, provides a variety of banking services to individuals and businesses located primarily in East Duval and Northeast St. Johns Counties of Florida. Atlantic funds its loans primarily by offering time, savings and money market, and demand deposit accounts to both commercial enterprises and individuals. Atlantic competes with other banking and financial institutions in its primary markets. Commercial banks, savings banks, savings and loan associations, mortgage bankers and brokers, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance, mutual funds, insurance companies, and brokerage and investment banking firms, may be considered competitors of Atlantic with respect to one or more of the services it renders.

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

Oceanside is required by law or regulation to maintain cash reserves with the Federal Reserve Bank. The reserve balances at December 31, 2003 and 2002 were approximately $631,000 and $461,000, respectively.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

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

Equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in noninterest income. During 2003 and 2002, Atlantic did not engage in trading securities.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. As of December 31, 2003, no securities were determined to have other than a temporary decline in fair value below cost.

Atlantic does not purchase, sell, or utilize off-balance sheet derivative financial instruments or derivative commodity instruments.

Loans Held-for-Investment - Loans originated with the intent and ability to hold for the foreseeable future or until maturity or payoff are categorized as loans held-for-investment. These loans are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or capitalized costs.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

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

Loans Held-for-Sale - Residential loans held-for-sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements. Gains and losses resulting from sales of residential mortgage loans are recognized when Atlantic funds the loan and has a commitment from the purchaser. Atlantic had no significant loans held-for-sale as of December 31, 2003 or 2002. Loans originated for sale in 2003 and 2002 totaled $15.9 million and $20.9 million, respectively. The income from mortgage banking operations totaled $183,000 and $213,000 for 2003 and 2002, respectively.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

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

Computation of Per Share Earnings - Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the years ended December 31, 2003 and 2002, adjusted for the 20% stock dividend in 2003. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. During the year ended December 31, 2002, all warrants were either exercised or expired and Atlantic no longer has any dilutive warrants outstanding. For purposes of computing diluted EPS, the treasury stock method was used for 2003 and 2002. The following information was used in the computation of EPS on both a basic and diluted basis for the years ended December 31, 2003 and 2002 (dollars in thousands except per share data):

                                                             For the Year Ended December 31,
                                                                    2003       2002
                                                                    ----       ----
Basic EPS computation:
    Numerator - Net income                                        $    987   $    853
                                                                  ========   ========
    Denominator - Weighted average shares outstanding (rounded)      1,248        980
                                                                  ========   ========
    Basic EPS                                                     $   0.79   $   0.87
                                                                  ========   ========

Diluted EPS computation:
    Numerator - Net income                                        $    987   $    853
                                                                  ========   ========
    Denominator - Weighted average shares outstanding (rounded)      1,248      1,025
                                                                  ========   ========
    Diluted EPS                                                   $   0.79   $   0.83
                                                                  ========   ========

Advertising and Business Development - Atlantic expenses advertising and business development costs as incurred. Advertising and business development costs for 2003 and 2002 as included in other operating expenses were $62,000 and $53,000, respectively.

Reclassification of Accounts - Certain items in the financial statements for 2002 have been reclassified to conform to the classifications used for the current year.

Recent Accounting Pronouncements - In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. Atlantic will be required to apply FIN 46R to all entities subject to this Interpretation no later than the end of the first reporting period that ends after December 15, 2004. This interpretation must be applied to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

For any variable interest entities (VIEs) that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The application of this Interpretation is not expected to have a material effect on Atlantic's consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 includes loans acquired in purchase business combinations, but does not apply to loans originated by the entity. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, although earlier adoption is encouraged. The adoption of this new statement of position is not expected to have a material impact on the consolidated financial position or results of operations of Atlantic.

In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this new standard is not expected to have an impact on the consolidated financial position or results of operations of Atlantic.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. Generally, this Statement is effective for contracts entered into or modified after June 30, 2003. Since Atlantic does not currently have any material derivatives or hedging activities, the adoption of SFAS 149 is not expected to materially affect the financial statements.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities at December 31, 2003 and 2002, follow (dollars in thousands):

                                                      December 31, 2003                               December 31, 2002
                                       ---------------------------------------------   ---------------------------------------------
                                                     Gross        Gross                              Gross        Gross
                                       Amortized   Unrealized   Unrealized    Fair     Amortized   Unrealized   Unrealized    Fair
                                          Cost       Gains        Losses      Value       Cost       Gains        Losses      Value
                                       ---------   ----------   ----------   -------   ---------   ----------   ----------   -------
Available-for-sale
   Mortgage-backed securities$         $  19,161   $      131   $      215   $19,077   $  12,814   $      270   $       --   $13,084
                                       ---------   ----------   ----------   -------   ---------   ----------   ----------   -------
     Total available-for-sale             19,161          131          215    19,077      12,814          270           --    13,084
                                       ---------   ----------   ----------   -------   ---------   ----------   ----------   -------

Held-to-maturity
   State, county and
     municipal bonds                       3,899          298           --     4,197       3,904          192           --     4,096
                                       ---------   ----------   ----------   -------   ---------   ----------   ----------   -------
     Total held-to-maturity                3,899          298           --     4,197       3,904          192           --     4,096
                                       ---------   ----------   ----------   -------   ---------   ----------   ----------   -------

Total investment securities            $  23,060   $      429   $      215   $23,274   $  16,718   $      462   $       --   $17,180
                                       =========   ==========   ==========   =======   =========   ==========   ==========   =======

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 2 - INVESTMENT SECURITIES (Continued)

The fair value of securities fluctuates during the investment period. During 2003 and 2002, no provision for loss has been made in connection with any decline of fair value below book value for certain securities, because the securities are purchased for investment purposes and the decline is not deemed to be other than temporary. Temporary decreases in fair value of securities available-for-sale at December 31, 2003, of $52,000 (net of deferred income taxes of $32,000) are regarded as an adjustment to stockholders' equity. The estimated fair value of securities is determined on the basis of market quotations.

At December 31, 2003, securities with an amortized cost of $915,000 and fair value of $994,000 were pledged to secure deposits of public funds from the state of Florida and treasury tax and loan deposits with the Federal Reserve. At December 31, 2003, securities were sold under an agreement to repurchase with a fair value of $16.5 million, which effectively collateralizes overnight customer repurchase agreements totaling $16.5 million (see Note 6). There were no securities of a single issuer, which are non-governmental or government-sponsored, that exceeded 10% of stockholders' equity at December 31, 2003.

The cost and estimated fair value of debt and equity securities at December 31, 2003, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

                             Securities Available-for-Sale    Securities Held-to-Maturity
                             -----------------------------    ---------------------------
                                Amortized         Fair          Amortized         Fair
                                  Cost            Value           Cost            Value
                                ---------        -------        ---------        -------
Due in one to five years        $  12,715        $12,566        $      --        $    --
Due in five to ten years            1,850          1,881               --             --
Due in ten years or more            4,596          4,630            3,899          4,197
                                ---------        -------        ---------        -------

                                $  19,161        $19,077        $   3,899        $ 4,197
                                =========        =======        =========        =======

NOTE 3 - LOANS

The loan portfolio is composed of the following (dollars in thousands):

                                    2003        2002
                                  --------    --------

Real estate loans                 $ 66,125    $ 50,580
Commercial loans                    26,812      21,519
Consumer and other loans             6,622       7,105
                                  --------    --------
    Total loan portfolio            99,559      79,204
Less, deferred fees                    (77)        (97)
Less, allowance for loan losses     (1,220)       (970)
                                  --------    --------

         Loans, net               $ 98,262    $ 78,137
                                  ========    ========

At December 31, 2003, fixed rate loans (excluding nonaccrual loans) with maturities over one year totaled approximately $21.6 million.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 3 - LOANS (Continued)

The following is a summary of the transactions in the allowance for loan losses (dollars in thousands):

                                                    2003        2002
                                                   -------    -------

Balance, beginning of period                       $   970    $   766
Provisions charged to operating expenses               319        196
Loans charged-off                                      (73)       (50)
Recoveries                                               4         58
                                                   -------    -------

Balance, end of period                             $ 1,220    $   970
                                                   =======    =======

Interest income recognized or received on impaired loans for 2003 and 2002 was not material. At December 31, 2003 and 2002, impaired loans, all collateral dependent, were as follows (dollars in thousands):

                                                    2003       2002
                                                    ----       ----
Average balance during year                         $ 26       $ 47
                                                    ====       ====

Total impaired loans                                $  1       $  8
Total related allowance for loan losses               --         (2)
                                                    ----       ----

Amount of impaired loans without a specific
 allowance for loan losses                          $  1       $  6
                                                    ====       ====

Nonaccrual and past due loans at December 31, 2003 and 2002, were as follows (dollars in thousands):

                                                    2003       2002
                                                    ----       ----

Nonaccrual loans (and considered impaired)          $  1       $  8
Past due ninety days or more, but still accruing      15         --
                                                    ----       ----

                                                    $ 16       $  8
                                                    ====       ====

NOTE 4 - FACILITIES

Facilities. A summary follows (dollars in thousands):

                                                     Accumulated                  Estimated
                                                   Depreciation and   Net Book      Useful
                                           Cost      Amortization      Value        Lives
                                          ------   ----------------   --------   ------------
December 31, 2003:
     Land and land improvements           $  750      $      --       $    750
     Bank building and improvements        3,185            332          2,853   5 - 40 years
     Furniture, fixtures, and equipment    1,465            889            576   3 - 10 years
                                          ------      ---------       --------

                                          $5,400      $   1,221       $  4,179
                                          ======      =========       ========

December 31, 2002:
     Land and land improvements           $  750      $      --       $    750
     Bank building and improvements        1,888            261          1,627   5 - 40 years
     Furniture, fixtures, and equipment    1,137            680            457   3 - 10 years
                                          ------      ---------       --------

                                          $3,775      $     941       $  2,834
                                          ======      =========       ========

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 4 - FACILITIES (Continued)

Depreciation and amortization of facilities totaled $278,000 and $307,000 in 2003 and 2002, respectively.

Operating Leases. Atlantic leases property for a branch location and its operations center at 13799 Beach Boulevard, Jacksonville, Florida, under a noncancelable operating lease dated September 27, 2000. Annual minimum future rental payments are $156,000 (plus an inflation adjustment) in the years 2004 through 2010, and $52,000 (plus an inflation adjustment) in 2011.

On August 22, 2002, Atlantic entered into a 20-year noncancelable operating lease agreement for a new branch at the corner of Kernan Boulevard and Atlantic Boulevard, Jacksonville, Florida. Lease payments commenced in September 2003, and the branch opened December 15, 2003. The minimum annual rental for this lease will be $75,000, subject to an inflation clause.

All other operating leases are not material. Total rent expense for 2003 and 2002 was $212,000 and $180,000, respectively. The future annual rental payments for the branch leases (before inflation adjustments) are due as follows:
$231,000 for 2004 - 2010, $127,000 for 2011, $75,000 for 2012 - 2022, and
$50,000 in 2023.

NOTE 5 - TIME DEPOSITS

Time deposits at December 31, 2003 and 2002, totaled $44,262,000 and $34,478,000, respectively. Maturities of such deposits follow (dollars in thousands):

                                              December 31, 2003             December 31, 2002
                                         ---------------------------   ---------------------------
                                         Time, $100,000   Other Time   Time, $100,000   Other Time
                                            And Over       Deposits       And Over       Deposits
                                         --------------   ----------   --------------   ----------
Three months or less                      $   6,923       $   7,477      $   3,450      $   6,540
Over three through twelve months              8,019          10,990          6,556         12,053
Over twelve months through three years        1,167           6,601          2,745          1,749
Over three years                                562           2,523            103          1,282
                                          ---------       ---------      ---------      ---------
                                          $  16,671       $  27,591      $  12,854      $  21,624
                                          =========       =========      =========      =========

Interest expense on certificates of deposit of $100,000 or more totaled $520,000 and $437,000 for 2003 and 2002, respectively. Interest expense on other time deposits totaled $583,000 and $711,000 for 2003 and 2002, respectively.

NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

                               December 31,
                             2003       2002
                           --------   --------

Repurchase agreement       $ 16,500   $ 13,573
FHLB of Atlanta advances      2,300      2,300
                           --------   --------

                           $ 18,800   $ 15,873
                           ========   ========

FHLB of Atlanta Advances. Atlantic has obtained an advance from FHLB of $2,300,000 collateralized by Atlantic's FHLB capital stock and a blanket lien on eligible wholly-owned residential (1-4 units) first mortgage loans totaling approximately $3.1 million. This advance matures on November 17, 2005, and has a fixed interest rate at 6.05%.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 6 - OTHER BORROWINGS (Continued)

Customer Repurchase Agreements. Atlantic has sold securities under an agreement to repurchase with a par value of $16,321,000 and a fair value of $16,501,000, which effectively collateralizes overnight borrowings totaling $16,500,000. The interest rate on this overnight borrowing was 1.25%.

NOTE 7 - INCOME TAXES

The provision for income taxes on income is summarized as follows (dollars in thousands):

                                        Year Ended December 31,
                                            2003      2002
                                           ------    ------

Current:
     Federal                               $  499    $  311
     State                                     85        53
                                           ------    ------
                                              584       364
                                           ------    ------

Deferred:
     Federal                                 (103)      (60)
     State                                    (18)      (10)
                                           ------    ------
                                             (121)      (70)
                                           ------    ------

              Total income tax provision   $  463    $  294
                                           ======    ======

A reconciliation of the income tax provision computed at the federal statutory rate of 34% and the income tax provision shown on the statement of operations, follows (dollars in thousands):

                                            2003                 2002
                                            ----                 ----
                                                 % of                 % of
                                      Amount    Pretax     Amount    Pretax
                                      ------    ------     ------    ------

Tax computed at statutory rate        $  493      34.0%    $  390      34.0%
Increase (decrease) resulting from:
    Nontaxable interest income, net      (64)     (4.4)       (63)     (5.5)
    Other                                 34       2.3        (33)     (2.9)
                                      ------    ------     ------    ------

         Income tax provision         $  463      31.9%    $  294      25.6%
                                      ======    ======     ======    ======

The components of the net deferred income tax assets are as follows (dollars in thousands):

                                    December 31,
                                   2003      2002
                                  ------    ------

Deferred tax asset:
    Federal                       $  577    $  380
    State                             99        65
                                  ------    ------

                                     676       445
                                  ------    ------

Deferred tax liability:
    Federal                          (64)     (101)
    State                            (11)      (17)
                                  ------    ------

                                     (75)     (118)
                                  ------    ------

         Net deferred tax asset   $  601    $  327
                                  ======    ======

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 7 - INCOME TAXES (Continued)

The tax effects of each type of significant item that gave rise to deferred taxes are (dollars in thousands):

                                                              December 31,
                                                             2003     2002
                                                            ------   ------

Allowance for loan losses                                   $  445   $  356
Indexed retirement plans                                       122      106
Net unrealized holding gains (losses) on securities             32     (102)
Other, net                                                       2      (33)
                                                            ------   ------

         Net deferred tax asset                             $  601   $  327
                                                            ======   ======

Income taxes of $133,000 for 2003 and $138,000 for 2002 have been netted in the caption "Unrealized holding gains (losses) on securities arising during period" found in the Consolidated Statements of Operations and Comprehensive Income.

NOTE 8 - EMPLOYEE BENEFITS AND INDEXED RETIREMENT PLANS

SIMPLE Plan. Atlantic sponsors a SIMPLE Plan that covers substantially all employees. Atlantic matches each participant's contribution, subject to a maximum of 3% of the participant's salary. The SIMPLE Plan is a prototype plan and has been approved by the Internal Revenue Service. The amount included in salaries and employee benefits as pension expense totaled $43,000 and $40,000 for 2003 and 2002, respectively.

Indexed Retirement Plans. Atlantic has adopted an Indexed Retirement Plan ("IRP") for Atlantic's seven directors and four of its current or former officers. The purpose of the IRP is to retain qualified directors and members of management by offering a retirement benefit. Benefits under the IRP began vesting over a five-year period, starting with service beginning in 1997. Upon his resignation from Atlantic, a former officer and director was 60% vested in the IRP. The remaining ten participants were each 100% vested at the end of 2003.

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

                                                                December 31,
                                                               2003      2002
                                                              ------    ------

Policy income included in other income                        $   57    $   78
Pension expense included in other operating expenses             (60)     (147)
Life insurance expense included in other operating expenses       (7)       (7)
Deferred income tax benefit                                       16        44
                                                              ------    ------

    Net after income tax benefit                              $    6    $  (32)
                                                              ======    ======

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk for Atlantic (dollars in thousands):

                                   December 31,
                                 2003       2002
                                 ----       ----

Commitments to extend credit   $ 17,650   $ 14,025
Standby letters of credit      $  1,614   $  1,298

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

Commercial and standby letters-of-credit are conditional commitments issued by Atlantic to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Approximately $1,285,000 of the $1,614,000 of letters-of-credit issued and outstanding at December 31, 2003, have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. Atlantic generally holds collateral supporting those commitments if deemed necessary.

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

Litigation. Atlantic may periodically be a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to Atlantic's operations. Management, after consultation with legal counsel, does not believe that there are any pending or threatened proceedings against Atlantic which, if determined adversely, would have a material effect on Atlantic's consolidated financial position.

Other. At December 31, 2003, Atlantic had $8.7 million of available lines of credit from other banks for the purchase of overnight federal funds.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 10 - CONCENTRATIONS OF CREDIT

Substantially all of Atlantic's loans, commitments, and standby letters of credit have been granted to customers in northeast Florida. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers. Atlantic, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of its legal lending limit. As a state-chartered bank, Oceanside's 15% legal lending limit was approximately $1.8 million at December 31, 2003 ($3.0 million for loans qualifying for the 25% limit). Atlantic does not have any significant concentrations to any one industry or customer.

NOTE 11 - RELATED PARTIES

Atlantic has entered into transactions with its directors, executive officers, significant stockholders, and their affiliates (insiders). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. A summary of activity for 2003 and 2002 for such loans follows (dollars in thousands):

                              2003        2002
                            --------    --------

Beginning of year balance   $  2,159    $  1,499
Additions                      2,124         821
Reductions                    (2,852)       (161)
                            --------    --------

End of year balance         $  1,431    $  2,159
                            ========    ========

Unfunded commitments to the same parties totaled $1,137,000 at December 31, 2003. At December 31, 2003 and 2002, deposits and customer repurchase agreements with insiders totaled approximately $17.0 million and $14.9 million, respectively.

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

Warrants. In connection with Oceanside's initial stock offering, each investment unit consisted of one share of common stock and one transferable warrant to purchase one share of common stock at $10.00 per share during the five-year period beginning on the date Atlantic opened for business. A summary of the warrant activity follows:

                                   Number of
                                   Warrants
                                   ---------

Outstanding at December 31, 2001     559,820
Warrants exercised, 2002            (410,567)
Unexercised warrants expired        (149,253)
                                   ---------
Outstanding at December 31, 2002          --
                                   =========

Total proceeds received during 2002 totaled $4.1 million.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Stock Dividend. On May 20, 2003, Atlantic's Board of Directors declared a stock dividend payable at a rate of 20% of shares issued and outstanding to stockholders of record May 30, 2003, payable on or before June 16, 2003. Cash in lieu of fractional shares was paid at the rate of $15.10 per share, which was the estimated fair market value at that time. The total cash paid in lieu of fractional shares was less than $200.

Dividends. The ability of Atlantic to pay dividends to stockholders depends primarily on dividends received by Atlantic from its subsidiary, Oceanside. Oceanside's ability to pay dividends is limited by federal and state banking regulations based upon Oceanside's profitability and other factors. State banking statutes further require (i) prior approval, (ii) that at least 20% of the prior year's earnings be transferred to additional paid-in capital (surplus) annually until surplus equals or exceeds Oceanside's common stock, and (iii) that certain minimum capital levels are maintained. At December 31, 2003, retained earnings of approximately $539,000 were available to pay dividends to the holding company only (Atlantic) in order to maintain Oceanside's current regulatory capital classification.

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses follow (dollars in thousands):

                                         2003     2002
                                        ------   ------

Processing and settlement fees          $  342   $  375
Professional, legal, and audit fees        208      176
Stationary, printing, and supplies          96      102
Postage, freight, and courier               84       85
Director fees                               84       84
Telephone                                   81       86
Advertising and business development        62       53
Pension expense                             60      147
Dues and subscriptions                      58       23
Insurance (excluding group insurance)       51       38
Regulatory assessments                      43       35
Other miscellaneous expenses               142      109
                                        ------   ------

                                        $1,311   $1,313
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

      Federal Home Loan Bank Stock - Fair value of Atlantic's investment in Federal Home Loan Bank stock is its cost.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The estimated fair values of Atlantic's financial instruments at December 31, 2003, follow (dollars in thousands):

                                           Carrying     Fair
                                            Amount      Value
                                           --------   --------

Financial Assets
    Cash and deposits in other banks       $ 17,192   $ 17,192
    Investment securities                    22,976     23,274
    Stock in FHLB and correspondent bank        332        332
    Loans, net                               98,262     99,652
                                           --------   --------

         Total assets valued               $138,762   $140,450
                                           ========   ========

Financial Liabilities
    Deposits                               $113,378   $113,586
    Other borrowings                         18,800     19,109
                                           --------   --------

         Total liabilities valued          $132,178   $132,695
                                           ========   ========

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were Atlantic to have disposed of such items at December 31, 2003, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2003, should not necessarily be considered to apply at subsequent dates.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

As of December 31, 2003, the most recent notification from the FDIC, Oceanside was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, it will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

                                                                                                    To Be Well
                                                                                                   Capitalized
                                                                                                   Under Prompt
                                                                  For Capital                    Corrective Action
                                         Actual                  Adequacy Purposes                  Provisions
                                    Amount     Ratio           > Amount   > Ratio               > Amount   > Ratio
                                    ------     -----           - ------   - -----               - ------   - -----
                                                             (dollars in thousands)
As of December 31, 2003:
     Total Risk-Based Capital
     (To Risk-Weighted Assets)     $12,190     10.46%           $ 9,320     8.00%                $11,651    10.00%
     Tier I Capital
     (To Risk-Weighted Assets)     $10,970      9.42%           $ 4,660     4.00%                $ 6,990     6.00%
     Tier I Leverage
     (To Average Assets)           $10,970      8.12%           $ 5,403     4.00%                $ 6,753     5.00%

As of December 31, 2002:
     Total Risk-Based Capital
     (To Risk-Weighted Assets)     $ 9,890     10.73%           $ 7,377     8.00%                $ 9,221    10.00%
     Tier I Capital
     (To Risk-Weighted Assets)     $ 8,920      9.67%           $ 3,689     4.00%                $ 5,533     6.00%
     Tier I Leverage
     (To Average Assets)           $ 8,920      9.00%           $ 3,965     4.00%                $ 4,956     5.00%

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 16 - PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for Atlantic BancGroup, Inc. (parent only):

Condensed Balance Sheets as of December 31:                     2003        2002
                                                              --------    --------
                                                             (Dollars In Thousands)
Assets
     Cash and cash equivalents                                $  1,947    $  3,043
     Investment in and advances to subsidiary bank              10,918       9,088
     Other assets                                                   55          23
                                                              --------    --------
     Total                                                    $ 12,920    $ 12,154
                                                              ========    ========

Liabilities and Stockholders' Equity
     Liabilities                                              $     --    $     --
     Stockholders' equity                                       12,920      12,154
                                                              --------    --------
     Total                                                    $ 12,920    $ 12,154
                                                              ========    ========

Condensed Statements of Operations and Stockholders' Equity
Years Ended December 31:                                        2003        2002
                                                              --------    --------
                                                             (Dollars In Thousands)
Equity in net income of subsidiary bank                       $  1,049    $    905
Other income                                                        43          40
Other expenses (net of income tax benefit)                        (105)        (92)
                                                              --------    --------
Net income                                                         987         853
Stockholders' Equity:
     Beginning of  year                                         12,154       6,967
     Stock warrants exercised and rounding                          (1)      4,106
     Net change in unrealized holding gains (losses)
        on securities in subsidiary bank                          (220)        228
                                                              --------    --------
     End of year                                              $ 12,920    $ 12,154
                                                              ========    ========

Condensed Statements of Cash Flows
Years Ended December 31:                                        2003        2002
                                                              --------    --------
                                                             (Dollars In Thousands)
Operating Activities
Net income                                                    $    987    $    853
Adjustment to reconcile net income to net cash
   provided by operating activities:
     Equity in undistributed earnings of subsidiary bank        (1,049)       (905)
     Other                                                         (34)          9
                                                              --------    --------
Net Cash Used In Operating Activities                              (96)        (43)
                                                              --------    --------

Investing Activities
     Proceeds from sale of assets                                   --         538
     Capital contributions to subsidiary bank                   (1,000)     (1,100)
                                                              --------    --------
Net Cash Used In Investing Activities                           (1,000)       (562)
                                                              --------    --------

Financing Activities
     Repayment of other borrowings                                  --        (744)
     Proceeds from stock warrants exercised                         --       4,105
                                                              --------    --------
Net Cash Provided by Financing Activities                           --       3,361
                                                              --------    --------

Increase (Decrease) in Cash and Cash Equivalents                (1,096)      2,756
Cash and Cash Equivalents:
     Beginning of year                                           3,043         287
                                                              --------    --------
     End of year                                              $  1,947    $  3,043
                                                              ========    ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Neither Atlantic nor Oceanside has had any disagreements with its Accountants.

ITEM 8A. CONTROLS AND PROCEDURES.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information contained under the section captioned "Election of Directors" beginning on page 5 of Atlantic's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004, filed as Exhibit 99.1 herein (the "Proxy Statement"), is incorporated herein by reference.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information contained under the section captioned "Section 16(a) Beneficial Ownership Compliance" at page 11 of Atlantic's definitive Proxy Statement is incorporated herein by reference (see Exhibit 99.1).

                                 CODE OF ETHICS

In 2003, Atlantic adopted a Code of Ethics which applies to its principal executive and financial officers (see Exhibit 14).

ITEM 10. EXECUTIVE COMPENSATION.

The information contained in the sections captioned "Board of Directors Meetings," at page 3 and "Executive Compensation" at page 9 and "Benefits" at page 9 under "Executive Compensation" in the definitive Proxy Statement, is incorporated herein by reference (see Exhibit 99.1).

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

            4.1 Specimen Stock Certificate of Atlantic BancGroup, Inc. included in the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 1999 (Incorporated by reference to Exhibit 4.1 to Atlantic's Form 10-KSB for year ended December 31, 1999)

            10.1 Software License Agreement dated as of October 6, 1997, between Oceanside and File Solutions, Inc. (Incorporated by reference to Exhibit 10.1 to Atlantic's Form 10-KSB for year ended December 31, 1999)

            10.2 File Solutions Software Maintenance Agreement dated as of July 15, 1997, between Oceanside and SPARAK Financial Systems, Inc. (Incorporated by reference to Exhibit 10.2 to Atlantic's Form 10-KSB for year ended December 31, 1999)

            10.3 Remote Data Processing Agreement dated as of March 3, 1997, between Oceanside and Bankers Data Services, Inc. (Incorporated by reference to Exhibit 10.3 to Atlantic's Form 10-KSB for year ended December 31, 1999)

            10.4 Lease dated September 27, 2000, between MANT EQUITIES, LLC and Oceanside (Incorporated by reference to Exhibit 10.4 to Atlantic's Form 10-KSB for year ended December 31, 2000)

            10.5 Lease dated August 22, 2002, between PROPERTY MANAGEMENT SUPPORT, INC., and Oceanside (Incorporated by reference to Exhibit 10.5 to Atlantic's Form 10-KSB for year ended December 31, 2002).

            11 The computation of per share earnings is shown in the consolidated financial statements of Atlantic BancGroup, Inc. and Subsidiary for December 31, 2003 and 2002, contained in
                  Item 7, on Page 50 of the Notes to Consolidated Financial Statements

            14    Code of Ethics for Senior Officers Policy

            21.1  Subsidiary of the Registrant

            31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer

            31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer

            32.1 Section 1350 of Chapter 63 of Title 18 of the U.S.C. for Chief Executive Officer

            32.2 Section 1350 of Chapter 63 of Title 18 of the U.S.C. for Chief Financial Officer

            99.1 Atlantic BancGroup, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004

      (b)   Reports on Form 8-K

            A Form 8-K was filed by the Company on October 31, 2003, which reported a press release announcing the financial results for the fiscal quarter ended September 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained in the section captioned "Ratification of the Appointment of the Independent Auditor for the Fiscal Year Ending December 31, 2004," at page 10 in the definitive Proxy Statement is incorporated herein by reference (see Exhibit 99.1).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville Beach, State of Florida, on the 19th of March, 2004.

                                        ATLANTIC BANCGROUP, INC.

                                        /s/     Barry W. Chandler
                                        ----------------------------------------
                                        Barry W. Chandler
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 19th of March, 2004.

Signature                              Title
---------                              -----

/s/     Donald F. Glisson, Jr.         Chairman of the Board
---------------------------------
        Donald F. Glisson, Jr.

/s/     Barry W. Chandler              President and Chief Executive Officer
---------------------------------
        Barry W. Chandler

 /s/    David L. Young                 Executive Vice President, Chief Financial
---------------------------------      Officer, and Corporate Secretary
        David L. Young

 /s/    Frank J. Cervone               Director
---------------------------------
        Frank J. Cervone

 /s/    Jimmy Dubberly                 Director
---------------------------------
        Jimmy Dubberly

 /s/    Robin H. Scheiderman           Director
---------------------------------
        Robin H. Scheiderman

/s/     G. Keith Watson                Director
---------------------------------
        G. Keith Watson

 /s/    Conrad L. Williams             Director
---------------------------------
        Conrad L. Williams

 /s/    Dennis M. Wolfson              Director
---------------------------------
        Dennis M. Wolfson

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                                   Form 10-KSB
                     For Fiscal Year Ended December 31, 2003

                                  EXHIBIT INDEX

Exhibit
  No.                                          Exhibit
-------                                        -------

14                         Code of Ethics for Senior Officers Policy


21.1                       Subsidiary of the Registrant

31.1                       Rule 13a-14(a)/15d - 14(a) Certifications of
                           Chief Executive Officer

31.2                       Rule 13a-14(a)/15d - 14(a) Certifications of
                           Chief Financial Officer

32.1                       Section 1350 of Chapter 63 of Title 18 of the U.S.C.
                           for Chief Executive Officer

32.2                       Section 1350 of Chapter 63 of Title 18 of the U.S.C.
                           for Chief Financial Officer

99.1 Atlantic BancGroup, Inc. Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004.