Form 10QSB
period 2004-03-31
ATLANTIC BANCGROUP INC
filed 2004-05-17
CIK 1087790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004
                        Commission File Number 001-15061

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
Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class                                      Outstanding as of May 6, 2004
---------------                                 -----------------------------
Common Stock                                    Common Stock - 1,247,516
  Par Value $0.01 per share

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

               FORM 10-QSB - FOR THE QUARTER ENDED MARCH 31, 2004

                                      INDEX

                                                                                         PAGE
                                                                                        NUMBER
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

               Condensed Consolidated Statements of Financial Condition as of
               March 31, 2004 (Unaudited) and December 31, 2003...........................  3

               Consolidated Statements of Operations and Comprehensive Income
               for the Three Months Ended March 31, 2004 and 2003 (Unaudited).............  4

               Condensed Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 2004 and 2003 (Unaudited)...........................  5

               Consolidated Statement of Stockholders' Equity (Unaudited).................  6

               Notes to Consolidated Financial Statements (Unaudited).....................  7

               Review by Independent Certified Public Accountants......................... 12

               Report on Review by Independent Certified Public Accountants............... 12

      Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................................. 13

      Item 3 - Quantitative and Qualitative Disclosures about Market Risk................. 19

      Item 4 - Controls and Procedures.................................................... 19

PART II - OTHER INFORMATION............................................................... 20

SIGNATURES................................................................................ 21

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in Thousands Except Per Share Data)

                                                                 March 31,
                                                                   2004           December 31,
                                                                (Unaudited)          2003
                                                                ----------        -----------
ASSETS
Cash and due from banks                                         $   10,479        $    15,307
Federal funds sold                                                  14,267              1,878
                                                                ----------        -----------
   Total cash and cash equivalents                                  24,746             17,185
Interest-bearing deposits in other banks                                 4                  7
Securities, available-for-sale                                      21,832             19,077
Securities, held-to-maturity (market value of
  $4,298 in 2004 and $4,197 in 2003)                                 3,898              3,899
Stock in FHLB and correspondent bank, at cost                          393                332
Loans, net                                                         105,971             98,262
Facilities                                                           4,213              4,179
Accrued interest receivable                                            540                476
Deferred income taxes                                                  420                601
Other assets                                                         2,498              1,553
                                                                ----------        -----------

       TOTAL                                                    $  164,515        $   145,571
                                                                ==========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand deposits                          $   31,502        $    25,474
   Interest-bearing deposits                                        11,487             11,675
   Money market deposits                                            25,925             26,539
   Savings deposits                                                  6,186              5,428
   Time deposits, $100,000 and over                                 20,084             16,671
   Other time deposits                                              36,366             27,591
                                                                ----------        -----------

     Total deposits                                                131,550            113,378

Other borrowings                                                    19,236             18,800
Accrued interest payable on deposits                                    89                 66
Other accrued expenses and liabilities                                 419                407
                                                                ----------        -----------

     Total liabilities                                             151,294            132,651
                                                                ----------        -----------

Commitments and contingencies                                           --                 --
                                                                ----------        -----------

Stockholders' equity:
   Common stock                                                         12                 12
   Additional paid-in capital                                       11,788             11,788
   Retained earnings                                                 1,366              1,172
   Accumulated other comprehensive income:
     Net unrealized holding gains (losses) on securities                55                (52)
                                                                ----------        -----------

     Total stockholders' equity                                     13,221             12,920
                                                                ----------        -----------

       TOTAL                                                    $  164,515        $   145,571
                                                                ==========        ===========

Book value per common share                                     $    10.60        $     10.36
                                                                ==========        ===========

Common shares outstanding                                        1,247,516          1,247,516
                                                                ==========        ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)

                                                                For the Three Months Ended
                                                                         March 31,
                                                                --------------------------
                                                                    2004           2003
                                                                   ------        -------
Interest and fees on loans                                         $1,628        $ 1,402
Investment income on investment securities and
    interest-bearing deposits in other banks                          192            162
Federal funds sold                                                     10             19
                                                                   ------        -------
      Total interest income                                         1,830          1,583
                                                                   ------        -------

Interest on deposits                                                  388            402
Other borrowings and federal funds purchased                           61             55
                                                                   ------        -------
      Total interest expense                                          449            457
                                                                   ------        -------

      Net interest income before provision for loan losses          1,381          1,126

Provision for loan losses                                              95             41
                                                                   ------        -------

      Net interest income after provision for loan losses           1,286          1,085
                                                                   ------        -------

Noninterest income:
    Service charges on deposit accounts                               131            138
    Mortgage banking fees                                              23             61
    Other income                                                       43             40
                                                                   ------        -------
      Total noninterest income                                        197            239
                                                                   ------        -------

Noninterest expenses:
    Salaries and employee benefits                                    593            551
    Expenses of bank premises and fixed assets                        233            179
    Other operating expenses                                          384            318
                                                                   ------        -------
      Total noninterest expenses                                    1,210          1,048
                                                                   ------        -------

Income before provision for income taxes                              273            276

Provision for income taxes                                             79             78
                                                                   ------        -------

Net income                                                            194            198

Other comprehensive income, net of income taxes:
    Unrealized holding gains (losses) arising during period           107            (19)
                                                                   ------        -------

Comprehensive income                                               $  301        $   179
                                                                   ======        =======

Earnings per common share (adjusted for stock dividend)
    Basic                                                          $ 0.16        $  0.16
                                                                   ======        =======
    Dilutive                                                       $ 0.16        $  0.16
                                                                   ======        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                        --------------------------
                                                                           2004             2003
                                                                         --------         --------
Net cash provided by operating activities:
    Net income                                                           $    194         $    198
    Provision for loan losses                                                  95               41
    Depreciation and amortization                                              77               70
    Net premium amortization and discount accretion                            65               47
    Net change in other assets and liabilities                                 96             (384)
                                                                         --------         --------

       Net cash provided (used) by operating activities                       527              (28)
                                                                         --------         --------

Cash flows from investing activities:
    Net (increase) decrease in:
     Investment securities                                                 (2,712)          (1,422)
     Interest-bearing deposits in other banks                                   3               --
     Loans                                                                 (7,804)          (4,187)
     Investment in indexed retirement plan                                   (950)              --
    Purchases of bank premises and equipment, net                            (111)             (78)
                                                                         --------         --------

       Net cash used by investing activities                              (11,574)          (5,687)
                                                                         --------         --------

Cash flows from financing activities:
    Net increase in deposits                                               18,172           10,907
    Proceeds from other borrowings, net of repayments                         436              981
                                                                         --------         --------

       Net cash provided by financing activities                           18,608           11,888
                                                                         --------         --------

Net increase in cash and cash equivalents                                   7,561            6,173

Cash and cash equivalents at beginning of period                           17,185           11,874
                                                                         --------         --------

Cash and cash equivalents at end of period                               $ 24,746         $ 18,047
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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                             (Dollars In Thousands)

                                                                                                 Net
                                                                                             Unrealized
                                          Common Stock           Additional                 Holding Gains      Total
                                       ---------------------       Paid-in      Retained     (Losses) on    Stockholders'
                                        Shares        Amount       Capital      Earnings      Securities       Equity
                                       ---------     -------     ----------     --------    -------------   -------------
Balance, December 31, 2003             1,247,516        $12        $11,788        $1,172        $ (52)        $12,920

Comprehensive income:
   Net income                                 --         --             --           194           --
   Net change in unrealized
    holding gains on securities               --         --             --            --          107

   Total comprehensive income                 --         --             --            --           --             301
                                       ---------        ---        -------        ------        -----         -------

Balance, March 31, 2004                1,247,516        $12        $11,788        $1,366        $  55         $13,221
                                       =========        ===        =======        ======        =====         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

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

Our consolidated financial statements for the three months ended March 31, 2004 and 2003, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In management's opinion, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2003, and are incorporated herein by reference.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

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

Recent Accounting Pronouncements - In December 2003, the FASB revised FASB Interpretation No. 46 (originally issued in January 2003), Consolidation of Variable Interest Entities , which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. This Interpretation became effective January 1, 2004, for special-purpose entities. Atlantic currently has no entities considered to be special-purpose entities. We will be required to apply FIN 46R to all entities subject to this Interpretation no later than the end of the first reporting period that ends after December 15, 2004.

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

                  [Remainder of page left blank intentionally.]

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three months ended March 31, 2004 and 2003. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. We have no dilutive potential shares outstanding for 2003 or 2004. For purposes of computing diluted EPS, the treasury stock method is used.

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended March 31, 2004 and 2003 (adjusted for the 2003 stock dividend - see Note 9):

                                                                   Three Months Ended March 31,
                                                                      2004              2003
                                                                      ----              ----
      Basic EPS computation:
          Numerator - Net income                                   $  194,000        $  198,000
                                                                   ----------        ----------
          Denominator - Weighted average shares outstanding         1,247,516         1,247,516
                                                                   ----------        ----------
          Basic EPS                                                $     0.16        $     0.16
                                                                   ==========        ==========
      Diluted EPS computation:

          Numerator - Net income                                   $  194,000        $  198,000
                                                                   ----------        ----------
          Denominator -
               Weighted average shares outstanding                  1,247,516         1,247,516
               Dilutive potential shares outstanding                       --                --
                                                                   ----------        ----------
                                                                    1,247,516         1,247,516
                                                                   ----------        ----------
          Diluted EPS                                              $     0.16        $     0.16
                                                                   ==========        ==========

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):


                                                   March 31, 2004                                    December 31, 2003
                                   --------------------------------------------      ----------------------------------------------
                                                  Gross       Gross                                  Gross       Gross
                                   Amortized   Unrealized   Unrealized   Fair        Amortized    Unrealized   Unrealized    Fair
                                     Cost         Gains       Losses     Value          Cost         Gains       Losses      Value
                                     ----         -----       ------     -----          ----         -----       ------      -----
Available-for-sale
   Mortgage-backed securities       $21,744        $153        $65      $21,832        $19,161        $131        $215      $19,077
                                    -------        ----        ---      -------        -------        ----        ----      -------

Held-to-maturity
   State, county and municipal
     bonds                            3,898         400         --        4,298          3,899         298          --        4,197
                                    -------        ----        ---      -------        -------        ----        ----      -------

Total investment securities         $25,642        $553        $65      $26,130        $23,060        $429        $215      $23,274
                                    =======        ====        ===      =======        =======        ====        ====      =======

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

                                             March 31,       December 31,
                                                2004             2003
                                             ---------         --------

      Real estate loans                      $  81,970         $ 66,125
      Commercial and industrial loans           19,943           26,812
      Consumer and other loans                   5,435            6,622
                                             ---------         --------
               Total loan portfolio            107,348           99,559
      Less, deferred fees                          (76)             (77)
      Less, allowance for loan losses           (1,301)          (1,220)
                                             ---------         --------

               Loans, net                    $ 105,971         $ 98,262
                                             =========         ========

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses. We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for loan losses follows (dollars in thousands):

                                               For the Three     For the Twelve
                                                Months Ended      Months Ended
                                               March 31, 2004  December 31, 2003
                                               --------------  -----------------

      Balance, beginning of period                 $ 1,220          $   970
      Provision charged to operating expense            95              319
      Loans, charged-off                               (16)             (73)
      Recoveries                                         2                4
                                                   -------          -------

      Balance, end of period                       $ 1,301          $ 1,220
                                                   =======          =======

We had categorized no loans as impaired or nonaccrual at March 31, 2004, and one loan at December 31, 2003, with principal balances of -0- and $1,000, respectively.

NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

                                           March 31,     December 31,
                                              2004           2003
                                            -------        -------

      Customer repurchase agreements        $16,936        $16,500
      FHLB of Atlanta advances                2,300          2,300
                                            -------        -------

          Total other borrowings            $19,236        $18,800
                                            =======        =======

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. Financial instruments at March 31, 2004, consisted of commitments to extend credit approximating $18.7 million and standby letters of credit of $1.7 million.

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

NOTE 8 - REGULATORY CAPITAL

Oceanside is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2004, of the regulatory capital requirements and Oceanside's actual capital on a percentage basis.

                                                                    Regulatory
                                                      Actual        Requirement
                                                      ------        -----------

     Total risk-based capital ratio                    9.75%              8.00%
     Tier 1 risk-based capital ratio                   8.73%              4.00%
     Tier 1 leverage ratio                             7.81%              4.00%

Subsequent to March 31, 2004, the Holding Company contributed capital to Oceanside totaling $1.0 million. We believe that capital infusion will return Oceanside to the well-capitalized threshold of 10.00%.

NOTE 9 - STOCK DIVIDEND

On May 20, 2003, our Board of Directors declared a stock dividend payable at a rate of 20% of shares issued and outstanding to stockholders of record on May 30, 2003, payable on or before June 16, 2003. The weighted average number of shares outstanding for 2003 have been adjusted to reflect this stock dividend.

                    ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                 MARCH 31, 2004

Stevens, Powell & Company, P.A., Atlantic's independent certified public accountants, have made a limited review of the financial data as of March 31, 2004, and for the three months periods ended March 31, 2004 and 2003, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X follows:

          REPORT ON REVIEW OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have reviewed the accompanying condensed consolidated statement of financial condition of Atlantic BancGroup, Inc., ("Atlantic"), and its wholly-owned subsidiary, Oceanside Bank, as of March 31, 2004, and the related consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows for the three months period ended March 31, 2004 and 2003, and the related consolidated statement of stockholders' equity for the three months period ended March 31, 2004. These consolidated financial statements are the responsibility of Atlantic's management.

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

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition as of December 31, 2003, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated January 30, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
May 6, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

Commercial Banking Operations. Atlantic, through its wholly-owned subsidiary, Oceanside, conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate) and purchases of investments. Our profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (principally loans, investments, and federal funds sold), less the interest expense incurred on interest-bearing liabilities (customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Oceanside's interest-rate spreads which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, our profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective income tax rate. Noninterest income consists primarily of service fees on deposit accounts and mortgage banking fees. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

Our corporate offices are located at 1315 South Third Street, Jacksonville Beach, Florida. This location is also our main banking office for Oceanside, which opened July 21, 1997, as a state-chartered banking organization. We also operate branch offices located at 560 Atlantic Boulevard, Neptune Beach, Florida, 13799 Beach Boulevard, and 1790 Kernan Boulevard South, Jacksonville, Florida. Our latest branch at Kernan Boulevard opened in December 2003.

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

                         Future Accounting Requirements

There are currently no pronouncements issued that are scheduled for implementation during 2004 that are expected to have any significant impact on the accounting policies of Atlantic or Oceanside.

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

                              Results of Operations

Our net income for the three months ended March 31, 2004, was $194,000 as compared with $198,000 reported in the same period of 2003. We were able to substantially grow earning assets and maintain a favorable mix of earning assets and deposits in the first quarter of 2004. An overview of the more significant matters affecting our results of operations follows:

o Average earning assets grew at a pace of 26.3% for the three months ended March 31, 2004, over the same periods of 2003. With the growth in deposits and customer repurchase agreements, we were able to increase our investment portfolio and overnight federal funds to improve our liquidity and handle the increased loan demand during the first three months of 2004.

o With the double-digit growth in average earning assets and the favorable mix of earning assets and deposits, we grew our net interest income (before provision for loan losses) $255,000, or 22.6%, during the three months ended March 31, 2004, over the comparable period of 2003.

o During the first quarter of 2004, we provided for additional amounts as a charge to current income to replenish our allowance for loan losses, which reflected our growth in loans during 2003. The provision for loan losses increased $54,000, or 131.7%, in the first quarter of 2004 over the same period in 2003. Our loan portfolio quality continues to compare very favorably with our peers.

o Declines in mortgage banking income and increases in expenses associated with our recently opened Kernan Boulevard branch were significant factors that reduced our net income for the quarter.

                               Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three months ended March 31, 2004):

                                                 Three Months       Year Ended
                                                    Ended           December 31,
                                                March 31, 2004          2003
                                                --------------      ------------
   Return on average assets                          0.54%             0.78%
   Return on average equity                          5.98%             7.80%
   Interest-rate spread during the period            3.97%             4.05%
   Net interest margin                               4.34%             4.46%
   Noninterest expenses to average assets            3.40%             3.28%

                         Liquidity and Capital Resources

Liquidity Management. Liquidity management involves monitoring the sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different statement of financial condition components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets that are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase. At March 31, 2004, we exceeded our regulatory liquidity requirements.

We expect to meet our liquidity needs with:

o available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $24.7 million at March 31, 2004;

o the repayment of loans, which include loans with a remaining maturity of one year or less (excluding those in nonaccrual status) totaling $48.9 million;

o     proceeds of unpledged investments available-for-sale;

o     growth in deposits; and,

o     if necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $14.3 million at March 31, 2004, as compared to $1.9 million at December 31, 2003. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. We had core deposits totaling $111.5 million at March 31, 2004, and $96.7 million at December 31, 2003, an increase of 15.3%. We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future.

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

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities. At March 31, 2004, we had commitments to originate loans totaling $18.7 million, and had issued, but unused, standby letters of credit of $1.7 million for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following March 31, 2004, total $41.9 million. We believe that adequate resources to fund all our anticipated commitments exists, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Banks are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. Oceanside exceeded its minimum regulatory capital ratios as of March 31, 2004, as reflected in the following table, which sets forth Oceanside's regulatory capital position (dollars in thousands):

                                                Actual              Minimum(1)      Well-Capitalized(2)
                                          Amount       %        Amount        %      Amount        %
                                          ------      ----      ------      ----     ------      -----
Total risk-based capital ratio           $12,487      9.75%    $10,247      8.00%   $ 12,809     10.00%
Tier 1 risk-based capital ratio          $11,186      8.73%    $ 5,123      4.00%   $  7,685      6.00%
Tier 1 leverage ratio                    $11,186      7.81%    $ 5,728      4.00%   $  7,160      5.00%

(1)   The minimum required for adequately capitalized purposes.

(2) To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations.

On May 6, 2004, the Holding Company made a capital contribution to Oceanside totaling $1.0 million, which is expected to bring the total risk-based capital ratio above the 10.00% well-capitalized threshold.

Allowance for Loan Losses

Oceanside has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

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

At March 31, 2004, we had fourteen loans totaling approximately $1.2 million classified as substandard and no loans classified as doubtful or loss. All of the substandard loans are either performing according to terms or principal reductions have been made and none of the loans were categorized as nonaccrual or impaired at March 31, 2004.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses charged against income. Loans are charged against the allowance when we believe that the collectibility of principal is unlikely. The provision is an estimated amount that we believe will be adequate to absorb losses inherent in the loan portfolio based on evaluations of its collectibility. The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower's ability to pay. While we use the best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions.

A summary of balances in the allowance for loan losses and key ratios follows (dollars in thousands):

                                                                            For the Three       For the Twelve
                                                                             Months Ended        Months Ended
                                                                            March 31, 2004     December 31, 2003
                                                                            --------------     -----------------
      End of period loans                                                     $   107,272         $    99,482
      End of period allowance for loan losses                                 $     1,301         $     1,220
      % of allowance for loan losses to total loans                                  1.21%               1.23%
      Average loans for the period                                            $   102,972         $    88,922
      Net charge-offs (recoveries) as a percentage of average loans
          for the period (annualized for 2004)                                       0.05%               0.08%
      Nonperforming assets to period end loans and foreclosed property               0.01%               0.04%
      Nonperforming assets to period end total assets                                  **                0.03%

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

                                                                For the Three Months Ended March 31,
                                                            2004                                    2003
                                             -------------------------------------------------------------------------
                                                          Interest       Average                  Interest     Average
                                             Average         and          Yield/      Average        and        Yield/
                                             Balance      Dividends        Rate       Balance     Dividends      Rate
                                             -------      ---------        ----       -------     ---------      ----
Interest-earning assets:
    Loans                                    $102,972       $1,628         6.36%     $ 80,821       $1,402       7.04%
    Investment and
        mortgage-backed securities (1)         23,217          192         3.85%       16,699          159       3.86%
    Other interest-earning assets               4,542           10         0.89%        6,013           22       1.48%
                                             --------       ------                   --------       ------

       Total interest-earning assets (1)      130,731        1,830         5.72%      103,533        1,583       6.20%
                                                            ------                                  ------

Noninterest-earning assets                     12,483                                  10,351
                                             --------                                --------

       Total assets                          $143,214                                $113,884
                                             ========                                ========

Interest-bearing liabilities:
    Demand, money market
        and NOW deposits                     $ 34,851           91         1.05%     $ 27,687           96       1.41%
    Savings                                     5,686            7         0.50%        4,439           11       1.00%
    Certificates of deposit                    49,232          290         2.37%       38,672          295       3.09%
    Other                                      13,332           61         1.84%       11,189           55       1.99%
                                             --------       ------                   --------       ------

       Total interest-bearing liabilities     103,101          449         1.75%       81,987          457       2.26%
                                                            ------                                  ------

Noninterest-bearing liabilities                27,063                                  19,647
Stockholders' equity                           13,050                                  12,250
                                             --------                                --------

       Total liabilities and
           stockholders' equity              $143,214                                $113,884
                                             ========                                ========

Net interest income before
    provision for loan losses                               $1,381                                  $1,126
                                                            ======                                  ======

Interest-rate spread                                                       3.97%                                 4.06%
                                                                          =====                                 =====

Net interest margin (1)                                                    4.34%                                 4.49%
                                                                          =====                                 =====

Ratio of average interest-earning assets
    to average interest-bearing liabilities    126.80%                                 126.28%
                                             ========                                ========

(1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

             Comparison of Three Months Ended March31, 2004 and 2003

Interest Income and Expense

Interest Income. Interest income was $1,830,000 and $1,583,000 for the three months ended March 31, 2004 and 2003, respectively. While we experienced a substantial decline in yields on average earning assets of 60 basis points, the favorable growth in average earning assets of $27.2 million, or 26.3%, netted an overall growth rate of 15.6% for interest income. The decline in yields was the result of recent declines in the interest rate environment. Average loans as a percentage of average earning assets increased slightly to 78.8% in the first quarter of 2004 as compared with 78.1% in 2003. We saw a shift in the percentage of higher yielding investments to 17.8% in 2004 from 16.1% in 2003, while the percentage of other interest-earning assets to total interest-earning assets shifted from 5.8% in 2003 to 3.5% in 2004.

Interest Expense. Interest expense was $449,000 and $457,000 for the three months ended March 31, 2004 and 2003, respectively. While average interest-bearing liabilities grew by $21.1 million, or 25.8%, during this period, interest expense declined 1.8% as a result of the decline in the rate environment with the cost of funds dropping to 1.75% from 2.26% in the first quarter of 2004 over the same period in 2003.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses was $1,381,000 and $1,126,000 for the three months ended March 31, 2004 and 2003, respectively. The net interest margin for the first quarter of 2004 was 4.34% as compared with the net interest margin in 2003 of 4.49%, a decrease of 15 basis points.

Provision for Loan Losses

We recorded provisions for loan losses totaling $95,000 and $41,000 for the three months ended March 31, 2004 and 2003, respectively, which reflects the growth in the loan portfolio.

Noninterest Income and Expenses

Noninterest Income. Total noninterest income declined 17.6% to $197,000 for the three months ended March 31, 2004, from $239,000 for the three months ended March 31, 2003. Fees and service charges on deposit accounts declined 5.1%, or $7,000. Mortgage banking fees declined $38,000, or 62.3%, in the first quarter of 2004 over the same period in 2003, as we experienced a slowdown in mortgage refinancings and activity that reflected the overall trend in the mortgage banking industry during 2003 and into 2004. Partially offsetting the decline in income from the mortgage banking operations was a reduction of $29,000 in salaries and employee benefits shown in noninterest expenses. The net impact was a reduction of $9,000 in income before provision for income taxes. During 2003, interest rates on home mortgages dropped substantially, which fueled mortgage banking activity in early 2003. However, over the past few months, rates have risen and the backlog of mortgage refinancings has subsided. Also, competition for the remaining residential mortgages has increased, which tends to lower fees earned.

Noninterest Expenses. With the opening of the Kernan Boulevard branch in mid-December 2003, Oceanside's noninterest expenses have grown to $1,210,000 in the first quarter of 2004 as compared with $1,048,000 in 2003, an increase of $162,000, or 15.5%. As Oceanside's branch network has grown, the number of full-time equivalent employees has increased from 43 to 49, or 14.0%.

Total noninterest expenses allocated to the Kernan Boulevard branch totaled $91,000 for the quarter ended March 31, 2004, which accounts for a significant portion of the increases in 2004 over 2003. A summary of operating expenses allocated to the Kernan Boulevard branch follows (dollars in thousands):

              Salaries and employee benefits                      $ 43
              Expenses of bank premises and fixed assets            38
              Other operating expenses                              10
                                                                  ----

                  Total                                           $ 91
                                                                  ====

After considering the impact on noninterest expenses of the Kernan Boulevard branch and the decline in mortgage banking operations, salaries and employee benefits rose a modest 5.4%, expenses of bank premises and fixed assets grew 8.9%, and other operating expenses increased 17.6%. Besides increases in expenses from overall growth, advertising, marketing, and professional expenses were the other major contributors to the increase in noninterest operating expenses for 2004 as compared with 2003.

Provision for Income Taxes

The income tax provision was $79,000 for the three months ended March 31, 2004, an effective rate of 28.9%. This compares with an effective rate of 28.3% for the same period in 2003. The effective tax rates in 2004 and 2003 differ from the federal and state statutory rates principally due to nontaxable investment income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. We have little or no risk related to trading accounts, commodities or foreign exchange.

We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest - rate swaps. We actively monitor and manage interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on the asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in our market risk exposure since December 31, 2003.

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

                  None.

      Item 5.     Other Information.

                  None.

      Item 6.     Exhibits and Reports on Form 8-K.

                  a)    Exhibits.

                        The following exhibits are filed as part of this Form 10-QSB and this list includes the Exhibit Index:

                        Exhibit No.                        Description
                        -----------                        -----------
                        Exhibit 31.1 Certification of Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                        Exhibit 31.2 Certification of Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                        Exhibit 32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                        Exhibit 32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  b)    Reports on Form 8-K.

                        A Form 8-K was filed by the Company on January 29, 2004, which reported a press release announcing the financial results for the fiscal year ended December 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Atlantic BancGroup, Inc.


Date: May 6, 2004                          /s/ Barry W. Chandler
                                           ---------------------
                                           Barry W. Chandler
                                           President and Chief Executive Officer


Date: May 6, 2004                          /s/ David L. Young
                                           ---------------------
                                           David L. Young
                                           Executive Vice President,
                                           Chief Financial Officer, and
                                           Corporate Secretary