Form 10QSB
period 2004-06-30
ATLANTIC BANCGROUP INC
filed 2004-08-13
CIK 1087790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004
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

     Class                                      Outstanding as of August 5, 2004
---------------                                 --------------------------------
Common Stock                                    Common Stock - 1,247,516
 Par Value $0.01 per share

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                FORM 10-QSB - FOR THE QUARTER ENDED JUNE 30, 2004

                                      INDEX

                                                                                         PAGE
                                                                                        NUMBER
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

             Condensed Consolidated Statements of Financial Condition as of
             June 30, 2004 (Unaudited) and December 31, 2003..........................     3

             Consolidated Statements of Operations and Comprehensive Income
             for the Three and Six Months Ended June 30, 2004 and 2003 (Unaudited)....     4

             Condensed Consolidated Statements of Cash Flows for the Three and
             Six Months Ended June 30, 2004 and 2003 (Unaudited)......................     5

             Consolidated Statement of Stockholders' Equity (Unaudited)...............     6

             Notes to Consolidated Financial Statements (Unaudited)...................     7

             Review by Independent Certified Public Accountants.......................    12

             Report on Review by Independent Certified Public Accountants.............    12

    Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................................    13

    Item 3 - Quantitative and Qualitative Disclosures about Market Risk...............    21

    Item 4 - Controls and Procedures..................................................    21

PART II - OTHER INFORMATION...........................................................    22

SIGNATURES............................................................................    24

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in Thousands Except Per Share Data)

                                                     June 30,
                                                       2004         December 31,
                                                    (Unaudited)         2003
                                                    -----------     ------------
ASSETS
Cash and due from banks                             $    16,467     $    15,307
Federal funds sold                                        8,218           1,878
                                                    -----------     -----------
   Total cash and cash equivalents                       24,685          17,185
Interest-bearing deposits in other banks                      7               7
Securities, available-for-sale                           23,857          19,077
Securities, held-to-maturity (market value of
  $4,082 in 2004 and $4,197 in 2003)                      3,897           3,899
Stock in FHLB and correspondent bank, at cost               393             332
Loans, net                                              110,076          98,262
Facilities                                                4,169           4,179
Accrued interest receivable                                 499             476
Deferred income taxes                                       586             601
Other assets                                              2,557           1,553
                                                    -----------     -----------

       TOTAL                                        $   170,726     $   145,571
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand deposits              $    27,994     $    25,474
   Interest-bearing deposits                             11,601          11,675
   Money market deposits                                 27,376          26,539
   Savings deposits                                       6,230           5,428
   Time deposits, $100,000 and over                      19,390          16,671
   Other time deposits                                   39,648          27,591
                                                    -----------     -----------

     Total deposits                                     132,239         113,378

Other borrowings                                         24,794          18,800
Accrued interest payable on deposits                         79              66
Other accrued expenses and liabilities                      381             407
                                                    -----------     -----------

     Total liabilities                                  157,493         132,651
                                                    -----------     -----------

Commitments and contingencies                                --              --
                                                    -----------     -----------

Stockholders' equity:
   Common stock                                              12              12
   Additional paid-in capital                            11,789          11,788
   Retained earnings                                      1,678           1,172
   Accumulated other comprehensive income:
     Net unrealized holding losses on securities           (246)            (52)
                                                    -----------     -----------

     Total stockholders' equity                          13,233          12,920
                                                    -----------     -----------

       TOTAL                                        $   170,726     $   145,571
                                                    ===========     ===========

Book value per common share                         $     10.61     $     10.36
                                                    ===========     ===========

Common shares outstanding                             1,247,516       1,247,516
                                                    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)

                                                             For the Three Months      For the Six Months
                                                                Ended June 30,           Ended June 30,
                                                             ---------------------    ---------------------
                                                               2004         2003        2004         2003
                                                             --------     --------    --------     --------
Interest and fees on loans                                   $  1,745     $  1,515    $  3,373     $  2,917
Investment income on investment securities and
   interest-bearing deposits in other banks                       206          173         398          335
Federal funds sold                                                 22           22          32           41
                                                             --------     --------    --------     --------
     Total interest income                                      1,973        1,710       3,803        3,293
                                                             --------     --------    --------     --------

Interest on deposits                                              426          395         814          797
Other borrowings and federal funds purchased                       88           82         149          137
                                                             --------     --------    --------     --------
     Total interest expense                                       514          477         963          934
                                                             --------     --------    --------     --------

     Net interest income before provision for loan losses       1,459        1,233       2,840        2,359

Provision for loan losses                                          40           62         135          103
                                                             --------     --------    --------     --------

     Net interest income after provision for loan losses        1,419        1,171       2,705        2,256
                                                             --------     --------    --------     --------

Noninterest income:
   Service charges on deposit accounts                            141          141         272          279
   Mortgage banking fees                                           22           63          45          124
   Other income                                                    53           37          96           77
                                                             --------     --------    --------     --------
     Total noninterest income                                     216          241         413          480
                                                             --------     --------    --------     --------

Noninterest expenses:
   Salaries and employee benefits                                 587          509       1,180        1,060
   Expenses of bank premises and fixed assets                     208          163         441          342
   Other operating expenses                                       402          300         786          618
                                                             --------     --------    --------     --------
     Total noninterest expenses                                 1,197          972       2,407        2,020
                                                             --------     --------    --------     --------

Income before provision for income taxes                          438          440         711          716

Provision for income taxes                                        128          148         207          226
                                                             --------     --------    --------     --------

Net income                                                        310          292         504          490

Other comprehensive income, net of income taxes:
   Unrealized holding losses arising during period               (301)          --        (194)         (19)
                                                             --------     --------    --------     --------

Comprehensive income                                         $      9     $    292    $    310     $    471
                                                             ========     ========    ========     ========

Earnings per common share (adjusted for stock dividend)
   Basic                                                     $   0.24     $   0.23    $   0.40     $   0.39
                                                             ========     ========    ========     ========
   Dilutive                                                  $   0.24     $   0.23    $   0.40     $   0.39
                                                             ========     ========    ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                                                     For the Three Months       For the Six Months
                                                                        Ended June 30,            Ended June 30,
                                                                     ---------------------     ---------------------
                                                                       2004         2003         2004         2003
                                                                     --------     --------     --------     --------
Net cash provided by operating activities:
   Net income                                                        $    310     $    292     $    504     $    490
   Provision for loan losses                                               40           62          135          103
   Depreciation and amortization                                           88           70          165          140
   Net premium amortization and discount accretion                         81           73          146          120
   Net change in other assets and liabilities                            (113)         (80)         (17)        (464)
                                                                     --------     --------     --------     --------

       Net cash provided (used) by operating activities                   406          417          933          389
                                                                     --------     --------     --------     --------

Cash flows from investing activities:
   Net (increase) decrease in:
     Investment securities                                             (2,522)      (5,099)      (5,234)      (6,521)
     Interest-bearing deposits in other banks                              (3)          (2)          --           (2)
     Loans                                                             (4,145)      (4,419)     (11,949)      (8,606)
     Investment in indexed retirement plan                                 --           --         (950)          --
   Purchases of bank premises and equipment, net                          (44)        (202)        (155)        (280)
                                                                     --------     --------     --------     --------

       Net cash used by investing activities                           (6,714)      (9,722)     (18,288)     (15,409)
                                                                     --------     --------     --------     --------

Cash flows from financing activities:
   Net increase in deposits                                               689       10,441       18,861       21,348
   Proceeds from other borrowings, net of repayments                    5,558        5,759        5,994        6,740
                                                                     --------     --------     --------     --------

       Net cash provided by financing activities                        6,247       16,200       24,855       28,088
                                                                     --------     --------     --------     --------

Net increase (decrease) in cash and cash equivalents                      (61)       6,895        7,500       13,068

Cash and cash equivalents at beginning of period                       24,746       18,047       17,185       11,874
                                                                     --------     --------     --------     --------

Cash and cash equivalents at end of period                           $ 24,685     $ 24,942     $ 24,685     $ 24,942
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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                             (Dollars In Thousands)

                                                                                           Net
                                                                                        Unrealized
                                         Common Stock         Additional                 Holding       Total
                                    ----------------------     Paid-in     Retained     Losses on   Stockholders'
                                     Shares       Amount       Capital     Earnings     Securities     Equity
                                    ---------    ---------    ---------    ---------    ----------  -------------
Balance, December 31, 2003          1,247,516    $      12    $  11,788    $   1,172    $     (52)    $  12,920

Comprehensive income:
   Rounding                                --           --            1            2           --             3
   Net income                              --           --           --          504           --
   Net change in unrealized
    holding losses on securities           --           --           --           --         (194)

   Total comprehensive income              --           --           --           --           --           310
                                    ---------    ---------    ---------    ---------    ---------     ---------

Balance, June 30, 2004              1,247,516    $      12    $  11,789    $   1,678    $    (246)    $  13,233
                                    =========    =========    =========    =========    =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004

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

Our consolidated financial statements for the three and six months ended June 30, 2004 and 2003, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In management's opinion, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2003, and are incorporated herein by reference.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004

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

Recent Accounting Pronouncements - In November 2003, the Emerging Issues Task Force ("EITF") issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 addressed an entity's treatment of the impairment of securities when such impairment is considered other than temporary. The preliminary summary required disclosures only related to other than temporary impairment. In March 2004, the EITF continued its discussion and reached a consensus on the procedures for recognizing an impairment of securities considered other than temporarily impaired. The guidance in EITF 03-1 is effective for reporting periods beginning after June 15, 2004, and is not expected to have a material impact on the results of future operations.

In December 2003, the FASB revised FASB Interpretation No. 46 (originally issued in January 2003), Consolidation of Variable Interest Entities ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. This Interpretation became effective January 1, 2004, for special-purpose entities. Atlantic currently has no entities considered to be special-purpose entities. We will be required to apply FIN 46R to all other entities subject to this Interpretation no later than the end of the first reporting period that ends after December 15, 2004.

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

On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments ("SAB 105"). SAB 105 requires that when a company is recognizing and valuing a loan commitment at fair value, only differences between the guaranteed interest rate in the loan commitment and a market interest rate should be included. Any expected future cash flows related to the customer relationships or loan servicing should be excluded from the fair value measurement. The expected future cash flows that are excluded from the fair value determination include anticipated fees for servicing the funded loan, late-payment charges, other ancillary fees, or other cash flows from servicing rights. The guidance in SAB 105 is effective for mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004, and is not expected to have a material impact on the results of future operations.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three and six months ended June 30, 2004 and 2003. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. We have no dilutive potential shares outstanding for 2003 or 2004. For purposes of computing diluted EPS, the treasury stock method is used.

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended June 30, 2004 and 2003 (adjusted for the 2003 stock dividend - see Note 9):

                                                                Three Months Ended June 30,
                                                                     2004             2003
                                                                     ----             ----
      Basic EPS computation:
          Numerator - Net income                               $  310,000       $  292,000
                                                               ----------       ----------
          Denominator - Weighted average shares outstanding     1,247,516        1,247,516
                                                               ----------       ----------
          Basic EPS                                            $     0.24       $     0.23
                                                               ==========       ==========
      Diluted EPS computation:

          Numerator - Net income                               $  310,000       $  292,000
                                                               ----------       ----------
          Denominator -
               Weighted average shares outstanding              1,247,516        1,247,516
               Dilutive potential shares outstanding                   --               --
                                                               ----------       ----------
                                                                1,247,516        1,247,516
                                                               ----------       ----------
          Diluted EPS                                          $     0.24       $     0.23
                                                               ==========       ==========

                                                                  Six Months Ended June 30,
                                                                     2004             2003
                                                                     ----             ----
      Basic EPS computation:
          Numerator - Net income                               $  504,000       $  490,000
                                                               ----------       ----------
          Denominator - Weighted average shares outstanding     1,247,516        1,247,516
                                                               ----------       ----------
          Basic EPS                                            $     0.40       $     0.39
                                                               ==========       ==========
      Diluted EPS computation:

          Numerator - Net income                               $  504,000       $  490,000
                                                               ----------       ----------
          Denominator -
               Weighted average shares outstanding              1,247,516        1,247,516
               Dilutive potential shares outstanding                   --               --
                                                               ----------       ----------
                                                                1,247,516        1,247,516
                                                               ----------       ----------
          Diluted EPS                                          $     0.40       $     0.39
                                                               ==========       ==========

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                                 June 30, 2004                                 December 31, 2003
                                  -------------------------------------------     -------------------------------------------
                                               Gross       Gross                               Gross       Gross
                                 Amortized   Unrealized  Unrealized    Fair      Amortized   Unrealized  Unrealized    Fair
                                    Cost       Gains       Losses      Value        Cost       Gains       Losses      Value
                                    ----       -----       ------      -----        ----       -----       ------      -----
Available-for-sale
   Mortgage-backed securities     $24,252     $    61     $   456     $23,857     $19,161     $   131     $   215     $19,077
                                  -------     -------     -------     -------     -------     -------     -------     -------

Held-to-maturity
   State, county, and municipal
     bonds                          3,897         185          --       4,082       3,899         298          --       4,197
                                  -------     -------     -------     -------     -------     -------     -------     -------

Total investment securities       $28,149     $   246     $   456     $27,939     $23,060     $   429     $   215     $23,274
                                  =======     =======     =======     =======     =======     =======     =======     =======

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

                                                       June 30,     December 31,
                                                         2004           2003
                                                      ---------     ------------

      Real estate loans                               $  89,801      $  66,125
      Commercial and industrial loans                    15,929         26,812
      Consumer and other loans                            5,776          6,622
                                                      ---------      ---------
               Total loan portfolio                     111,506         99,559
      Less, deferred fees                                   (84)           (77)
      Less, allowance for loan losses                    (1,346)        (1,220)
                                                      ---------      ---------

               Loans, net                             $ 110,076      $  98,262
                                                      =========      =========

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses. We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for loan losses follows (dollars in thousands):

                                                For the Six     For the Twelve
                                                Months Ended     Months Ended
                                               June 30, 2004   December 31, 2003
                                               -------------   -----------------

      Balance, beginning of period                 $ 1,220         $   970
      Provision charged to operating expense           135             319
      Loans, charged-off                               (18)            (73)
      Recoveries                                         9               4
                                                   -------         -------

      Balance, end of period                       $ 1,346         $ 1,220
                                                   =======         =======


We had categorized no loans as impaired or nonaccrual at June 30, 2004, and one loan at December 31, 2003, with principal balances of $-0- and $1,000, respectively.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004

NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

                                                         June 30,   December 31,
                                                           2004        2003
                                                           ----        ----

     Customer repurchase agreements                      $22,494      $16,500
     FHLB of Atlanta advances                              2,300        2,300
                                                         -------      -------

         Total other borrowings                          $24,794      $18,800
                                                         =======      =======

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. Financial instruments at June 30, 2004, consisted of commitments to extend credit approximating $18.8 million and standby letters of credit of $2.2 million.

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

NOTE 8 - REGULATORY CAPITAL

Oceanside is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2004, of the regulatory capital requirements and actual capital on a percentage basis for Oceanside and the Holding Company:

                                                                     Regulatory
                                                         Actual      Requirement
                                                         ------      -----------
Oceanside
     Total risk-based capital ratio                      11.09%         8.00%
     Tier 1 risk-based capital ratio                     10.07%         4.00%
     Tier 1 leverage ratio                                8.37%         4.00%

Holding Company
     Total risk-based capital ratio                      11.21%         8.00%
     Tier 1 risk-based capital ratio                     10.19%         4.00%
     Tier 1 leverage ratio                                8.44%         4.00%

NOTE 9 - STOCK DIVIDEND

On May 20, 2003, our Board of Directors declared a stock dividend payable at a rate of 20% of shares issued and outstanding to stockholders of record on May 30, 2003, payable on or before June 16, 2003. The weighted average number of shares outstanding for 2003 has been adjusted to reflect this stock dividend.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  JUNE 30, 2004

Stevens, Powell & Company, P.A., Atlantic's independent certified public accountants, have made a limited review of the financial data as of June 30, 2004, and for the three and six months periods ended June 30, 2004 and 2003, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X follows:

          REPORT ON REVIEW OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have reviewed the accompanying condensed consolidated statement of financial condition of Atlantic BancGroup, Inc., ("Atlantic"), and its wholly-owned subsidiary, Oceanside Bank, as of June 30, 2004, and the related consolidated statements of operations and comprehensive income and condensed consolidated statements of cash flows for the three and six months periods ended June 30, 2004 and 2003, and the related consolidated statement of stockholders' equity for the six months period ended June 30, 2004. These consolidated financial statements are the responsibility of Atlantic's management.

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


STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
August 5, 2004

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

                              Results of Operations

Our net income for the three and six months ended June 30, 2004, was $310,000 and $504,000, respectively, as compared with $292,000 and $490,000 reported in the same periods of 2003. We were able to substantially grow earning assets and maintain a favorable mix of earning assets and deposits in the second quarter and for the six months of 2004. An overview of the more significant matters affecting our results of operations follows:

o Average earning assets grew at a pace of 27.6% and 27.0% for the three and six months ended June 30, 2004, over the same periods of 2003. With the growth in deposits and customer repurchase agreements, we were able to increase our investment portfolio and overnight federal funds to improve our liquidity and handle the increased loan demand during 2004.

o With the double-digit growth in average earning assets and the favorable mix of earning assets and deposits, we grew our net interest income (before provision for loan losses) $226,000 and $481,000, or 18.3% and 20.4%, during the three and six months ended June 30, 2004, over the comparable periods of 2003.

o During the first half of 2004, we provided for additional amounts as a charge to current income to replenish our allowance for loan losses, which reflected our growth in loans during 2003 and 2004. The provision for loan losses increased $32,000, or 31.1%, in the first half of 2004 over the same period in 2003. Our loan portfolio quality continues to compare very favorably with our peers.

o Declines in mortgage banking income and increases in expenses associated with our recently opened Kernan Boulevard branch were significant factors that reduced our net income for the quarter and six months ended June 30, 2004.

                               Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three and six months ended June 30, 2004):

                                            Three Months     Six Months     Year Ended
                                                Ended          Ended       December 31,
                                            June 30, 2004  June 30, 2004       2003
                                            -------------  -------------   ------------
   Return on average assets                      0.78%          0.67%          0.78%
   Return on average equity                      9.60%          7.78%          7.80%
   Interest-rate spread during the period        3.79%          3.88%          4.05%
   Net interest margin                           4.12%          4.23%          4.46%
   Noninterest expenses to average assets        3.01%          3.20%          3.28%

                         Liquidity and Capital Resources

Liquidity Management. Liquidity management involves monitoring the sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different statement of financial condition components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets that are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase. At June 30, 2004, we exceeded our regulatory liquidity requirements.

We expect to meet our liquidity needs with:

o available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $24.7 million at June 30, 2004;

o the repayment of loans, which include loans with a remaining maturity of one year or less (excluding those in nonaccrual status) totaling $51.2 million;

o     proceeds of unpledged investments available-for-sale;

o     growth in deposits; and,

o     if necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $8.2 million at June 30, 2004, as compared to $1.9 million at December 31, 2003. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. We had core deposits totaling $112.8 million at June 30, 2004, and $96.7 million at December 31, 2003, an increase of 16.7%. We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future.

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

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities. At June 30, 2004, we had commitments to originate loans totaling $18.8 million, and had issued, but unused, standby letters of credit of $2.2 million for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following June 30, 2004, total $44.7 million. We believe that adequate resources to fund all our anticipated commitments exists, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

Capital. The Holding Company (on a consolidated basis) and Oceanside are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, Oceanside must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Holding Company and Oceanside to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets (as defined in the regulations). Management believes, as of June 30, 2004, that the Holding Company and Oceanside met all capital adequacy requirements to which they are subject.

As of the most recent reporting period for the quarter ended June 30, 2004, Oceanside's ratios exceeded the minimum levels for the well-capitalized category. An institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since June 30, 2004, that management believes have changed Oceanside's category. The Holding Company and Oceanside's actual capital amounts and percentages are presented in the following tables (dollars in thousands):

                                         Actual            Minimum(1)       Well-Capitalized(2)
                                    Amount      %        Amount      %        Amount      %
                                    ------    -----      ------    -----      ------    -----
Oceanside
Total risk-based capital ratio     $14,670    11.09%    $10,582     8.00%    $13,227    10.00%
Tier 1 risk-based capital ratio    $13,324    10.07%    $ 5,291     4.00%    $ 7,936     6.00%
Tier 1 leverage ratio              $13,324     8.37%    $ 6,365     4.00%    $ 7,957     5.00%

                                         Actual            Minimum(1)       Well-Capitalized(2)
                                    Amount      %        Amount      %        Amount      %
                                    ------    -----      ------    -----      ------    -----
Holding Company
Total risk-based capital ratio     $14,825    11.21%    $10,582     8.00%    $13,228    10.00%
Tier 1 risk-based capital ratio    $13,479    10.19%    $ 5,291     4.00%    $ 7,937     6.00%
Tier 1 leverage ratio              $13,479     8.44%    $ 6,391     4.00%    $ 7,989     5.00%

(1)   The minimum required for adequately capitalized purposes.

(2) To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations for banks.

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

At June 30, 2004, we had thirteen loans totaling approximately $2.3 million classified as substandard and no loans classified as doubtful or loss. All of the substandard loans are either performing according to terms or principal reductions have been made and none of the loans were categorized as nonaccrual or impaired at June 30, 2004.

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

A summary of balances in the allowance for loan losses and key ratios follows (dollars in thousands):

                                                                         For the Six      For the Twelve
                                                                         Months Ended      Months Ended
                                                                        June 30, 2004    December 31, 2003
                                                                        -------------    -----------------
     End of period loans                                                   $111,422           $99,482
     End of period allowance for loan losses                               $  1,346           $ 1,220
     % of allowance for loan losses to total loans                             1.21%             1.23%
     Average loans for the period                                          $105,956           $88,922
     Net charge-offs (recoveries) as a percentage of average loans
         for the period (annualized for 2004)                                  0.02%             0.08%
     Nonperforming assets to period end loans and foreclosed property            --              0.04%
     Nonperforming assets to period end total assets                             --              0.03%


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

                                                              For the Three Months Ended June 30,
                                                            2004                               2003
                                              ------------------------------------------------------------------
                                                          Interest    Average                Interest    Average
                                               Average      and        Yield/     Average      and        Yield/
                                               Balance    Dividends    Rate       Balance    Dividends    Rate
                                               -------    ---------    ----       -------    ---------    ----
Interest-earning assets:
    Loans                                     $108,940    $  1,745      6.44%    $ 85,861    $  1,515      7.08%
    Investment and
        mortgage-backed securities (1)          27,701         206      3.43%      20,451         171      3.94%
    Other interest-earning assets                8,612          22      1.03%       7,523          24      1.28%
                                              --------    --------               --------    --------

       Total interest-earning assets (1)       145,253       1,973      5.55%     113,835       1,710      6.13%
                                                          --------                           --------

Noninterest-earning assets                      14,533                             11,409
                                              --------                           --------

       Total assets                           $159,786                           $125,244
                                              ========                           ========

Interest-bearing liabilities:
    Demand, money market
        and NOW deposits                      $ 37,845          96      1.02%    $ 29,369         100      1.37%
    Savings                                      6,206           8      0.52%       4,519          11      0.98%
    Certificates of deposit                     58,304         322      2.22%      42,774         284      2.66%
    Other                                       15,422          88      2.29%      14,323          82      2.30%
                                              --------    --------               --------    --------

       Total interest-bearing liabilities      117,777         514      1.76%      90,985         477      2.10%
                                                          --------                           --------

Noninterest-bearing liabilities                 29,017                             21,789
Stockholders' equity                            12,992                             12,470
                                              --------                           --------

       Total liabilities and
           stockholders' equity               $159,786                           $125,244
                                              ========                           ========

Net interest income before
    provision for loan losses                             $  1,459                           $  1,233
                                                          ========                           ========

Interest-rate spread                                                    3.79%                              4.03%
                                                                    ========                           ========

Net interest margin (1)                                                 4.12%                              4.45%
                                                                    ========                           ========

Ratio of average interest-earning assets
    to average interest-bearing liabilities     123.33%                            125.11%
                                              ========                           ========

(1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

                                                               For the Six Months Ended June 30,
                                                            2004                               2003
                                              ------------------------------------------------------------------
                                                          Interest    Average                Interest    Average
                                               Average      and        Yield/     Average      and        Yield/
                                               Balance    Dividends    Rate       Balance    Dividends    Rate
                                               -------    ---------    ----       -------    ---------    ----
Interest-earning assets:
    Loans                                     $105,956    $  3,373      6.40%    $ 83,341    $  2,917      7.06%
    Investment and
        mortgage-backed securities (1)          25,459         398      3.62%      18,575         330      4.23%
    Other interest-earning assets                6,577          32      0.98%       6,768          46      1.37%
                                              --------    --------               --------    --------

       Total interest-earning assets (1)       137,992       3,803      5.63%     108,684       3,293      6.22%
                                                          --------                           --------

Noninterest-earning assets                      13,508                             10,880
                                              --------                           --------

       Total assets                           $151,500                           $119,564
                                              ========                           ========

Interest-bearing liabilities:
    Demand, money market
        and NOW deposits                      $ 36,348         187      1.03%    $ 28,528         196      1.39%
    Savings                                      5,946          15      0.51%       4,479          22      0.99%
    Certificates of deposit                     53,768         612      2.29%      40,723         579      2.87%
    Other                                       14,377         149      2.08%      12,756         137      2.17%
                                              --------    --------               --------    --------

       Total interest-bearing liabilities      110,439         963      1.75%      86,486         934      2.18%
                                                          --------                           --------

Noninterest-bearing liabilities                 28,040                             20,718
Stockholders' equity                            13,021                             12,360
                                              --------                           --------

       Total liabilities and
           stockholders' equity               $151,500                           $119,564
                                              ========                           ========

Net interest income before
    provision for loan losses                             $  2,840                           $  2,359
                                                          ========                           ========

Interest-rate spread                                                    3.88%                              4.04%
                                                                    ========                           ========

Net interest margin (1)                                                 4.23%                              4.49%
                                                                    ========                           ========

Ratio of average interest-earning assets
    to average interest-bearing liabilities     124.95%                            125.67%
                                              ========                           ========

(1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

             Comparison of Three Months Ended June 30, 2004 and 2003

Interest Income and Expense

Interest Income. Interest income was $1,973,000 and $1,710,000 for the three months ended June 30, 2004 and 2003, respectively. While we experienced a substantial decline in yields on average earning assets of 58 basis points, the favorable growth in average earning assets of $31.4 million, or 27.6%, netted an overall growth rate of 15.4% for interest income. The decline in yields was the result of recent declines in the interest rate environment. Average loans as a percentage of average earning assets decreased slightly to 75.0% in the second quarter of 2004 as compared with 75.4% in 2003. We saw a shift in the percentage of investment securities to 19.1% in 2004 from 18.0% in 2003, while the percentage of other interest-earning assets to total interest-earning assets shifted from 6.6% in 2003 to 5.9% in 2004.

Interest Expense. Interest expense was $514,000 and $477,000 for the three months ended June 30, 2004 and 2003, respectively. While average interest-bearing liabilities grew by $26.8 million, or 29.4%, during this period, interest expense increased only 7.8% as a result of the decline in the rate environment with the cost of funds dropping to 1.76% from 2.10% in the second quarter of 2004 over the same period in 2003.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses was $1,459,000 and $1,233,000 for the three months ended June 30, 2004 and 2003, respectively. The net interest margin for the second quarter of 2004 was 4.12% as compared with the net interest margin in 2003 of 4.45%, a decrease of 33 basis points.

Provision for Loan Losses

We recorded provisions for loan losses totaling $40,000 and $62,000 for the three months ended June 30, 2004 and 2003, respectively, which reflects management's assessment of the overall quality of the loan portfolio and historically low levels of loan losses.

Noninterest Income and Expenses

Noninterest Income. Total noninterest income declined 10.4% to $216,000 for the three months ended June 30, 2004, from $241,000 for the three months ended June 30, 2003. Fees and service charges on deposit accounts remained steady at $141,000. Mortgage banking fees declined $41,000, or 65.1%, in the second quarter of 2004 over the same period in 2003, as we experienced a slowdown in mortgage refinancings and activity that reflected the overall trend in the mortgage banking industry during 2003 and into 2004. Partially offsetting the decline in income from the mortgage banking operations was a decrease of $20,000 in salaries and employee benefits shown in noninterest expenses. The net impact was a reduction in income before provision for income taxes. During 2003, interest rates on home mortgages dropped substantially, which fueled mortgage banking activity in early 2003. However, over the past few months, rates have risen and the backlog of mortgage refinancings has subsided. Also, competition for the remaining residential mortgages has increased, which tends to lower fees earned.

Noninterest Expenses. With the opening of the Kernan Boulevard branch in mid-December 2003, Oceanside's noninterest expenses have grown to $1,197,000 in the second quarter of 2004 as compared with $972,000 in 2003, an increase of $225,000, or 23.1%. As Oceanside's branch network has grown, the number of full-time equivalent employees at quarter end has increased from 42 to 48, or 14.3%.

Total noninterest expenses allocated to the Kernan Boulevard branch totaled $99,000 for the three months ended June 30, 2004, which accounts for a significant portion of the increases in 2004 over 2003. A summary of operating expenses allocated to the Kernan Boulevard branch follows (dollars in thousands):

     Salaries and employee benefits                               $ 40
     Expenses of bank premises and fixed assets                     55
     Other operating expenses                                        4
                                                                  ----

         Total                                                    $ 99
                                                                  ====

After considering the impact on noninterest expenses of the Kernan Boulevard branch, salaries and employee benefits rose 7.5%, expenses of bank premises and fixed assets declined 6.1%, and other operating expenses increased 32.7%. Besides increases in expenses from overall growth, advertising, marketing, and professional expenses were the other major contributors to the increase in noninterest operating expenses for 2004 as compared with 2003.

Provision for Income Taxes

The income tax provision was $128,000 for the three months ended June 30, 2004, an effective rate of 29.2%. This compares with an effective rate of 33.6% for the same period in 2003. The effective tax rates in 2004 and 2003 differ from the federal and state statutory rates principally due to nontaxable investment income.

              Comparison of Six Months Ended June 30, 2004 and 2003

Interest Income and Expense

Interest Income. Interest income was $3,803,000 and $3,293,000 for the six months ended June 30, 2004 and 2003, respectively. While we experienced a substantial decline in yields on average earning assets of 59 basis points, the favorable growth in average earning assets of $29.3 million, or 27.0%, netted an overall growth rate of 15.5% for interest income. The decline in yields was the result of recent declines in the interest rate environment. Average loans as a percentage of average earning assets increased slightly to 76.8% in the first half of 2004 as compared with 76.7% in 2003. We saw a shift in the percentage of investment securities to 18.4% in 2004 from 17.1% in 2003, while the percentage of other interest-earning assets to total interest-earning assets shifted from 6.2% in 2003 to 4.8% in 2004.

Interest Expense. Interest expense was $963,000 and $934,000 for the six months ended June 30, 2004 and 2003, respectively. While average interest-bearing liabilities grew by $24.0 million, or 27.7%, during this period, interest expense increased only 3.1% as a result of the decline in the rate environment with the cost of funds dropping to 1.75% from 2.18% in the first half of 2004 over the same period in 2003.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses was $2,840,000 and $2,359,000 for the six months ended June 30, 2004 and 2003, respectively. The net interest margin for the first half of 2004 was 4.23% as compared with the net interest margin in 2003 of 4.49%, a decrease of 26 basis points.

Provision for Loan Losses

We recorded provisions for loan losses totaling $135,000 and $103,000 for the six months ended June 30, 2004 and 2003, respectively, which reflects the growth in the loan portfolio.

Noninterest Income and Expenses

Noninterest Income. Total noninterest income for the six months ended June 30, 2004, declined 14.0% to $413,000 from $480,000 for the comparable period in 2003. Fees and service charges on deposit accounts declined 2.5%, or $7,000. Mortgage banking fees declined $79,000, or 63.7%, in the first half of 2004 over the same period in 2003, as we experienced a slowdown in mortgage refinancings and activity that reflected the overall trend in the mortgage banking industry during 2003 and into 2004. Partially offsetting the decline in income from the mortgage banking operations was a decrease of $63,000 in salaries and employee benefits shown in noninterest expenses. The net impact was a reduction in income before provision for income taxes. During 2003, interest rates on home mortgages dropped substantially, which fueled mortgage banking activity in early 2003. However, over the past few months, rates have risen and the backlog of mortgage refinancings has subsided. Also, competition for the remaining residential mortgages has increased, which tends to lower fees earned.

Noninterest Expenses. With the opening of the Kernan Boulevard branch in mid-December 2003, Oceanside's noninterest expenses have grown to $2,407,000 in the first half of 2004 as compared with $2,020,000 in 2003, an increase of $387,000, or 19.2%. As Oceanside's branch network has grown, the number of full-time equivalent employees at quarter end has increased from 42 to 48, or 14.3%.

Total noninterest expenses allocated to the Kernan Boulevard branch totaled $190,000 for the six months ended June 30, 2004, which accounts for a significant portion of the increases in 2004 over 2003. A summary of operating expenses allocated to the Kernan Boulevard branch follows (dollars in thousands):

     Salaries and employee benefits                              $ 83
     Expenses of bank premises and fixed assets                    93
     Other operating expenses                                      14
                                                                 ----

         Total                                                   $190
                                                                 ====

After considering the impact on noninterest expenses of the Kernan Boulevard branch, salaries and employee benefits rose 3.5%, expenses of bank premises and fixed assets grew 1.8%, and other operating expenses increased 24.9%. Besides increases in expenses from overall growth, advertising, marketing, and professional expenses were the other major contributors to the increase in noninterest operating expenses for 2004 as compared with 2003.

Provision for Income Taxes

The income tax provision was $207,000 for the six months ended June 30, 2004, an effective rate of 29.1%. This compares with an effective rate of 31.6% for the same period in 2003. The effective tax rates in 2004 and 2003 differ from the federal and state statutory rates principally due to nontaxable investment income.

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

            None.

      Item 3. Defaults upon Senior Securities.

            None.

      Item 4. Submission of Matters to a Vote of Security Holders.

            An Annual Meeting of Shareholders was held on April 22, 2004. At that meeting, a majority of the shareholders of record voted to elect a total of three Class II directors with terms to expire in 2007 (Proposal I); to ratify the Directors' appointment of Stevens, Powell & Company, P.A., as the independent auditors for Atlantic BancGroup, Inc., for the fiscal year ending December 31, 2004 (Proposal II); to approve the adjournment of the Annual Meeting to solicit additional proxies in the event that there were not sufficient votes to approve any one or more or the proposals at the 2004 Annual Meeting (Proposal III).

            Proposal I

                        Class II Directors with Terms Expiring in 2007
            --------------------------------------------------------------------
                                                    Votes Against or     Votes
                     Director         Votes For         Withheld       Abstained
            --------------------------------------------------------------------
            Donald F. Glisson, Jr.     910,746           2,400             --
            --------------------------------------------------------------------
            Robin H. Scheiderman       910,746           2,400             --
            --------------------------------------------------------------------
            Gordon K. Watson           911,466           1,680             --
            --------------------------------------------------------------------

            Proposal II

                 ---------------------------------------------------
                 Votes For       Votes Against or    Votes Abstained
                                     Withheld
                 ---------------------------------------------------
                  911,226             1,920                --
                 ---------------------------------------------------

            Proposal III

                 ---------------------------------------------------
                 Votes For       Votes Against or    Votes Abstained
                                     Withheld
                 ---------------------------------------------------
                  904,746             8,400                --
                 ---------------------------------------------------

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

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

                  A Form 8-K was filed by the Company on April 30, 2004, which reported a press release announcing the financial results for the quarter ended March 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Atlantic BancGroup, Inc.


Date: August 5, 2004                      /s/ Barry W. Chandler
                                          ---------------------
                                          Barry W. Chandler
                                          President and Chief Executive Officer


Date: August 5 2004                       /s/ David L. Young
                                          ------------------
                                          David L. Young
                                          Executive Vice President,
                                          Chief Financial Officer, and
                                          Corporate Secretary