Form 10QSB
period 2004-09-30
ATLANTIC BANCGROUP INC
filed 2004-11-15
CIK 1087790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 2004
                        Commission File Number 001-15061

                                   ----------

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

                                   ----------

                                 (904) 247-9494
                                 --------------
                 (Issuer's telephone number including area code)

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

     Class                                    Outstanding as of November 9, 2004
---------------                               ----------------------------------
Common Stock                                  Common Stock - 1,247,516
  Par Value $0.01 per share

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

             FORM 10-QSB - FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                      INDEX
                                      -----

                                                                                                     PAGE
                                                                                                    NUMBER
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Condensed Consolidated Statements of Financial Condition as of
                  September 30, 2004 (Unaudited) and December 31, 2003.................................  3

                  Consolidated Statements of Operations and Comprehensive Income
                  for the Three and Nine Months Ended September 30, 2004 and 2003 (Unaudited)..........  4

                  Condensed Consolidated Statements of Cash Flows for the Three and
                  Nine Months Ended September 30, 2004 and 2003 (Unaudited)............................  5

                  Consolidated Statement of Stockholders' Equity (Unaudited)...........................  6

                  Notes to Consolidated Financial Statements (Unaudited)...............................  7

                  Review by Independent Certified Public Accountants................................... 12

                  Report on Review by Independent Certified Public Accountants......................... 12

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................................ 13

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk........................... 21

         Item 4 - Controls and Procedures.............................................................. 21


PART II - OTHER INFORMATION............................................................................ 22

SIGNATURES............................................................................................. 23

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in Thousands Except Per Share Data)

                                                     September 30,
                                                         2004          December 31,
                                                      (Unaudited)           2003
                                                     -------------     ------------
ASSETS
Cash and due from banks                               $     7,184       $    15,307
Federal funds sold                                          1,040             1,878
                                                      -----------       -----------
   Total cash and cash equivalents                          8,224            17,185
Interest-bearing deposits in other banks                        5                 7
Securities, available-for-sale                             24,498            19,077
Securities, held-to-maturity (market value of
  $4,228 in 2004 and $4,197 in 2003)                        3,896             3,899
Stock in FHLB and correspondent bank, at cost                 565               332
Loans, net                                                120,207            98,262
Other real estate owned                                       512                --
Facilities                                                  4,130             4,179
Accrued interest receivable                                   589               476
Deferred income taxes                                         500               601
Investment in indexed retirement plan                       2,338             1,327
Other assets                                                  382               226
                                                      -----------       -----------

       TOTAL                                          $   165,846       $   145,571
                                                      ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand deposits                $    26,617       $    25,474
   Interest-bearing deposits                                8,505            11,675
   Money market deposits                                   31,272            26,539
   Savings deposits                                         6,367             5,428
   Time deposits, $100,000 and over                        21,181            16,671
   Other time deposits                                     44,308            27,591
                                                      -----------       -----------

     Total deposits                                       138,250           113,378

Other borrowings                                           13,043            18,800
Accrued interest payable on deposits                           88                66
Other accrued expenses and liabilities                        675               407
                                                      -----------       -----------

     Total liabilities                                    152,056           132,651
                                                      -----------       -----------

Commitments and contingencies                                  --                --
                                                      -----------       -----------

Stockholders' equity:
   Common stock                                                12                12
   Additional paid-in capital                              11,789            11,788
   Retained earnings                                        2,060             1,172
   Accumulated other comprehensive income:
     Net unrealized holding losses on securities              (71)              (52)
                                                      -----------       -----------

     Total stockholders' equity                            13,790            12,920
                                                      -----------       -----------

       TOTAL                                          $   165,846       $   145,571
                                                      ===========       ===========

Book value per common share                           $     11.05       $     10.36
                                                      ===========       ===========

Common shares outstanding                               1,247,516         1,247,516
                                                      ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)

                                                            For the Three Months Ended  For the Nine Months Ended
                                                                   September 30,              September 30,
                                                            --------------------------  -------------------------
                                                                 2004         2003          2004          2003
                                                                ------      -------       -------       -------
Interest and fees on loans                                      $1,830      $ 1,562       $ 5,203       $ 4,479
Investment income on investment securities and
   interest-bearing deposits in other banks                        237          174           635           509
Federal funds sold                                                  15           10            47            51
                                                                ------      -------       -------       -------
     Total interest income                                       2,082        1,746         5,885         5,039
                                                                ------      -------       -------       -------

Interest on deposits                                               503          356         1,317         1,153
Other borrowings and federal funds purchased                        75           82           224           219
                                                                ------      -------       -------       -------
     Total interest expense                                        578          438         1,541         1,372
                                                                ------      -------       -------       -------

     Net interest income before provision for loan losses        1,504        1,308         4,344         3,667

Provision for loan losses                                           --          153           135           256
                                                                ------      -------       -------       -------

     Net interest income after provision for loan losses         1,504        1,155         4,209         3,411
                                                                ------      -------       -------       -------

Noninterest income:
   Service charges on deposit accounts                             161          147           433           426
   Mortgage banking fees                                            49           24            94           148
   Other income                                                     91           42           187           119
                                                                ------      -------       -------       -------
     Total noninterest income                                      301          213           714           693
                                                                ------      -------       -------       -------

Noninterest expenses:
   Salaries and employee benefits                                  570          524         1,750         1,584
   Expenses of bank premises and fixed assets                      244          188           685           530
   Other operating expenses                                        436          393         1,222         1,011
                                                                ------      -------       -------       -------
     Total noninterest expenses                                  1,250        1,105         3,657         3,125
                                                                ------      -------       -------       -------

Income before provision for income taxes                           555          263         1,266           979

Provision for income taxes                                         173           84           380           310
                                                                ------      -------       -------       -------

Net income                                                         382          179           886           669

Other comprehensive income, net of income taxes:
   Unrealized holding gains (losses) arising during period         175         (222)          (19)         (241)
                                                                ------      -------       -------       -------

Comprehensive income                                            $  557      $   (43)      $   867       $   428
                                                                ======      =======       =======       =======

Earnings per common share (adjusted for stock dividend)
   Basic                                                        $ 0.31      $  0.14       $  0.71       $  0.54
                                                                ======      =======       =======       =======
   Dilutive                                                     $ 0.31      $  0.14       $  0.71       $  0.54
                                                                ======      =======       =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                                           For the Three Months Ended     For the Nine Months Ended
                                                                  September 30,                September 30,
                                                           --------------------------     -------------------------
                                                               2004           2003           2004           2003
                                                             --------       --------       --------       --------
Net cash provided by operating activities:
   Net income                                                $    382       $    179       $    886       $    669
   Provision for loan losses                                       --            153            135            256
   Depreciation and amortization                                   89             68            254            208
   Net premium amortization and discount accretion                 57            116            203            236
   Increase in cash surrender value of investment
     in indexed retirement plan                                    26             13             61             37
   Net change in other assets and liabilities                    (167)          (193)          (219)          (681)
                                                             --------       --------       --------       --------

       Net cash provided by operating activities                  387            336          1,320            725
                                                             --------       --------       --------       --------

Cash flows from investing activities:
   Net (increase) decrease in:
     Investment securities                                       (417)        (2,050)        (5,651)        (8,571)
     Interest-bearing deposits in other banks                       2              2              2             --
     Loans                                                    (10,643)        (6,708)       (22,592)       (15,314)
     Investment in indexed retirement plan                         --             --           (950)            --
   Purchases of bank premises and equipment, net                  (50)          (509)          (205)          (789)
                                                             --------       --------       --------       --------

       Net cash used by investing activities                  (11,108)        (9,265)       (29,396)       (24,674)
                                                             --------       --------       --------       --------

Cash flows from financing activities:
   Net increase in deposits                                     6,011          2,422         24,872         23,770
   Proceeds from other borrowings, net of repayments          (11,751)           696         (5,757)         7,436
                                                             --------       --------       --------       --------

       Net cash provided (used) by financing activities        (5,740)         3,118         19,115         31,206
                                                             --------       --------       --------       --------

Net increase (decrease) in cash and cash equivalents          (16,461)        (5,811)        (8,961)         7,257

Cash and cash equivalents at beginning of period               24,685         24,942         17,185         11,874
                                                             --------       --------       --------       --------

Cash and cash equivalents at end of period                   $  8,224       $ 19,131       $  8,224       $ 19,131
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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                             (Dollars In Thousands)

                                                                                         Net
                                                                                      Unrealized
                                          Common Stock      Additional                 Holding        Total
                                      -------------------     Paid-in     Retained    Losses on    Stockholders'
                                        Shares     Amount     Capital     Earnings    Securities      Equity
                                      ---------    ------   ----------    --------    ----------   -------------
Balance, December 31, 2003            1,247,516      $12      $11,788      $1,172        $(52)        $12,920

Comprehensive income:
   Rounding                                  --       --            1           2          --               3
   Net income                                --       --           --         886          --
   Net change in unrealized
    holding losses on securities             --       --           --          --         (19)

   Total comprehensive income                --       --           --          --          --             867
                                      ---------      ---      -------      ------        ----         -------

Balance, September 30, 2004           1,247,516      $12      $11,789      $2,060        $(71)        $13,790
                                      =========      ===      =======      ======        ====         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004

NOTE 1 - ACCOUNTING POLICIES

Atlantic BancGroup, Inc. (the "Holding Company") is a bank holding company registered with the Federal Reserve and owns 100% of the outstanding stock of Oceanside Bank ("Oceanside"). Oceanside, which opened July 21, 1997, is a state-chartered commercial bank. Oceanside's deposits are insured by the Federal Deposit Insurance Corporation. The Holding Company's primary business activities are the operations of Oceanside and it operates in only one reportable industry segment, banking. Collectively, the entities are referred to as "Atlantic." References to Atlantic and Oceanside throughout these consolidated financial statements are made using the first-person notations of "we," "our," and "us."

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

Our consolidated financial statements for the three and nine months ended September 30, 2004 and 2003, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In management's opinion, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2003, and are incorporated herein by reference.

Oceanside provides a wide range of banking services to individual and corporate customers primarily in Duval County and St. Johns County, Florida. We are subject to regulations issued by certain regulatory agencies and undergo periodic examinations by those agencies.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and valuation of other real estate owned ("OREO").

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004

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

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on paragraphs 6 through 20, 22 and 23 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 30-01). Paragraph 23 of EITF 03-01 provided for adoption of the related consensus as of the beginning of the third quarter 2004. Subsequent to the FASB's ratification, in September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1. FSP EITF 03-1-1 effectively delays the guidance in paragraphs 10 through 20 of EITF 03-01 until the FASB issues final guidance, expected in the fourth quarter of 2004. In addition, the FASB issued proposed FSP EITF 03-1-a, which provides guidance on the application of EITF

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004

NOTE 1 - ACCOUNTING POLICIES (Continued)

03-01 to debt securities that are impaired as a result of interest rate and/or sector spread increases. The proposed FSP 03-1-a is expected to be discussed and issued in final form in the fourth quarter of 2004.

Paragraphs 10 through 20 of EITF 03-01 provide guidance on when impairment of debt and equity securities is considered other-than-temporary. This guidance generally states impairment is considered other-than-temporary unless the holder of the security has both the intent and ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary. We are currently evaluating the impact implementation of this guidance could have on our consolidated financial position or results of operations.

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2004 and 2003. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. We have no dilutive potential shares outstanding for 2003 or 2004. For purposes of computing diluted EPS, the treasury stock method is used.

The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended September 30, 2004 and 2003 (adjusted for the 2003 stock dividend - see Note 9):

                                                              Three Months Ended September 30,
                                                                    2004            2003
                                                                    ----            ----
      Basic EPS computation:
          Numerator - Net income                                 $  382,000      $  179,000
                                                                 ----------      ----------
          Denominator - Weighted average shares outstanding       1,247,516       1,247,516
                                                                 ----------      ----------
          Basic EPS                                              $     0.31      $     0.14
                                                                 ==========      ==========
      Diluted EPS computation:

          Numerator - Net income                                 $  382,000      $  179,000
                                                                 ----------      ----------
          Denominator -
               Weighted average shares outstanding                1,247,516       1,247,516
               Dilutive potential shares outstanding                     --              --
                                                                 ----------      ----------
                                                                  1,247,516       1,247,516
                                                                 ----------      ----------
          Diluted EPS                                            $     0.31      $     0.14
                                                                 ==========      ==========

                                                               Nine Months Ended September 30,
                                                                    2004            2003
                                                                    ----            ----
      Basic EPS computation:
          Numerator - Net income                                 $  886,000      $  669,000
                                                                 ----------      ----------
          Denominator - Weighted average shares outstanding       1,247,516       1,247,516
                                                                 ----------      ----------
          Basic EPS                                              $     0.71      $     0.54
                                                                 ==========      ==========
      Diluted EPS computation:

          Numerator - Net income                                 $  886,000      $  669,000
                                                                 ----------      ----------
          Denominator -
               Weighted average shares outstanding                1,247,516       1,247,516
               Dilutive potential shares outstanding                     --              --
                                                                 ----------      ----------
                                                                  1,247,516       1,247,516
                                                                 ----------      ----------
          Diluted EPS                                            $     0.71      $     0.54
                                                                 ==========      ==========

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                               September 30, 2004                            December 31, 2003
                                  -----------------------------------------     -----------------------------------------
                                               Gross Unrealized                              Gross Unrealized
                                  Amortized    ----------------       Fair      Amortized    ----------------      Fair
                                     Cost      Gains     Losses      Value         Cost      Gains     Losses      Value
                                     ----      -----     ------      -----         ----      -----     ------      -----
Available-for-sale
------------------
   Mortgage-backed securities      $24,614      $151      $267      $24,498      $19,161      $131      $215      $19,077
                                   -------      ----      ----      -------      -------      ----      ----      -------
Held-to-maturity
----------------
   State, county, and
     municipal bonds                 3,896       332        --        4,228        3,899       298        --        4,197
                                   -------      ----      ----      -------      -------      ----      ----      -------

Total investment securities        $28,510      $483      $267      $28,726      $23,060      $429      $215      $23,274
                                   =======      ====      ====      =======      =======      ====      ====      =======

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

                                         September 30,   December 31,
                                             2004            2003
                                           ---------       --------

      Real estate loans                    $  95,541       $ 66,125
      Commercial and industrial loans         19,640         26,812
      Consumer and other loans                 6,459          6,622
                                           ---------       --------
               Total loan portfolio          121,640         99,559
      Less, deferred fees                        (87)           (77)
      Less, allowance for loan losses         (1,346)        (1,220)
                                           ---------       --------

               Loans, net                  $ 120,207       $ 98,262
                                           =========       ========

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses. We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for loan losses follows (dollars in thousands):

                                               For the Nine         For the Twelve
                                               Months Ended          Months Ended
                                            September 30, 2004     December 31, 2003
                                            ------------------     -----------------
      Balance, beginning of period                $ 1,220               $   970
      Provision charged to operating expense          135                   319
      Loans, charged-off                              (18)                  (73)
      Recoveries                                        9                     4
                                                  -------               -------

      Balance, end of period                      $ 1,346               $ 1,220
                                                  =======               =======

We had categorized one SBA loan with an 85% guaranty as nonaccrual at September 30, 2004, and one loan at December 31, 2003, with principal balances of $103,000 and $1,000, respectively.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2004

NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

                                       September 30,   December 31,
                                            2004           2003
                                          -------        -------

      Customer repurchase agreements      $10,743        $16,500
      FHLB of Atlanta advances              2,300          2,300
                                          -------        -------

          Total other borrowings          $13,043        $18,800
                                          =======        =======

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. Financial instruments at September 30, 2004, consisted of commitments to extend credit approximating $17.7 million and standby letters of credit of $2.3 million.

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

NOTE 8 - REGULATORY CAPITAL

We are required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2004, of the regulatory capital requirements and actual capital on a percentage basis for Oceanside and the Holding Company:

                                                                   Regulatory
                                                     Actual        Requirement
                                                     ------        -----------
Oceanside
---------
     Total risk-based capital ratio                  10.91%              8.00%
     Tier 1 risk-based capital ratio                  9.93%              4.00%
     Tier 1 leverage ratio                            8.51%              4.00%

Holding Company
---------------
     Total risk-based capital ratio                  11.00%              8.00%
     Tier 1 risk-based capital ratio                 10.03%              4.00%
     Tier 1 leverage ratio                            8.59%              4.00%

NOTE 9 - STOCK DIVIDEND

On May 20, 2003, our Board of Directors declared a stock dividend payable at a rate of 20% of shares issued and outstanding to stockholders of record on May 30, 2003, payable on or before June 16, 2003. The weighted average number of shares outstanding for 2003 has been adjusted to reflect this stock dividend.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                               SEPTEMBER 30, 2004

Stevens, Powell & Company, P.A., Atlantic's independent registered public accounting firm, have made a limited review of the interim financial data as of September 30, 2004, and for the three and nine month periods ended September 30, 2004 and 2003, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X follows:

          REPORT ON REVIEW OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have reviewed the accompanying interim condensed consolidated statement of financial condition of Atlantic BancGroup, Inc., and its wholly-owned subsidiary, Oceanside Bank, as of September 30, 2004, and the related interim consolidated statements of operations and comprehensive income and interim condensed consolidated statements of cash flows for the three and nine month periods ended September 30, 2004 and 2003, and the related interim consolidated statement of stockholders' equity for the nine months period ended September 30, 2004. These interim consolidated financial statements are the responsibility of Atlantic's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our reviews, we are not aware of any material modifications that should be made to the interim condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated statement of financial condition as of December 31, 2003, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated January 30, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


/s/ Stevens, Powell & Company, P.A.

STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
November 9, 2004

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

                              Results of Operations

Our net income for the three and nine months ended September 30, 2004, was $382,000 and $886,000, respectively, as compared with $179,000 and $669,000 reported in the same periods of 2003. We were able to substantially grow earning assets and maintain a favorable mix of earning assets and deposits in the third quarter and for the nine months of 2004. An overview of the more significant matters affecting our results of operations follows:

o Average earning assets grew at a pace of 24.1% and 25.9% for the three and nine months ended September 30, 2004, over the same periods of 2003. With the growth in deposits and customer repurchase agreements, we were able to increase our average investment portfolio and overnight federal funds to improve our liquidity and handle the increased loan demand during 2004.

o With the double-digit growth in average earning assets and the favorable mix of earning assets and deposits, we grew our net interest income (before provision for loan losses) $196,000 and $677,000, or 15.0% and 18.5%, during the three and nine months ended September 30, 2004, over the comparable periods of 2003.

o During the quarter ended September 30, 2004, we transferred a portion of a loan previously classified as substandard to OREO. After reviewing the net realizable value of the OREO, the level of reserves for our other classified loans, and the remainder of our loan portfolio, we concluded that no additional provision for loan losses was necessary. Our loan portfolio quality continues to compare very favorably with our peers.

o Increases in expenses associated with our recently opened Kernan Boulevard branch partially offset our net income for the quarter and nine months ended September 30, 2004.

                               Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three and nine months ended September 30, 2004):

                                                     Three Months            Nine Months        Year Ended
                                                         Ended                  Ended           December 31,
                                                 September 30, 2004     September 30, 2004          2003
                                                 ------------------     ------------------      ------------
   Return on average assets                              0.94%                 0.77%               0.78%
   Return on average equity                             11.02%                 8.91%               7.80%
   Interest-rate spread during the period                3.67%                 3.80%               4.05%
   Net interest margin                                   4.04%                 4.16%               4.46%
   Noninterest expenses to average assets                3.09%                 3.16%               3.28%

                         Liquidity and Capital Resources

Liquidity Management. Liquidity management involves monitoring the sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different statement of financial condition components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets that are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase. At September 30, 2004, we exceeded our regulatory liquidity requirements.

We expect to meet our liquidity needs with:

o available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $8.2 million at September 30, 2004;

o the repayment of loans, which include loans with a remaining maturity of one year or less (excluding those in nonaccrual status) totaling $54.9 million;

o proceeds of unpledged securities available-for-sale, which totaled $13.8 million at September 30, 2004;

o     growth in deposits; and,

o     if necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $1.0 million at September 30, 2004, as compared to $1.9 million at December 31, 2003. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. We had core deposits totaling $117.1 million at September 30, 2004, and $96.7 million at December 31, 2003, an increase of 21.1%. We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future.

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

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities. At September 30, 2004, we had commitments to originate loans totaling $17.7 million, and had issued, but unused, standby letters of credit of $2.3 million for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following September 30, 2004, total $41.8 million. We believe that adequate resources exist to fund all our anticipated commitments, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

Capital. The Holding Company (on a consolidated basis) and Oceanside are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Holding Company and Oceanside must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Holding Company and Oceanside to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets (as defined in the regulations). Management believes, as of September 30, 2004, that the Holding Company and Oceanside met all capital adequacy requirements to which they are subject.

As of the most recent reporting period for the quarter ended September 30, 2004, Oceanside's ratios exceeded the minimum levels for the well-capitalized category. An institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since September 30, 2004, that management believes have changed Oceanside's category. The Holding Company and Oceanside's actual capital amounts and percentages are presented in the following tables (dollars in thousands):

                                                            Actual            Minimum(1)       Well-Capitalized(2)
                                                      Amount       %        Amount      %         Amount        %
                                                      ------      ---       ------     ---        ------       ---
Oceanside
---------
Total risk-based capital ratio                       $15,075     10.91%    $11,057      8.00%    $13,822     10.00%
Tier 1 risk-based capital ratio                      $13,729      9.93%    $ 5,529      4.00%    $ 8,293      6.00%
Tier 1 leverage ratio                                $13,729      8.51%    $ 6,453      4.00%    $ 8,067      5.00%

                                                           Actual             Minimum(1)        Well-Capitalized(2)
                                                      Amount       %        Amount      %         Amount        %
                                                      ------      ---       ------     ---        ------       ---
Holding Company
---------------
Total risk-based capital ratio                       $15,207     11.00%    $11,058      8.00%    $13,822     10.00%
Tier 1 risk-based capital ratio                      $13,861     10.03%    $ 5,529      4.00%    $ 8,293      6.00%
Tier 1 leverage ratio                                $13,861      8.59%    $ 6,453      4.00%    $ 8,067      5.00%

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

At September 30, 2004, we had eleven loans totaling approximately $1.8 million classified as substandard, one loan totaling $103,000 classified as doubtful and nonaccrual, and one loan totaling $2,000 classified as a loss. All of the substandard loans are either performing according to terms, or principal reductions have been made with, in management's opinion, adequate reserves established. During the quarter ended September 30, 2004, OREO valued at $512,000 was transferred form the loan portfolio.

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

A summary of balances in the allowance for loan losses and key ratios follows (dollars in thousands):

                                                                              For the Nine      For the Twelve
                                                                              Months Ended       Months Ended
                                                                          September 30, 2004   December 31, 2003
                                                                          ------------------   -----------------
      End of period loans (net of deferred fees)                              $   121,553         $    99,482
      End of period allowance for loan losses                                 $     1,346         $     1,220
      % of allowance for loan losses to total loans                                  1.11%               1.23%
      Average loans for the period                                            $   109,924         $    88,922
      Net charge-offs (recoveries) as a percentage of average loans
          for the period (annualized for 2004)                                       0.01%               0.08%
      Nonperforming assets to period end loans and foreclosed property               0.52%               0.04%
      Nonperforming assets to period end total assets                                0.38%               0.03%

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

                                                              For the Three Months Ended September 30,
                                                            2004                                    2003
                                              -----------------------------------    ----------------------------------
                                                          Interest        Average                 Interest      Average
                                              Average        and          Yield/     Average        and         Yield/
                                              Balance     Dividends        Rate      Balance      Dividends      Rate
                                              -------     ---------        ----      -------      ---------      ----
Interest-earning assets:
    Loans                                    $117,860       $1,830         6.18%    $  91,456       $1,562       6.78%
    Investment and
        mortgage-backed securities (1)         28,411          237         3.74%       26,081          171       3.09%
    Other interest-earning assets               4,957           15         1.20%        4,290           13       1.20%
                                             --------       ------                  ---------       ------

       Total interest-earning assets (1)      151,228        2,082         5.56%      121,827        1,746       5.79%
                                                            ------                                  ------

Noninterest-earning assets                      9,632                                  11,573
                                             --------                                --------

       Total assets                          $160,860                                $133,400
                                             ========                                ========

Interest-bearing liabilities:
    Demand, money market
        and NOW deposits                     $ 39,537          115         1.16%    $  32,629           85       1.03%
    Savings                                     6,282            8         0.51%        4,776            8       0.66%
    Certificates of deposit                    61,571          380         2.46%       41,212          263       2.53%
    Other                                      14,485           75         2.06%       17,367           82       1.87%
                                             --------       ------                  ---------       ------

       Total interest-bearing liabilities     121,875          578         1.89%       95,984          438       1.81%
                                                            ------                                  ------

Noninterest-bearing liabilities                25,196                                  24,357
Stockholders' equity                           13,789                                  13,059
                                             --------                                --------

       Total liabilities and
           stockholders' equity              $160,860                                $133,400
                                             ========                                ========

Net interest income before
    provision for loan losses                               $1,504                                 $ 1,308
                                                            ======                                 =======

Interest-rate spread                                                       3.67%                                 3.98%
                                                                           =====                                 =====

Net interest margin (1)                                                    4.04%                                 4.36%
                                                                           =====                                 =====

Ratio of average interest-earning assets
    to average interest-bearing liabilities   124.08%                                 126.92%
                                              =======                                 =======

(1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

                                                              For the Nine Months Ended September 30,
                                                            2004                                    2003
                                             ------------------------------------    ----------------------------------
                                                          Interest        Average                 Interest      Average
                                              Average        and          Yield/     Average        and         Yield/
                                              Balance     Dividends        Rate      Balance      Dividends      Rate
                                              -------     ---------        ----      -------      ---------      ----
Interest-earning assets:
    Loans                                    $109,924       $5,203         6.32%    $  86,046       $4,479       6.96%
    Investment and
        mortgage-backed securities (1)         26,443          635         3.66%       21,077          501       3.76%
    Other interest-earning assets               6,037           47         1.04%        5,942           59       1.33%
                                             --------       ------                  ---------       ------

       Total interest-earning assets (1)      142,404        5,885         5.60%      113,065        5,039       6.07%
                                                            ------                                  ------

Noninterest-earning assets                     12,216                                  11,111
                                             --------                                --------

       Total assets                          $154,620                                $124,176
                                             ========                                ========

Interest-bearing liabilities:
    Demand, money market
        and NOW deposits                    $  37,411          302         1.08%    $  29,895          281       1.26%
    Savings                                     6,058           23         0.51%        4,578           30       0.88%
    Certificates of deposit                    56,369          992         2.35%       40,886          842       2.75%
    Other                                      14,413          224         2.08%       14,293          219       2.05%
                                             --------       ------                  ---------       ------

       Total interest-bearing liabilities     114,251        1,541         1.80%       89,652        1,372       2.05%
                                                            ------                                  ------

Noninterest-bearing liabilities                27,092                                  21,931
Stockholders' equity                           13,277                                  12,593
                                             --------                                --------

       Total liabilities and
           stockholders' equity              $154,620                                $124,176
                                             ========                                ========

Net interest income before
    provision for loan losses                               $4,344                                 $ 3,667
                                                            ======                                 =======

Interest-rate spread                                                       3.80%                                 4.02%
                                                                           =====                                 =====

Net interest margin (1)                                                    4.16%                                 4.45%
                                                                           =====                                 =====

Ratio of average interest-earning assets
    to average interest-bearing liabilities   124.64%                                 126.12%
                                              =======                                 =======

(1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

          Comparison of Three Months Ended September 30, 2004 and 2003

Interest Income and Expense

Interest Income. Interest income was $2,082,000 and $1,746,000 for the three months ended September 30, 2004 and 2003, respectively. While we experienced a substantial decline in yields on average earning assets of 23 basis points, the favorable growth in average earning assets of $29.4 million, or 24.1%, netted an overall growth rate of 19.2% for interest income. The decline in yields was the result of declines in the interest rate environment. Average loans as a percentage of average earning assets increased to 77.9% in the third quarter of 2004 as compared with 75.1% in 2003. We saw a shift in the percentage of investment securities to 18.8% in 2004 from 21.4% in 2003, while the percentage of other interest-earning assets to total interest-earning assets shifted from 3.5% in 2003 to 3.3% in 2004.

Interest Expense. Interest expense was $578,000 and $438,000 for the three months ended September 30, 2004 and 2003, respectively. Average interest-bearing liabilities grew by $25.9 million, or 27.0%, during this period, and interest expense increased 32.0% as a result of a modest increase in the cost of funds, which increased to 1.89% from 1.81% in the third quarter of 2004 over the same period in 2003.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses was $1,504,000 and $1,308,000 for the three months ended September 30, 2004 and 2003, respectively. The net interest margin for the third quarter of 2004 was 4.04% as compared with the net interest margin in 2003 of 4.36%, a decrease of 32 basis points.

Provision for Loan Losses

We recorded provisions for loan losses totaling $-0- and $153,000 for the three months ended September 30, 2004 and 2003, respectively, which reflects management's assessment of the overall quality of the loan portfolio and historically low levels of loan losses.

Noninterest Income and Expenses

Noninterest Income. Total noninterest income increased 41.3% to $301,000 for the three months ended September 30, 2004, from $213,000 for the three months ended September 30, 2003. Fees and service charges on deposit accounts increased $14,000, or 9.5%, in 2004 versus the same period in 2003. Mortgage banking fees increased $25,000, or 104.2%, in the third quarter of 2004 over the same period in 2003, as we experienced a resurgence in mortgage refinancings and activity. Other income for the third quarter of 2004 includes a gain of $33,000 from the sale of an SBA loan. The remaining other income increased 38.1% principally due to the increase in cash surrender value of the indexed retirement plan.

Noninterest Expenses. With the promotion and growth of the recently opened Kernan Boulevard branch, Oceanside's noninterest expenses have grown to $1,250,000 in the third quarter of 2004 as compared with $1,105,000 in 2003, an increase of $145,000, or 13.1%. As Oceanside's branch network has grown, the number of full-time equivalent employees at quarter end has increased from 43 to 48, or 11.6%.

Total noninterest expenses allocated to the Kernan Boulevard branch totaled $103,000 for the three months ended September 30, 2004, which accounts for a significant portion of the increases in 2004 over 2003. A summary of operating expenses allocated to the Kernan Boulevard branch follows (dollars in thousands):

              Salaries and employee benefits                     $ 39
              Expenses of bank premises and fixed assets           52
              Other operating expenses                             12
                                                                 ----

                  Total                                          $103
                                                                 ====

After considering the impact on noninterest expenses of the Kernan Boulevard branch, salaries and employee benefits rose 1.3%, expenses of bank premises and fixed assets declined 6.1%, and other operating expenses increased 7.9%. Besides increases in expenses from overall growth, advertising, marketing, professional and regulatory audit expenses, and pension costs were the other major contributors to the increase in noninterest operating expenses for 2004 as compared with 2003.

Provision for Income Taxes

The income tax provision was $173,000 for the three months ended September 30, 2004, an effective rate of 31.2%. This compares with an effective rate of 31.9% for the same period in 2003. The effective tax rates in 2004 and 2003 differ from the federal and state statutory rates principally due to nontaxable investment income.

           Comparison of Nine Months Ended September 30, 2004 and 2003

Interest Income and Expense

Interest Income. Interest income was $5,885,000 and $5,039,000 for the nine months ended September 30, 2004 and 2003, respectively. While we experienced a substantial decline in yields on average earning assets of 47 basis points, the favorable growth in average earning assets of $29.3 million, or 25.9%, netted an overall growth rate of 16.8% for interest income. The decline in yields was the result of declines in the interest rate environment. Average loans as a percentage of average earning assets increased slightly to 77.2% in the first nine months of 2004 as compared with 76.1% in 2003. We saw no shift in the percentage of investment securities of 18.6% in both 2004 and 2003, while the percentage of other interest-earning assets to total interest-earning assets shifted from 5.3% in 2003 to 4.2% in 2004.

Interest Expense. Interest expense was $1,541,000 and $1,372,000 for the nine months ended September 30, 2004 and 2003, respectively. While average interest-bearing liabilities grew by $24.6 million, or 27.4%, during this period, interest expense increased only 12.3% as a result of the decline in the rate environment with the cost of funds dropping to 1.80% from 2.05% in the first nine months of 2004 over the same period in 2003.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses was $4,344,000 and $3,667,000 for the nine months ended September 30, 2004 and 2003, respectively. The net interest margin for the first nine months of 2004 was 4.16% as compared with the net interest margin in 2003 of 4.45%, a decrease of 29 basis points.

Provision for Loan Losses

We recorded provisions for loan losses totaling $135,000 and $256,000 for the nine months ended September 30, 2004 and 2003, respectively, which reflects management's assessment of the overall quality of the loan portfolio and historically low levels of loan losses.

Noninterest Income and Expenses

Noninterest Income. Total noninterest income for the nine months ended September 30, 2004, increased 3.0% to $714,000 from $693,000 for the comparable period in 2003. Fees and service charges on deposit accounts increased 1.6%, or $7,000. Mortgage banking fees declined $54,000, or 36.5%, in the first nine months of 2004 over the same period in 2003, as we experienced a slowdown in mortgage refinancings and activity that reflected the overall trend in the mortgage banking industry during 2003 and into 2004. Partially offsetting the decline in income from the mortgage banking operations during this same period was a decrease of $46,000 in salaries and employee benefits shown in noninterest expenses attributable to the mortgage banking operations. The net impact was a reduction in income before provision for income taxes. During 2003, interest rates on home mortgages dropped substantially, which fueled mortgage banking activity in early 2003. However, over the past few months, rates have risen and the backlog of mortgage refinancings has subsided. Also, competition for the remaining residential mortgages has increased, which tends to lower fees earned. Other income for the year 2004 includes a gain of $33,000 from the sale of an SBA loan. The remaining other income increased 29.4% principally due to the increase in cash surrender value of the indexed retirement plan.

Noninterest Expenses. With the promotion and growth of the recently opened Kernan Boulevard branch, Oceanside's noninterest expenses have grown to $3,657,000 in the first nine months of 2004 as compared with $3,125,000 in 2003, an increase of $532,000, or 17.0%. As Oceanside's branch network has grown, the number of full-time equivalent employees at quarter end has increased from 43 to 48, or 11.6%.

Total noninterest expenses allocated to the Kernan Boulevard branch totaled $293,000 for the nine months ended September 30, 2004, which accounts for a significant portion of the increases in 2004 over 2003. A summary of operating expenses allocated to the Kernan Boulevard branch follows (dollars in thousands):

              Salaries and employee benefits                         $ 122
              Expenses of bank premises and fixed assets               145
              Other operating expenses                                  26
                                                                     -----

                  Total                                              $ 293
                                                                     =====

After considering the impact on noninterest expenses of the Kernan Boulevard branch, salaries and employee benefits rose 2.8%, expenses of bank premises and fixed assets grew 3.3%, and other operating expenses increased 18.3%. Besides increases in expenses from overall growth, advertising, marketing, professional and regulatory audit expenses, and pension costs were the other major contributors to the increase in noninterest operating expenses for 2004 as compared with 2003.

Provision for Income Taxes

The income tax provision was $380,000 for the nine months ended September 30, 2004, an effective rate of 30.0%. This compares with an effective rate of 31.7% for the same period in 2003. The effective tax rates in 2004 and 2003 differ from the federal and state statutory rates principally due to nontaxable investment income.

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

            On September 11, 2003, a customer of Oceanside Bank filed suit against Oceanside Bank in the Fourth Judicial Circuit Court in Duval County, Florida. The suit alleged that we improperly obtained the cross-collateralization of certain property and sought to declare that cross-collateralization null-and-void. During the third quarter of 2004, we agreed to a mediation settlement. Under the terms of this agreement, we do not anticipate any material losses.

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

      b)    Reports on Form 8-K.
            --------------------

            A Form 8-K was filed by the Company on July 30, 2004, which reported a press release announcing the financial results for the quarter ended June 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Atlantic BancGroup, Inc.
                                           ------------------------


Date: November 9, 2004                     /s/ Barry W. Chandler
      ----------------                     ---------------------
                                           Barry W. Chandler
                                           President and Chief Executive Officer


Date: November 9, 2004                     /s/ David L. Young
      ----------------                     ------------------
                                           David L. Young
                                           Executive Vice President,
                                           Chief Financial Officer, and
                                           Corporate Secretary