Form 10KSB
period 2004-12-31
ATLANTIC BANCGROUP INC
filed 2005-03-30
CIK 1087790

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 2004

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

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for its most recent fiscal year were $9,164,000.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer (1,003,236 shares) at February 28, 2005, was approximately $26.1 million based on the initial bid quoted price of $26.00 per share as quoted on the NASDAQ SmallCap Market.

As of February 28, 2005, there were issued and outstanding 1,247,516 shares of the issuer's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2005, are incorporated into Part III, Items 9 through 13 of this Annual Report on Form 10-KSB.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.........................................................................1

           Forward-Looking Statements..........................................1

Item 1.    Description of Business.............................................2
           General.............................................................2
           Lending Activities..................................................3
           Deposit Activities..................................................5
           Investments.........................................................5
           Correspondent Banking...............................................5
           Interest and Usury..................................................6
           Supervision and Regulation..........................................6
           Recent Regulatory Developments.....................................12
           Primary Service Area...............................................13
           Competition........................................................13
           Common Stock.......................................................14
           Preferred Stock....................................................14
           Indemnification of Directors and Officers..........................14
           Employees..........................................................15

Item 2.    Description of Properties..........................................16

Item 3.    Legal Proceedings..................................................17

Item 4.    Submission of Matters to a Vote of Security Holders................17

PART II.......................................................................17

Item 5.    Market Price for Registrant's Common Equity and
               Related Stockholder Matters....................................17
           Dividends..........................................................18

Item 6.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................18
           Selected Financial Data............................................19
           General............................................................20
           Results of Operations..............................................21
           Net Income.........................................................21
           Comparison of Years Ended December 31, 2004 and 2003...............22
           Net Interest Income................................................22
           Provision for Loan Losses..........................................26
           Noninterest Income.................................................26
           Noninterest Expenses...............................................26

                                                                            Page
                                                                            ----

           Loans Receivable...................................................27
           Classification of Assets...........................................29
           Allowance for Loan Losses..........................................30
           Securities.........................................................31
           Deposits...........................................................33
           Other Borrowings...................................................35
           Bank Liquidity and Capital Resources...............................36
           Interest Rate Sensitivity..........................................39
           Recent Accounting Pronouncements Impacting Future Periods..........40
           Impact of Inflation................................................42
           Quantitative and Qualitative Disclosures About Market Risk.........43

Item 7.    Financial Statements...............................................44

Item 8.    Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.........................66

Item 8A.   Controls and Procedures............................................66

Item 8B.   Other Information..................................................66

PART III   ...................................................................67

Item 9.    Directors and Executive Officers of the Registrant.................67
               Compliance with Section 16(a) of the Exchange Act..............67
               Code of Ethics.................................................67
               Financial Expert...............................................67
               Audit Committee Charter........................................67

Item 10.   Executive Compensation.............................................67

Item 11.   Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters................................67

Item 12.   Certain Relationships and Related Transactions.....................67

Item 13.   Exhibits and Reports on Form 8-K...................................68

Item 14.   Principal Accountant Fees and Services.............................69

SIGNATURES....................................................................70

EXHIBIT INDEX.................................................................71

                                     PART I

FORWARD-LOOKING STATEMENTS

Atlantic BancGroup, Inc. ("Atlantic" or the "Holding Company"), and our wholly-owned banking subsidiary (Oceanside Bank), may from time to time make written or oral statements, including statements contained in this report which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "expect," "anticipate," "intend," "consider," "plan," "believe," "seek," "should," "estimate," and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation:

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

Unless this Form 10-KSB indicates otherwise or the context otherwise requires, the terms "we," "our," "us," "Atlantic," "Holding Company," or "Oceanside" as used herein refer collectively to Atlantic BancGroup, Inc. and our subsidiary Oceanside Bank, which we sometimes refer to as "Oceanside," "our bank subsidiary," or "our bank." References herein to the fiscal years 2003 and 2004 mean our fiscal years ended December 31, 2003 and 2004, respectively.

ITEM 1. DESCRIPTION OF BUSINESS.

General

Atlantic BancGroup, Inc. On October 23, 1998, Atlantic BancGroup, Inc. ("Holding Company" or "Atlantic") was incorporated in the State of Florida. On April 3, 1999, the shareholders of Oceanside Bank ("Oceanside" or "Bank") approved the Agreement and Plan of Reorganization ("Reorganization") whereby Oceanside became a wholly-owned subsidiary of the Holding Company. The Reorganization was completed on May 5, 1999. The Holding Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and now owns all of the voting shares of Oceanside. Our corporate headquarters is located at 1315 South Third Street, Jacksonville Beach, Florida.

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

Our sources of funds for loans and other investments include demand, time, savings, and other deposits, amortization and repayment of loans, sales to other lenders or institutions of loans or participations in loans, and borrowings. Our principal sources of income are interest and fees collected on loans, and to a lesser extent, interest and dividends collected on other investments. Our principal expenses are interest paid on savings and other deposits, interest paid on other borrowings, employee compensation, office expenses, and other overhead and operational expenses. We offer several deposit accounts, including demand deposit accounts, negotiable order of withdrawal accounts ("NOW" accounts), money market accounts, certificates of deposit, and various retirement accounts. During 2003 and 2004, we also obtained funds from customer repurchase agreements, which have been classified as other borrowings.

We have automated teller machines (the "ATMs") located at each of our offices and are a member of an electronic banking network so that our customers may use the ATMs of other financial institutions. We also operate drive-in tellers and 24-hour depositories at each of our offices. As part of the strategy to offer innovative services to our customers, we offer on-line banking ("Internet Banking") and Dial-a-Bank ("Telephone Banking").

Our efforts are focused on filling the void created by the increasing number of locally-owned community banks that have been acquired by large regional holding companies, negatively impacting the personal nature of the delivery, quality, and availability of banking services in our PSA and surrounding areas.

Lending Activities

We offer a wide range of loans to individuals and small businesses and other organizations that are located in, or conduct a substantial portion of their business in, our PSA. At December 31, 2004, our consolidated total loans were $129.9 million, or 70.5%, of our total consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

Our loan portfolio is concentrated in three major areas: real estate loans, commercial loans, and consumer and other loans. A majority of our loans are made on a secured basis. As of December 31, 2004, approximately 79% of our total loan portfolio consisted of loans secured by mortgages on real estate. Of the total loans secured by mortgages on real estate, approximately 52% are secured by nonfarm nonresidential properties and 27% are construction, land development, and other land loans, secured by real estate. The remaining 21% are secured by 1-4 family and multifamily residential properties.

Our real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase, improvement of, refinance of, or investment in, real estate and for the construction of 1-4 family residential units or the development of single-family residential building lots. These real estate loans may be made at fixed or variable interest rates. We generally do not make fixed-rate commercial real estate loans for terms exceeding three to five years. Loans in excess of three to five years are generally adjustable rate loans. Residential real estate loans ordinarily are repayable in monthly installments, based on up to a 30-year amortization schedule, with variable interest rates.

Our commercial and agricultural loans include loans to individuals and small-to-medium-sized businesses located primarily in Duval and St. Johns Counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment, or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants. Other commercial loans with terms or amortization schedules of longer than one year will normally be made at interest rates which vary with the prime lending rate and will become payable in full in three to five years. Commercial loans not secured by real estate amounted to approximately 16% of our total loan portfolio as of December 31, 2004.

Our consumer loans and other loans consist primarily of loans to individuals for various consumer purposes, but include some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers; however, consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on an amortization schedule of up to five years. Consumer and other loans represent approximately 5% of our total loan portfolio at December 31, 2004.

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

Deposit Activities

Deposits are our major source of funds for loans and other investment activities. In 2004, our regular savings, demand, NOW, and money market deposit accounts comprised approximately 56% of our consolidated total deposits. Approximately 30% of our consolidated deposits at December 31, 2004, were certificates of deposit (or time deposits) of less than $100,000. Time deposits of $100,000 and over made up approximately 14% of our consolidated total deposits at December 31, 2004. Generally, our goal is to maintain the rates paid on our deposits at a competitive level. We do not currently accept brokered deposits.

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

Supervision and Regulation

Both the Holding Company and Oceanside are subject to comprehensive regulation, examination, and supervision by the Federal Reserve, the Florida Department of Financial Services ("Department") and the Federal Deposit Insurance Corporation ("FDIC") and are subject to other laws and regulations applicable to bank holding companies and banks. Such regulations include limitations on loans to any single borrower and to our directors, officers, and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; disclosure of the costs and terms of such credit; and restrictions as to permissible investments. The Holding Company is examined periodically by the Federal Reserve and the Bank is regularly examined by the Department and the FDIC. Both the Bank and the Holding Company submit periodic reports regarding their financial condition and other matters to their respective regulators. These agencies have a broad range of powers to enforce regulations under their respective jurisdictions, and to take discretionary actions determined to be for the protection of the safety and soundness of the Holding Company and Oceanside, including the issuance of cease and desist orders and the removal of directors and officers.

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

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be to substantially lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience, and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act ("CRA").

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

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for loan losses except for certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2004, Oceanside's Tier 1 and total risk-based capital ratios were 9.55% and 10.43%, respectively.

Bank holding companies and banks are also required to maintain capital at a minimum level based on average total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2004, Oceanside's leverage ratio was 8.02%.

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

As of December 31, 2004, Oceanside met the capital requirements of a "well capitalized" institution.

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

Federal banking regulators continued their preparations for the expected issuance by the Basel Committee on Banking Supervision of final "Basel II" regulatory capital guidelines, which would mandate changes for large banks in the way in which their risk-based capital requirements are calculated. The guidelines are widely believed to likely permit significant reductions in levels of required capital for such banks. It is uncertain at the present time if our banking subsidiary or the Holding Company will be either required or permitted to make changes in our regulatory capital structure in accordance with Basel II guidelines.

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

Common Stock

We have 10,000,000 shares of our $0.01 par value common stock authorized. As of February 28, 2005, there were 1,247,516 shares outstanding. Holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Upon liquidation, dissolution, or winding-up, holders of our common stock are entitled to receive pro rata all assets remaining legally available for distribution to shareholders. The holders of common stock have no right to cumulate their votes in the election of directors. The common stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All of the outstanding shares of common stock are fully paid and non-assessable.

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

Employees

At December 31, 2004, we had approximately 46 full-time employees and 4 part-time employees. During 2004, we averaged 48 full-time equivalent employees as compared with 44 in 2003, an increase of approximately 9%. The increase resulted primarily from the opening of our Kernan Boulevard branch in the fourth quarter of 2003. No significant changes in the number of our full-time employees are currently anticipated. Because we believe that one of the primary deficiencies of large regional banks is the constant turnover of personnel and therefore the lack of continuing personal relationships with local customers, our goal is to maintain a competently trained staff of local bankers who have settled in the community on a permanent basis. To maintain a skilled and knowledgeable staff, we allocate funds for continuing on-the-job and educational training, and employees are encouraged to enroll in various banking courses and other seminars to improve their overall knowledge of the banking business.

The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

ITEM 2. DESCRIPTION OF PROPERTIES.

On October 29, 1996, Oceanside purchased from an unaffiliated entity the two-story, 3,100 square-foot building at 1315 South Third Street, Jacksonville Beach, Florida, as our main office ("Main Office"). The Main Office includes three inside teller stations, four drive-up teller windows, an automated teller machine, and on-site parking. The Main Office is a former Barnett Bank branch office. Oceanside purchased the real property for $850,000 and used a portion of the proceeds of the initial offering of Atlantic's common stock to add 2,200 square feet to the facility. Oceanside originally acquired the Main Office with funds drawn on a line of credit with Columbus Bank and Trust Company, which was repaid out of the proceeds of Atlantic's initial offering. Improvements totaling approximately $416,000, net of disposals, have been made through December 31, 2004.

On June 3, 1998, Oceanside purchased from SouthTrust Bank, N.A., a 1,968 square foot building and real estate located at 560 Atlantic Boulevard, Neptune Beach, Florida. This facility was formerly a branch office of SouthTrust Bank, N.A. Oceanside purchased this building for $427,000 and spent $88,000 on renovations and upgrades, net of disposals. This facility includes two offices, three inside teller windows, general lobby space, three drive-up teller windows, an ATM, and on-site parking. There is no outstanding mortgage loan on this property.

On September 27, 2000, Oceanside executed a lease for our third banking location, which opened in the third quarter of 2001. This branch is located at 13799 Beach Boulevard, Jacksonville, Florida. The lease, which commenced upon execution, covers approximately 9,000 square feet. In addition to the branch, other operations of Atlantic and Oceanside were relocated to this facility. Building improvements totaled $843,000, net of disposals. Rent commenced in May 2002, which was one year from the date of completion of the landlord's work, and expires ten years thereafter, with two five-year renewal options. No rent was paid in the first year after completion of the landlord's work. Scheduled annual rent payments for 2005 through 2011 are: $160,000 (2005), $162,000 (2006 -
2010), and $54,000 (2011). Scheduled rent payments for 2006 - 2011 are subject to inflation adjustments.

On August 22, 2002, Oceanside executed a lease for our newest branch location, which opened December 15, 2003. This branch is located at the intersection of Kernan and Atlantic Boulevards, at 1790 Kernan Boulevard South, Jacksonville, Florida. The lease covers approximately 42,000 square feet of land, with the square footage of the building at approximately 3,200 square feet at a cost of approximately $1,388,000 for building improvements. Rent commenced in September 2003. The lease is for twenty years with two ten-year renewal options. Scheduled annual rent payments for 2005 through September 2023 are $75,000, subject to inflation adjustments.

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

On September 11, 2003, a customer of Oceanside Bank filed suit against Oceanside Bank in the Fourth Judicial Circuit Court in Duval County, Florida. The suit alleged that we improperly obtained the cross-collateralization of certain property and sought to declare that cross-collateralization null-and-void. In 2004, we settled this matter and foreclosed on real estate that was subsequently sold in the fourth quarter of 2004 at no loss.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of Atlantic's security holders during the fourth quarter of the year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Prior to October 28, 1999, the shares of Atlantic common stock were not actively traded, and such trading activity, as it occurred, took place in privately negotiated transactions. On October 28, 1999, Atlantic's common stock was approved for quotation on the Over-the-Counter Bulletin Board and on August 29, 2003, Atlantic common stock commenced its listing on the NASDAQ SmallCap Market under the symbol "ATBC." During 2004 and 2003, the reported periodic high and low quotes during each quarter follow:

                                       2004                                    2003
                     -------------------------------------     -------------------------------------
                     4th Qtr   3rd Qtr   2nd Qtr   1st Qtr     4th Qtr   3rd Qtr   2nd Qtr   1st Qtr
                     -------   -------   -------   -------     -------   -------   -------   -------
         High         $27.95    $28.75    $27.25    $21.00      $18.50    $19.00    $35.00    $15.10
         Low          $25.50    $23.51    $18.00    $18.15      $16.93    $16.02    $14.25    $13.00

Please note that information above represents offers made to buy our stock and may not represent actual transactions or sales. The source of data used to prepare the above chart was taken from historical prices provided by Commodity Systems, Inc.

Dividends

As of February 28, 2005, there were approximately 650 holders of record of our common stock. We anticipate that for the foreseeable future, earnings will be retained for business development and growth. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the board of directors and will depend on, among other things, future earnings, capital requirements, and our general financial and business condition.

Furthermore, the ability to pay dividends to our stockholders depends primarily on dividends received from our banking subsidiary, Oceanside. Oceanside's ability to pay dividends is limited by federal and state banking regulations based upon Oceanside's profitability and other factors. At December 31, 2004, retained earnings of Oceanside totaling approximately $636,000 were available to pay dividends to the Holding Company in order to maintain Oceanside's current regulatory capital classification.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding our financial condition and results of operations for the periods ended December 31, 2004 and 2003. This discussion should be read in conjunction with the financial statements and related footnotes presented elsewhere herein.

                         [Remainder of page left blank.]

Selected Financial Data (dollars and shares in thousands, except per share data)

                                                                                         At or for the
                                                                                    Period Ended December 31,
                                                               ------------------------------------------------------------------
                                                                 2004           2003           2002           2001          2000
                                                                 ----           ----           ----           ----          ----
Statements of Operations Data:
     Total interest income                                     $  8,241       $  6,837       $  6,331       $ 6,082       $ 5,277
     Total interest expense                                       2,278          1,790          1,894         2,558         2,217
     Net interest income before provision for loan losses         5,963          5,047          4,437         3,524         3,060
     Provision for loan losses                                      362            319            196           108            --
     Net interest income after provision for loan losses          5,601          4,728          4,241         3,416         3,060
     Noninterest income                                             923            880            916           826           547
     Noninterest expense                                          4,889          4,158          4,010         3,379         2,929
     Income tax provision                                           469            463            294           226           226
     Net income                                                   1,166            987            853           637           452

Statements of Financial Condition Data:
     Total assets                                              $184,317       $145,717       $112,251       $83,901       $74,375
     Earning assets                                             166,824        124,668        101,900        74,408        64,319
     Investment securities                                       28,826         22,976         16,988        12,237         7,344
     Loans, net (before allowance for loan losses)              129,801         99,482         79,107        61,604        49,983
     Allowance for loan losses                                    1,296          1,220            970           766           682
     Deposit accounts                                           146,352        113,378         83,524        73,493        65,002
     Stockholders' equity                                        14,033         12,920         12,154         6,967         6,020

Share Data:
     Earnings per share (1)
         Basic                                                 $   0.93       $   0.79       $   0.87       $  0.87       $  0.63
         Fully diluted                                         $   0.93       $   0.79       $   0.83       $  0.70       $  0.56
     Book value per share (period end) (1)                     $  11.25       $  10.36       $   9.74       $  8.32       $  7.49
     Common shares outstanding (period end) (1)                   1,248          1,248          1,248           837           805
     Weighted average shares outstanding (1)
         Basic                                                    1,248          1,248            980           728           715
         Fully diluted                                            1,248          1,248          1,025           906           803

Performance Ratios:
     Return on average assets                                      0.73%          0.78%          0.86%         0.79%         0.70%
     Return on average equity                                      8.67           7.80           8.93          9.77          8.18
     Interest-rate spread during the period                        3.76           4.05           4.61          4.28          4.31
     Net interest margin                                           4.13           4.46           5.09          5.06          5.34
     Noninterest expenses to average assets                        3.06           3.28           4.02          4.20          4.56

Asset Quality Ratios:
     Allowance for loan losses to period end loans                 1.00%          1.23%          1.23%         1.24%         1.36%
     Net charge-offs to average loans                              0.25           0.08          -0.01          0.04          0.12
     Nonperforming assets to period end loans                      0.07           0.04           0.01          0.03            --
     Nonperforming assets to period end total assets               0.05           0.03           0.01          0.03            --

Capital and Liquidity Ratios (Oceanside):
     Average equity to average assets (Consolidated)               8.41%          9.98%          9.58%         8.11%         8.59%
     Leverage (Oceanside)                                          8.02           8.12           9.00          8.67          8.83
     Risk-based capital (Oceanside):
         Tier 1                                                    9.55           9.42           9.67          9.75         10.48
         Total                                                    10.43          10.46          10.73         10.83         11.64
     Average loans to average deposits (Consolidated)             87.10          89.22          88.53         79.82         83.16

(1)   Adjusted for stock dividend in 2003.

General

As of December 31, 2004, we had grown to approximately $184.3 million in total assets, $129.9 million in total loans, $146.4 million in deposits, and $14.0 million in stockholders' equity.

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

Regulatory Environment. We are subject to regulations of certain federal and state agencies and, accordingly, are periodically examined by those regulatory authorities. As a consequence of the extensive regulation of commercial banking activities, our business is particularly susceptible to being affected by federal and state legislation and regulations.

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

Our loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although we have a diversified loan portfolio, a substantial portion of our debtors' ability to repay their loans is dependent on local, state, and national economic conditions.

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

Allowance for Loan Losses. The allowance for loan losses is established to cover losses that are estimated to occur through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Interest Rate Risk. Our asset base is exposed to risk including the risk resulting from changes in interest rates and changes in the timing of cash flows. Management monitors the effect of such risks by considering the mismatch of the maturities of our assets and liabilities in the current interest rate environment and the sensitivity of assets and liabilities to changes in interest rates. We have considered the effect of significant increases and decreases in interest rates and believe such changes, if they occurred, would be manageable and would not affect our ability to hold assets as planned. However, we are exposed to significant market risk in the event of significant and prolonged interest rate changes.

                              Results of Operations

Net Income

Net income in 2004 was $1,166,000 versus $987,000 in 2003, an increase of $179,000, or 18.1%. The primary reasons for the change in net income in 2004 over 2003 were as follows:

o Our income from average earning assets grew at 20.5% as a result of increases in average earning assets of 27.3%.

o While our cost of funding stabilized in 2004, our 2004 growth in deposits and other borrowings continued to grow at a pace of 29.9% over 2003.

o Partially offsetting positive gains in net interest income and noninterest income of $873,000 and $43,000, respectively, noninterest expenses grew $731,000 reflecting increased expenses related to our branch network.

Comparison of Years Ended December 31, 2004 and 2003

Net Interest Income

Net interest income, which is our primary source of operating income, is the difference between interest earned on loans and securities and interest paid on deposits and other funding sources. The factors that influence net interest income include changes in interest rates and changes in the volume and mix of assets and liability balances.

Net interest income was $5,963,000 and $5,047,000 for 2004 and 2003, respectively, an increase of 18.1% from 2003 to 2004, which was due to the increase in average earning assets of 27.3% and the favorable impact from a moderate decline in our cost of funds. The average balances, interest income and expense, and the average rates earned and paid for assets and liabilities are found in the following Tables 1.1 and 2.1.

During 2004 and 2003, the average yield (on a tax-equivalent basis) on earning assets was 5.68% and 6.01%, respectively, while the average cost of funds was 1.92% in 2004 and 1.96% in 2003. Our net interest margin was lower (4.13% in 2004 compared with 4.46% in 2003), which reflects the decline in the average yield on earning assets of 33 basis points. The decline in loan yields from 6.85% to 6.37% and the increase in volume of certificates of deposit contributed to the declines in interest-rate spread and net interest margin.

The following Table 2.2 shows the shift in the mix of average earning assets and interest-bearing deposits.

                         [Remainder of page left blank.]

Table 1.1 - Rate/Volume Analysis (dollars in thousands):

                                                                        Years Ended December 31,
                                                                        ------------------------
                                                                2004                                  2003
                                                 --------------------------------       -----------------------------------
                                                              Interest    Average                   Interest        Average
                                                  Average        and       Yield/       Average        and           Yield/
                                                  Balance     Dividends     Rate        Balance     Dividends         Rate
                                                  -------     ---------     ----        -------     ---------         ----
Earning assets
     Loans(1)                                    $114,236       $7,280      6.37%      $ 88,922       $6,087          6.85%
     Investment securities and deposits(2)         27,064          884      3.74         21,915          695          3.72
     Other interest-earning assets(3)               6,053           77      1.27          4,904           55          1.12
                                                 --------       ------                 --------       ------

         Total interest-earning assets(2)         147,353        8,241      5.68%       115,741        6,837          6.01%
                                                                ------                                ------

Noninterest-earning assets                         12,598                                11,065
                                                 --------                              --------

         Total assets                            $159,951                              $126,806
                                                 ========                              ========

Interest-bearing liabilities
     Demand deposits                             $ 39,079          476      1.22%      $ 30,940          368          1.19%
     Savings                                        6,213           35      0.56          4,723           36          0.76
     Certificates of deposit                       58,882        1,425      2.42         41,814        1,103          2.64
     Other borrowings                              14,608          342      2.34         13,959          283          2.03
                                                 --------       ------                 --------       ------

         Total interest-bearing liabilities       118,782        2,278      1.92%        91,436        1,790          1.96%
                                                                ------                                ------

Noninterest-bearing liabilities                    27,724                                22,717
Stockholders' equity                               13,445                                12,653
                                                 --------                              --------

         Total liabilities and
           stockholders' equity                  $159,951                              $126,806
                                                 ========                              ========

Net interest income                                             $5,963                                $5,047
                                                                ======                                ======

Interest-rate spread(4)                                                     3.76%                                     4.05%
                                                                            ====                                      ====

Net interest margin(5)(2)                                                   4.13%                                     4.46%
                                                                            ====                                      ====

Ratio of average interest-earning assets
  to average interest-bearing liabilities          124.05%                               126.58%
                                                   ======                                ======

--------------------------------------------------------------------------------

(1) Average loan balances include nonaccrual loans. Average loans are net of deferred fees.

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

Table 1.2 - Rate/Volume Analysis (dollars in thousands):

                                                                   Year Ended December 31,
                                                                       2004 vs. 2003
                                                                 Increase (Decrease) Due to
                                                                            Rate/
                                                 ----------------------------------------------------
                                                                                 Rate/
                                                    Rate         Volume         Volume         Total
                                                    ----         ------         ------         -----
Interest-earning assets:
     Loans, net                                  $   (420)      $  1,733      $   (120)      $  1,193
     Investment securities and other stock             21            163             5            189
     Other interest-earning assets                      7             13             2             22
                                                 --------       --------      --------       --------

         Total interest-earning assets               (392)         1,909          (113)         1,404
                                                 --------       --------      --------       --------

Interest-bearing liabilities:
     Demand deposits                                    8             97             3            108
     Savings                                           (8)            11            (4)            (1)
     Certificates of deposit                          (90)           450           (38)           322
     Other borrowings                                  43             13             3             59
                                                 --------       --------      --------       --------

         Total interest-bearing liabilities           (47)           571           (36)           488
                                                 --------       --------      --------       --------

Net interest income                              $   (345)      $  1,338      $    (77)      $    916
                                                 ========       ========      ========       ========

                                                                Year Ended December 31,
                                                                    2003 vs. 2002
                                                              Increase (Decrease) Due to
                                                 ----------------------------------------------------
                                                                                 Rate/
                                                    Rate         Volume         Volume         Total
                                                    ----         ------         ------         -----
Interest-earning assets:
     Loans, net                                  $   (716)      $  1,420      $   (183)      $    521
     Investment securities and other stock           (283)           431          (149)            (1)
     Other interest-earning assets                    (21)            10            (3)           (14)
                                                 --------       --------      --------       --------

         Total interest-earning assets             (1,020)         1,861          (335)           506
                                                 --------       --------      --------       --------

Interest-bearing liabilities:
     Demand deposits                                 (135)            66           (18)           (87)
     Savings                                          (32)            21           (13)           (24)
     Certificates of deposit                         (298)           343           (90)           (45)
     Other borrowings                                 (26)            86            (8)            52
                                                 --------       --------      --------       --------

         Total interest-bearing liabilities          (491)           516          (129)          (104)
                                                 --------       --------      --------       --------

Net interest income                              $   (529)      $  1,345      $   (206)      $    610
                                                 ========       ========      ========       ========

Table 2.1 - Weighted Average Yield or Rate:

                                                     For the Year Ended December 31,
                                                     -------------------------------
                                                         2004              2003
                                                         ----             ----
Interest-earning assets:
         Loans, net                                      6.37%             6.85%
         Investment securities                           3.74              3.72
         Other interest-earning assets                   1.27              1.12
         All interest-earning assets                     5.68              6.01
Interest-bearing liabilities:
         NOW deposits                                    0.28              0.33
         Money market deposits                           1.52              1.53
         Savings                                         0.56              0.76
         Certificates of deposit                         2.42              2.64
         Other borrowings                                2.34              2.03
         All interest-bearing liabilities                1.92              1.96
Interest-rate spread                                     3.76              4.05
Net interest margin                                      4.13              4.46

Table 2.2 - Change in Mix (dollars in thousands):

                                                                    At December 31,
                                                   --------------------------------------------------
                                                           2004                         2003
                                                   ---------------------       ----------------------
                                                                 Percent                      Percent
                                                   Average          to          Average          to
                                                   Balance        Total         Balance        Total
                                                   -------       -------        -------       -------
Interest-earning assets:
     Loans, net                                   $114,236          77.5%      $ 88,922          76.9%
     Investment securities                          27,064          18.4%        21,915          18.9%
     Other                                           6,053           4.1%         4,904           4.2%
                                                  --------      --------       --------      --------

         Total interest-earning assets            $147,353         100.0%      $115,741         100.0%
                                                  ========      ========       ========      ========

Interest-bearing deposits:
     Demand deposits                              $ 39,079          26.7%      $ 30,940          27.2%
     Savings                                         6,213           4.2%         4,723           4.2%
     Certificates of deposit                        58,882          40.2%        41,814          36.8%
                                                  --------      --------       --------      --------

         Total interest-bearing deposits           104,174          71.1%        77,477          68.2%

Noninterest-bearing deposits                        27,724          18.9%        22,194          19.5%
                                                  --------      --------       --------      --------

         Total deposits                           $131,898          90.0%      $ 99,671          87.7%
                                                  ========                     ========

Other borrowings                                  $ 14,608          10.0%      $ 13,959          12.3%
                                                  ========      --------       ========      --------

         Total deposits and other borrowings      $146,506         100.0%      $113,630         100.0%
                                                  ========      ========       ========      ========

Provision for Loan Losses

A provision for loan losses of $362,000 was recorded in 2004, reflecting our assessment of the needed level of the allowance for loan losses. This assessment is based on management's evaluation of potential loan losses and considers the overall quality of the loan portfolio. The increase in the provision for loan losses in 2004 over the 2003 level of $319,000 reflects the growth in average loans of 28.5% and the increase in net charge-offs experienced during 2004. Net charge-offs in 2004 were $286,000 as compared with $69,000 in 2003, an increase of $217,000.

During 2004, we foreclosed on a residential real estate property (referred to as OREO, Other Real Estate Owned) that was essentially cross-collateralized with a commercial lending relationship. This OREO was sold for $675,000 in December 2004; and after net expenses on the sale of the OREO, no gain or loss was recognized on the recorded investment of $641,000. At that time, we were able to measure the loss on the cross-collateralized commercial lending relationship and loan charge-offs totaling $275,000 were recorded along with a corresponding increase in the provision for loan losses in the fourth quarter of 2004.

Noninterest Income

Noninterest income increased $43,000, or 4.9%, to $923,000 in 2004 from $880,000 in 2003. A summary of changes for 2004 compared with 2003 follows:

o Service charges on deposit accounts grew at a pace of 3.9%, which is consistent with the growth in the number of deposit accounts of approximately 7.2% from year end 2003 to 2004.

o Mortgage banking fees declined $77,000, or 42.1%, as mortgage loan originations slowed from $15.9 million in 2003 to $9.1 million in 2004. The recent slowdown reflects the stabilization of new home sales and interest rates, and the decreased demand for refinancing of mortgages.

o A gain on the sale of SBA loans was recorded in 2004 totaling $33,000. No sales of SBA loans were completed in 2003.

o Other income increased $66,000, or 41.8%. Increases in the cash values of life insurance policies funding our indexed retirement plans for certain officers and directors contributed an additional $41,000 and wire transfer fees added another $18,000 to the overall increase in noninterest income.

Noninterest Expenses

Total noninterest expenses increased to $4,889,000 in 2004 compared to $4,158,000 for 2003. This increase of $731,000, or 17.6%, reflects higher expenses due to growth in our operations. The more significant increases during 2004 over 2003 follow:

o Salaries and employee benefits grew 9.6% reflecting the increase in the average number of full-time equivalent employees of approximately 9.1% and increases in group insurance of $51,000.

o Expenses of bank premises and fixed assets and other operating expenses increased $213,000, or 30.9%, in 2004 versus 2003, reflecting the new Kernan Boulevard branch, which opened December 2003.

o Higher costs for corporate governance, including professional and audit fees, ($22,000) and regulatory examination fees ($27,000). Pension expenses increased $100,000 reflecting revisions in estimates and amendments to the indexed retirement plans for our senior executive officers and the directors. Although pension expenses were up substantially in 2004 versus 2003, the overall impact on earnings reflected a moderate decline of $16,000 after giving consideration to policy income and deferred income tax benefits partially offset by life insurance expense.

Loans Receivable

Average loans receivable were $114,236,000 for the year 2004 as compared to $88,922,000 for 2003, an increase of 28.5%. Management believes the growth in loans was directly attributable to the growth in our branch network, community acceptance, the reputations of our lending team, and favorable economic conditions in the market area. Table 3 below provides an analysis of our loan distribution at the end of 2004 and 2003. Loans that are secured by real estate include residential and nonresidential mortgages, and home equity loans to individuals.

Table 3 - Loan Portfolio (dollars in thousands):

                                                             For the Year
                                                          Ended December 31,
                                                          ------------------
                                                         2004            2003
                                                         ----            ----

Real estate loans                                     $ 102,268       $  66,125
Commercial                                               21,460          26,812
Consumer and other loans                                  6,147           6,622
                                                      ---------       ---------
       Total loan portfolio                             129,875          99,559
Less:
       Less, deferred fees                                  (74)            (77)
       Less, allowance for loan losses                   (1,296)         (1,220)
                                                      ---------       ---------

            Loans, net                                $ 128,505       $  98,262
                                                      =========       =========

The following table shows the maturity of loans receivable.

Table 4.1 - Contractual Loan Maturities at December 31, 2004 (dollars in thousands):

                                                         1 Year      1 Through      After
                                                         or Less      5 Years      5 Years        Total
                                                         -------      -------      -------        -----
Real estate loans                                        $16,233      $16,443      $69,592      $102,268
Commercial and agricultural loans                          6,978       10,826        3,656        21,460
Consumer and other loans                                     967        3,065        2,115         6,147
                                                         -------      -------      -------      --------

        Total loan portfolio                             $24,178      $30,334      $75,363      $129,875
                                                         =======      =======      =======      ========

Loans with maturities over one year:
        Fixed rate                                                                              $ 17,548
        Variable rate                                                                             88,149
                                                                                                --------

             Total maturities greater than one year                                             $105,697
                                                                                                ========

Table 4.2 - Loan Maturities or Next Repricing Date at December 31, 2004 (dollars in thousands):

         Three months or less                                                                    $ 50,824
         Over three months through twelve months                                                   14,483
         Over one year through three years                                                         42,273
         Over three through five years                                                             14,079
         Over five years                                                                            8,216
                                                                                                 --------

                                                                                                 $129,875
                                                                                                 ========

Table 5 - Loans Originated and Repaid (dollars in thousands):

                                                                                  Years Ended December 31,
                                                                                  ------------------------
                                                                                    2004           2003
                                                                                    ----           ----
Originations:
        Real estate loans                                                         $ 44,680       $ 30,769
        Commercial and agricultural loans                                           11,360          7,981
        Consumer and other loans                                                     3,390          2,172
                                                                                  --------       --------
             Total                                                                  59,430         40,922
Principal reductions                                                               (29,114)       (20,567)
                                                                                  --------       --------

Increase in total loans                                                           $ 30,316       $ 20,355
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

At December 31, 2004 and 2003, loans past due for 30 days or more (but less than 89 days) totaled $195,000 and $176,000, respectively. At December 31, 2004, management had classified nineteen loans totaling approximately $1.4 million as substandard, as compared with fourteen substandard loans totaling $1.1 million at December 31, 2003.

At December 31, 2004, one loan totaling $90,000 was considered impaired or nonaccrual. At December 31, 2004, no other loans were past due 90 days or more.

Allowance for Loan Losses

The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including but not limited to, current economic conditions, loan portfolio composition, prior credit loss experience, trends in portfolio volume, and management's estimation of future potential losses. Management believes that the allowance for loan losses is adequate. Table 6 is an analysis of the allowance for loan losses for 2004 and 2003.

Table 6 - Allowance for Loan Losses (dollars in thousands):

                                                            2004          2003
                                                            ----          ----

Balance, at beginning of period                           $ 1,220       $   970
Provision for loan losses                                     362           319
Loans charged off                                            (294)          (73)
Recoveries                                                      8             4
                                                          -------       -------

Balance, at end of period                                 $ 1,296       $ 1,220
                                                          =======       =======

The specific allocations of the allowance for loan losses are based on management's evaluation of the risks inherent in the specific portfolios for the dates indicated. Amounts in a particular category may be used to absorb losses if another category allocation proves to be inadequate.

Table 7 reflects the allocations of the allowance for the years ended 2004 and 2003.

Table 7 - Allocation of Allowance for Loan Losses (dollars in thousands):

                                                       At December 31,
                                       ------------------------------------------------
                                               2004                        2003
                                       ----------------------    ----------------------
                                                % of Loans to             % of Loans to
                                       Amount    Total Loans     Amount    Total Loans
                                       ------    -----------     ------    -----------
Real estate loans                      $  234           79%      $   43           66%
Commercial and agricultural loans          77           16          375           27
Consumer and other loans                   39            5           15            7
Unallocated                               946           --          787           --
                                       ------       ------       ------       ------

                                       $1,296          100%      $1,220          100%
                                       ======       ======       ======       ======

Highly leveraged transactions generally include loans and commitments made in connection with recapitalizations, acquisitions, and leveraged buyouts, and result in the borrower's debt-to-total assets ratio exceeding 75%. At December 31, 2004 and 2003, there were no loans qualified as highly leveraged transactions. Loans restructured and in compliance with modified terms are commonly referred to as "troubled debt restructurings." At December 31, 2004 and 2003, we had no restructured loans.

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

Table 8.1 - Carrying Value of Investment Securities (dollars in thousands):

                                                               At December 31,
                                                            --------------------
                                                              2004         2003
                                                              ----         ----
Securities available-for-sale:
         Mortgage-backed securities (GNMA and FNMA)         $22,970      $19,077

Securities held-to-maturity:
         Tax-exempt state, county, and municipal bonds        5,856        3,899
                                                            -------      -------

Balance, end of year                                        $28,826      $22,976
                                                            =======      =======

Table 8.2 - Investment Securities at Amortized Cost (dollars in thousands):

                                                               At December 31,
                                                            --------------------
                                                              2004         2003
                                                              ----         ----

Securities available-for-sale:
        Mortgage-backed securities (GNMA and FNMA)          $23,139      $19,161

Securities held-to-maturity:
         Tax-exempt state, county, and municipal bonds        5,856        3,899
                                                            -------      -------

Balance, end of year                                        $28,995      $23,060
                                                            =======      =======

Tables 9.1 and 9.2 set forth the maturities (excluding principal paydowns on mortgage-backed securities) and the weighted average yields of securities by contractual maturities at December 31, 2004 and 2003.

Table 9.1 - Analysis of Investment Securities Available-for-Sale (dollars in thousands):

                                         Due in One          Due in Five          Due in Ten
                                        to Five Years        to Ten Years        Years or More          Total
                                      -----------------   -----------------    ----------------   -----------------
                                                Average             Average             Average             Average
                                      Amount     Yield    Amount     Yield     Amount    Yield    Amount     Yield
                                      ------     -----    ------     -----     ------    -----    ------     -----
At December 31, 2004:
     Mortgage-backed securities
         (GNMA and FNMA)             $  9,753     3.13%   $ 5,552     4.28%    $7,665     3.42%   $22,970     3.50%
                                     ========             =======              ======             =======

At December 31, 2003:
     Mortgage-backed securities
         (GNMA and FNMA)              $12,566     3.08%   $ 1,881     4.27%    $4,630     4.78%   $19,077     3.61%
                                      =======             =======              ======             =======

Table 9.2 - Analysis of Investment Securities Held-to-Maturity (dollars in thousands):

                                         Due in One               Due in Five             Due in Ten
                                       to Five Years             to Ten Years            Years or More               Total
                                    -------------------     ---------------------      ----------------       ------------------
                                                Average                   Average               Average                 Average
                                    Amount       Yield       Amount        Yield       Amount    Yield        Amount     Yield
                                    ------       -----       ------        -----       ------    -----        ------     -----
At December 31, 2004:
     Tax-exempt state, county,
         and municipal bonds        $   --         --%      $     274       4.70%      $5,582      4.72%      $5,856       4.72%
                                    =======                 =========                  ======                 ======

At December 31, 2003:
     Tax-exempt state, county,
         and municipal bonds        $   --         --%      $      --        --%       $3,899      5.10%      $3,899       5.10%
                                    =======                 =========                  ======                 ======

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

The FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions' normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew, or rollover deposits at such rates without restriction, "adequately capitalized" depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and "undercapitalized" depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See "Description of Business/Supervision and Regulation." As of December 31, 2004, Oceanside met the definition of a "well capitalized" depository institution.

Our primary source of funds is deposit accounts that include both interest- and noninterest-bearing demand, savings, and time deposits under $100,000. At December 31, 2004 and 2003, these core deposits accounted for approximately 86% and 85%, respectively, of all deposits. At December 31, 2004, time deposits under $100,000 accounted for approximately 35% of these core deposits as compared with money market deposits at 29% and noninterest-bearing demand deposits at 22%. This compares with 2003 levels of 29%, 27%, and 26%, respectively. At December 31, 2004 and 2003, jumbo certificates of deposit (time deposits $100,000 and greater) represented approximately 14% and 15%, respectively, of total deposits. At December 31, 2004 and 2003, time deposits outstanding in an individual amount of $100,000 or more totaled $20,380,000 and $16,671,000, respectively. The maturities of these deposits are reflected in Table 12 herein.

Interest-bearing demand accounts, consisting of NOW and money market accounts, averaged $39,079,000 for the year ended 2004 and $30,940,000 for the year ended 2003, or approximately 30% and 31% of average total deposits in 2004 and 2003, respectively.

Table 10 - Distribution of Deposit Accounts by Type (dollars in thousands):

                                                                 At December 31,
                                               ----------------------------------------------------
                                                        2004                          2003
                                               ----------------------       -----------------------
                                                               % of                         % of
                                                Amount       Deposits        Amount       Deposits
                                                ------       --------        ------       --------
Demand deposits                                $ 27,782          19.0%      $ 25,474          22.5%
NOW deposits 10,293                                               7.0         11,675          10.3
Money market deposits                            36,701          25.1         26,539          23.4
Savings deposits                                  6,626           4.5          5,428           4.8
                                               --------      --------       --------      --------

        Subtotal                                 81,402          55.6         69,116          61.0
                                               --------      --------       --------      --------

Certificates of deposit:
        1.00% - 1.99%                             9,927           6.8             98           0.1
        2.00% - 2.99%                            36,800          25.2         18,136          16.0
        3.00% - 3.99%                             7,926           5.4         19,169          16.9
        4.00% - 4.99%                             9,268           6.3          2,951           2.6
        5.00% - 5.99%                             1,029           0.7          3,362           3.0
        6.00% - 6.99%                                --            --            546           0.4
                                               --------      --------       --------      --------

        Total certificates of deposit (1)        64,950          44.4         44,262          39.0
                                               --------      --------       --------      --------

        Total deposits                         $146,352         100.0%      $113,378         100.0%
                                               ========      ========       ========      ========

--------------------------------------------------------------------------------

(1) Includes individual retirement accounts ("IRAs") totaling $2,658,000 and $2,218,000 in 2004 and 2003, respectively, all of which are in the form of certificates of deposit.

Table 11 - Average Deposits and Average Rates (dollars in thousands):

                                                                   At December 31,
                                               -----------------------------------------------------
                                                        2004                           2003
                                               -----------------------      ------------------------
                                                Average        Average      Average          Average
                                                Balance          Rate       Balance           Rate
                                                -------          ----       -------           ----
Demand, money market
    and NOW deposits                           $ 66,058          0.72%      $ 53,134          0.69%
Savings deposits                                  6,213          0.56          4,723          0.76
Certificates of deposit                          58,882          2.42         41,814          2.64
                                               --------                     --------

        Total deposits                         $131,153          1.48%      $ 99,671          1.51%
                                               ========                     ========

Table 12 - Time Deposits of $100,000 or more with remaining maturities or next repricing date of (dollars in thousands):

                                                               December 31,
                                                               ------------
                                                          2004             2003
                                                          ----             ----

Due in three months or less                              $ 6,603         $ 6,923
Over three through twelve months                           6,672           8,019
Over twelve months through three years                     4,885           1,167
Over three years                                           2,220             562
                                                         -------         -------

                                                         $20,380         $16,671
                                                         =======         =======

Table 13 - Certificates of Deposits by Rate and Maturity Date (dollars in thousands):

                                                                Year Ending December 31,
                                         ------------------------------------------------------------------------
                                           2005         2006         2007         2008         2009        Total
                                           ----         ----         ----         ----         ----        -----
At December 31, 2004:
     0.00% - 0.99%                       $    --      $    --      $    --      $    --      $    --      $    --
     1.00% - 1.99%                         9,902           25           --           --           --        9,927
     2.00% - 2.99%                        30,417        6,267           65           51           --       36,800
     3.00% - 3.99%                           801        3,298        2,815          442          570        7,926
     4.00% - 4.99%                           100           39        3,374        3,814        1,941        9,268
     5.00% - 5.99%                            24           --          509           --          496        1,029
                                         -------      -------      -------      -------      -------      -------

      Total certificates of deposit      $41,244      $ 9,629      $ 6,763      $ 4,307      $ 3,007      $64,950
                                         =======      =======      =======      =======      =======      =======

                                                                 Year Ending December 31,
                                         ------------------------------------------------------------------------
                                           2004         2005         2006         2007         2008        Total
                                           ----         ----         ----         ----         ----        -----
At December 31, 2003:
     0.00% - 0.99%                       $    98      $    --      $    --      $    --      $    --      $    98
     1.00% - 1.99%                        17,532          599            5           --           --       18,136
     2.00% - 2.99%                        12,452        5,431        1,091           10          185       19,169
     3.00% - 3.99%                         1,233          283          198          752          485        2,951
     4.00% - 4.99%                         2,082           98           37          797          348        3,362
     5.00% - 5.99%                            12           26           --          508           --          546
                                         -------      -------      -------      -------      -------      -------

      Total certificates of deposit      $33,409      $ 6,437      $ 1,331      $ 2,067      $ 1,018      $44,262
                                         =======      =======      =======      =======      =======      =======

Other Borrowings

A summary follows (dollars in thousands):

                                                             December 31,
                                                             ------------
                                                         2004             2003
                                                         ----             ----

Customer repurchase agreements                         $20,704           $16,500
FHLB of Atlanta advances                                 2,300             2,300
                                                       -------           -------

                                                       $23,004           $18,800
                                                       =======           =======

Customer Repurchase Agreements. Atlantic has sold securities under an agreement to repurchase with a par value of $20,833,000 and a fair value of $20,705,000, which effectively collateralizes overnight borrowings from an insider (see Note
11) totaling $20,704,000. The interest rate is based on the then current federal fund rate less 0.25%. The interest rate on this overnight borrowing was 2.00%. The average balance of customer repurchase agreements for 2004 and 2003 were $11,986,000 and $11,282,000, respectively, at a weighted average interest rate of 1.64% and 1.21%, respectively. Interest of $196,000 and $136,000 were recorded in 2004 and 2003, respectively.

FHLB of Atlanta Advances. Atlantic has obtained an advance from FHLB of $2,300,000 collateralized by Atlantic's FHLB capital stock and a blanket lien on eligible wholly-owned residential (1-4 units) first mortgage loans totaling approximately $7.4 million. This advance matures on November 17, 2005, and has a fixed interest rate at 6.05%. Interest of $139,000 and $141,000 was recorded in 2004 and 2003, respectively.

Other Short-term Borrowings. Atlantic purchases federal funds for liquidity needs during the year. At December 31, 2004 and 2003, no federal fund purchases existed. The average federal fund purchased during 2004 and 2003, was $322,000 and $377,000, respectively, at a weighted average interest rate of 2.17% and 1.59%, respectively. Interest of $7,000 and $6,000 was recorded in 2004 and 2003, respectively.

The maximum amounts of federal funds purchased and customer repurchase agreements during 2004 and 2003 totaled $22.5 million and $21.0 million, respectively.

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

Liquidity management involves meeting the funds flow requirements of customers who may either be depositors wanting to withdraw funds, or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets consist of vault cash, securities, and principal paydowns of other earning assets. Our principal sources of asset liquidity are federal funds sold and the securities portfolio, including principal paydowns from mortgage-backed securities. In 2004 and 2003, principal paydowns from mortgage-backed securities totaled $6,841,000 and $8,851,000, respectively.

Other sources of funds are principal paydowns and maturities in the loan portfolio. The loan maturity schedule (Table 4) illustrates the maturities of loans receivable at December 31, 2004.

We also have sources of liability liquidity that include core deposits as previously discussed and access to borrowed funds including overnight federal funds, lines of credit, and customer repurchase agreements. At December 31, 2004 and 2003, our liquidity ratio of liquid assets to transaction deposit accounts was 24.3% and 27.0%, respectively. Management believes that our liquidity is sufficient to meet our anticipated needs.

Table 14.1 - Contractual Commitments (dollars in thousands)

                                                               At December 31,
                                                               ---------------
                                                              2004         2003
                                                              ----         ----
Commitments to originate loans
     Residential real estate                                $ 5,539      $ 4,493
     Commercial real estate, construction, and land
       development secured by real estate                     6,993        8,723
     Other unused commitments                                 4,745        4,434
                                                            -------      -------
         Total commitments to originate loans                17,277       17,650
Financial standby letters of credit                           1,772        1,614
                                                            -------      -------

         Total contractual commitments                      $19,049      $19,264
                                                            =======      =======

Table 14.2 - Contractual Obligations (dollars in thousands)

                                          1 Year     1 Through      Years 4         After
                                         or Less      3 Years        and 5         5 Years       Total
                                         -------      -------        -----         -------       -----
Deposits without a stated maturity      $ 81,402      $     --      $     --      $     --      $ 81,402
Certificates of deposit and
   other time deposits                    41,244        16,392         7,314            --        64,950
Short-term borrowings                     20,704            --            --            --        20,704
Federal Home Loan Bank advances            2,300            --            --            --         2,300
Operating leases                             235           474           474         1,247         2,430
                                        --------      --------      --------      --------      --------

     Total contractual obligations      $145,885      $ 16,866      $  7,788      $  1,247      $171,786
                                        ========      ========      ========      ========      ========

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

We are also subject to leverage capital requirements. This requirement compares capital (using the definition of Tier I capital) to balance sheet assets and is intended to supplement the risk-based capital ratio in measuring capital adequacy. The guidelines set a minimum leverage ratio of 3% for depository institutions that are highly rated in terms of safety and soundness, and which are not experiencing or anticipating any significant growth. Other depository institutions are expected to maintain capital levels of at least 1% or 2% above the minimum. Oceanside's actual capital amounts, capital ratios, and leverage ratios at December 31, 2004 and 2003, are reflected in the table below.

Table 15.1 - Capital Ratios - Oceanside Only (dollars in thousands):

                                                            At December 31,
                                                            ---------------
                                                          2004           2003
                                                          ----           ----
Tier I capital
    Stockholders' equity                                $ 14,023       $ 10,970
    Less, intangible assets                                   --             --
                                                        --------       --------
                                                          14,023         10,970
Tier II capital
    Allowable portion of allowance for loan losses         1,296          1,220
                                                        --------       --------

Total risk-based capital                                $ 15,319       $ 12,190
                                                        ========       ========

Total risk-weighted assets                              $146,830       $116,505
                                                        ========       ========

    Tier I risk-based capital ratio                         9.55%          9.42%
                                                        ========       ========

    Total risk-based capital ratio                         10.43%         10.46%
                                                        ========       ========

Average total assets for leverage capital purposes      $174,830       $135,068
                                                        ========       ========

    Tier 1 leverage ratio                                   8.02%          8.12%
                                                        ========       ========

Note:   Any   unrealized    appreciation    and   depreciation   on   securities
available-for-sale was excluded from regulatory capital components of risk-based capital and leverage ratios.

During 2004 and 2003, the Holding Company used a portion of the proceeds from warrants exercised to provide additional capital to Oceanside totaling $1.8 million and $1.0 million, respectively. This amount has been eliminated in consolidation.

Table 15.2 - Capital Analysis:

                                                              At December 31,
                                                              ---------------
                                                            2004         2003
                                                            ----         ----
Average equity as a percentage of average assets            8.41%        9.98%
Equity to total assets at end of year                       7.61         8.87
Return on average equity                                    8.67         7.80
Return on average assets                                    0.73         0.78
Noninterest expenses to average assets                      3.06         3.28

Stockholders' equity is adjusted for the effect of unrealized appreciation or depreciation, net of tax, on securities classified as available-for-sale. As of December 31, 2004, stockholders' equity increased $1,113,000 from December 31, 2003, as a result of the net income of $1,166,000, and a decrease of $53,000 in unrealized holding gains (losses) on available-for-sale securities. The return on average equity for the years ended December 31, 2004 and 2003, totaled 8.67% and 7.80%, respectively. The increase in return on average equity is attributable primarily to the increase in net income in 2004.

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

Table 16 - Interest Rate Sensitivity at December 31, 2004 (dollars in thousands):

                                                Under          3 to 12                          Over
                                              3 Months          Months       1 - 5 Years       5 Years           Total
                                              --------          ------       -----------       -------           -----
Federal funds sold                            $   7,604       $      --       $      --       $      --        $   7,604
Interest-bearing deposits in other banks              5              --              --              --                5
Loans(1)                                         50,914          14,483          56,262           8,216          129,875
Securities(2)                                        49              96          16,466          12,215           28,826
                                              ---------       ---------       ---------       ---------        ---------

Total rate-sensitive assets                   $  58,572       $  14,579       $  72,728       $  20,431        $ 166,310
                                              =========       =========       =========       =========        =========

Money market and NOW accounts(2)              $  36,701       $      --       $      --       $  10,293        $  46,994
Savings accounts (2)                                 --              --              --           6,626            6,626
Certificates of deposit (2)                      23,360          17,865          16,387           7,338           64,950
                                              ---------       ---------       ---------       ---------        ---------

Total rate-sensitive liabilities              $  60,061       $  17,865       $  16,387       $  24,257        $ 118,570
                                              =========       =========       =========       =========        =========

Gap (repricing differences)                   $  (1,489)      $  (3,286)      $  56,341       $  (3,826)       $  47,740
                                              =========       =========       =========       =========        =========

Cumulative Gap                                $  (1,489)      $  (4,775)      $  51,566       $  47,740
                                              =========       =========       =========       =========

Cumulative Gap/total assets                       -0.81%          -2.59%          27.98%          25.90%
                                              =========       =========       =========       =========

Total assets                                                                                                   $ 184,317
                                                                                                               =========

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

Recent Accounting Pronouncements Impacting Future Periods

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this Statement did not have a material impact on financial condition, the results of operations, or liquidity of Atlantic.

In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of December 31, 2004, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.

Consolidation of Variable Interest Entities. In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. Atlantic will be required to apply FIN 46R to all entities subject to this Interpretation for periods ended after March 15, 2004. This Interpretation must be applied to those entities that are considered to be special-purpose entities for periods ended after December 15, 2003.

For any variable interest entities (VIEs) that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The application of this Interpretation is not expected to have a material effect on the financial condition, the results of operations, or liquidity of Atlantic.

Accounting For Certain Loans Or Debt Securities Acquired In A Transfer. In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004, and is not expected to have a material impact on financial condition, results of operations, or liquidity of Atlantic.

Meaning of Other Than Temporary Impairment. In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position
(FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on financial condition, the results of operations, or liquidity of Atlantic.

Exchanges of Nonmonetary Assets. In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This Statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations, or liquidity of Atlantic.

Share-Based Payment. In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this Statement will become effective July 1, 2005, for all equity awards granted after the effective date. SFAS 123R requires an entity to recognize compensation expense based on the estimated fair value of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The adoption of this Standard is not expected to have a material effect on financial condition, the results of operations, or liquidity of Atlantic.

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

We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest rate swaps. We actively monitor and manage our interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on the asset-liability structure to control interest rate risk. However, a sudden and substantial change in interest rates could adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

ITEM 7. FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have audited the accompanying consolidated statements of financial condition of Atlantic BancGroup, Inc. and Subsidiary ("Atlantic") as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders' equity, for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of Atlantic's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic as of December 31, 2004 and 2003, and the results of its consolidated operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


/s/ Stevens, Powell & Company, P.A.

STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
January 28, 2005

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                  December 31,
                                                                         -----------------------------
                                                                              2004             2003
                                                                         -----------       -----------
                                                                 (Dollars in Thousands, Except Per Share Data)
                                     ASSETS
Cash and cash equivalents:
     Cash and due from banks                                             $    10,569       $    15,314
     Federal funds sold                                                        7,604             1,878
                                                                         -----------       -----------
         Total cash and cash equivalents                                      18,173            17,192
Securities available-for-sale                                                  2,265             2,576
Securities pledged for customer repurchase agreements                         20,705            16,501
Securities held-to-maturity (fair value of $6,118 in 2004 and
    $4,197 in 2003)                                                            5,856             3,899
Stock in FHLB and correspondent banks, at cost                                   593               332
Loans, net                                                                   128,505            98,262
Facilities                                                                     4,155             4,179
Accrued interest receivable                                                      589               476
Deferred income taxes                                                            641               601
Other assets                                                                   2,835             1,699
                                                                         -----------       -----------
         Total assets                                                    $   184,317       $   145,717
                                                                         ===========       ===========

                                   LIABILITIES
Deposits:
     Noninterest-bearing demand deposits                                 $    27,782       $    25,474
     Interest-bearing deposits                                                10,293            11,675
     Money market deposits                                                    36,701            26,539
     Savings deposits                                                          6,626             5,428
     Time deposits, $100,000 and over                                         20,380            16,671
     Other time deposits                                                      44,570            27,591
                                                                         -----------       -----------
         Total deposits                                                      146,352           113,378

Other borrowings                                                              23,004            18,800
Accrued interest payable on deposits                                              97                66
Accounts payable and accrued liabilities                                         831               553
                                                                         -----------       -----------
         Total liabilities                                                   170,284           132,797
                                                                         -----------       -----------

Commitments and contingencies                                                     --                --
                                                                         -----------       -----------

                              STOCKHOLDERS' EQUITY

Common stock, $0.01 par value, authorized 10,000,000 shares, issued
    and outstanding 1,247,516 shares in 2004 and 2003                             12                12
Additional paid-in capital                                                    11,788            11,788
Retained earnings                                                              2,338             1,172
Accumulated other comprehensive income:
     Net unrealized holding losses on securities                                (105)              (52)
                                                                         -----------       -----------
         Total stockholders' equity                                           14,033            12,920
                                                                         -----------       -----------

         Total liabilities and stockholders' equity                      $   184,317       $   145,717
                                                                         ===========       ===========

Book value per common share                                              $     11.25       $     10.36
                                                                         ===========       ===========

Common shares outstanding                                                  1,247,516         1,247,516
                                                                         ===========       ===========

          See accompanying notes to consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                     December 31,
                                                                           -----------------------------
                                                                               2004              2003
                                                                           -----------       -----------
                                                                     (Dollars in Thousands, Except Per Share Data)
INTEREST INCOME
     Interest and fees on loans                                            $     7,280       $     6,087
     Interest and dividend on investments and deposits                             884               695
     Interest on federal funds sold                                                 77                55
                                                                           -----------       -----------
         Total interest income                                                   8,241             6,837
                                                                           -----------       -----------

INTEREST EXPENSE
     Interest on deposits                                                        1,936             1,507
     Other                                                                         342               283
                                                                           -----------       -----------
         Total interest expense                                                  2,278             1,790
                                                                           -----------       -----------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                             5,963             5,047

PROVISION FOR LOAN LOSSES                                                          362               319
                                                                           -----------       -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                              5,601             4,728
                                                                           -----------       -----------

NONINTEREST INCOME
     Service charges on deposit accounts                                           560               539
     Mortgage banking                                                              106               183
     Gain on sale of SBA loans                                                      33                --
     Other income                                                                  224               158
                                                                           -----------       -----------
         Total noninterest income                                                  923               880
                                                                           -----------       -----------

NONINTEREST EXPENSES
     Salaries and employee benefits                                              2,365             2,157
     Expenses of bank premises and fixed assets                                    903               690
     Other operating expenses                                                    1,621             1,311
                                                                           -----------       -----------
         Total noninterest expenses                                              4,889             4,158
                                                                           -----------       -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                         1,635             1,450

PROVISION FOR INCOME TAXES                                                         469               463
                                                                           -----------       -----------

NET INCOME                                                                       1,166               987

OTHER COMPREHENSIVE INCOME
Unrealized holding losses on securities arising during period (net of
         income tax benefit of $32 in 2004 and $134 in 2003)                       (53)             (220)
                                                                           -----------       -----------

COMPREHENSIVE INCOME                                                       $     1,113       $       767
                                                                           ===========       ===========

AVERAGE COMMON SHARES OUTSTANDING
     Basic                                                                   1,247,516         1,247,516
                                                                           ===========       ===========
     Fully diluted                                                           1,247,516         1,247,516
                                                                           ===========       ===========

EARNINGS PER SHARE
     Basic                                                                 $      0.93       $      0.79
                                                                           ===========       ===========
     Fully diluted                                                         $      0.93       $      0.79
                                                                           ===========       ===========

          See accompanying notes to consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  December 31,
                                                                            -----------------------
                                                                               2004          2003
                                                                            --------       --------
                                                                             (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                             $  1,166       $    987
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
         Provision for loan losses                                               362            319
         Depreciation and amortization                                           344            278
         Net premium amortization and discount accretion                         231            323
         Deferred income taxes                                                   (78)          (121)
         Policy income from indexed retirement plan                              (98)           (57)
         Pension increase from indexed retirement plan                           160             60
         Increase in other assets                                               (299)          (424)
         Increase in other liabilities                                           316             14
                                                                            --------       --------
                  Net cash provided by operating activities                    2,104          1,379
                                                                            --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available-for-sale:
         Purchases                                                           (11,044)       (15,516)
         Principal repayments mortgage-backed investment securities            6,841          8,851
     Securities held-to-maturity
         Purchases                                                            (1,962)            --
     Purchases of FHLB stock                                                    (261)          (115)
     Increase in loans                                                       (31,246)       (20,444)
     Proceeds from sale of foreclosed real estate                                641             --
     Purchase of bank owned life insurance for indexed retirement plan          (950)            --
     Purchases of facilities                                                    (320)        (1,623)
                                                                            --------       --------
                  Net cash used in investing activities                      (38,301)       (28,847)
                                                                            --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in deposits:
         Noninterest-bearing                                                   2,308          7,302
         Interest-bearing                                                     30,666         22,552
     Proceeds from other borrowings                                            4,204          2,927
                                                                            --------       --------
                  Net cash provided by financing activities                   37,178         32,781
                                                                            --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        981          5,313

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                17,192         11,879
                                                                            --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 18,173       $ 17,192
                                                                            ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash received during the year for interest and dividends               $  8,128       $  6,791
                                                                            ========       ========
     Cash paid during the year for interest                                 $  2,247       $  1,795
                                                                            ========       ========
     Cash paid during the year for income taxes                             $    557       $    928
                                                                            ========       ========

NONCASH TRANSACTIONS

     Loans transferred to foreclosed real estate during the year            $    641       $     --
                                                                            ========       ========
     Increase in cash surrender value of bank owned life insurance          $     98       $     57
                                                                            ========       ========
     Increase in deferred compensation arrangements                         $    160       $     60
                                                                            ========       ========
     Net change in unrealized holding gains (losses) on securities
        available-for-sale, net of income taxes                             $    (53)      $   (220)
                                                                            ========       ========

          See accompanying notes to consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        Net
                                                                                                    Unrealized
                                               Common Stock           Additional                   Holding Gains        Total
                                         -----------------------        Paid-in       Retained      (Losses) on     Stockholders'
                                           Shares         Amount        Capital       Earnings       Securities         Equity
                                         ---------      ---------     ----------      ---------    -------------    -------------
                                                                       (Dollars in Thousands)
Balance, December 31, 2002               1,039,607      $      10      $   8,651      $   3,325       $     168       $  12,154

Stock dividend                             207,909              2          3,137         (3,140)             --              (1)
Comprehensive income:
     Net income                                 --             --             --            987              --
     Net change in net unrealized
       holding losses on securities             --             --             --             --            (220)

       Total comprehensive income               --             --             --             --              --             767
                                         ---------      ---------      ---------      ---------       ---------       ---------

Balance, December 31, 2003               1,247,516             12         11,788          1,172             (52)         12,920

Comprehensive income:
     Net income                                 --             --             --          1,166
     Net change in net unrealized
       holding losses on securities             --             --             --             --             (53)

       Total comprehensive income               --             --             --             --              --           1,113
                                         ---------      ---------      ---------      ---------       ---------       ---------

Balance, December 31, 2004               1,247,516      $      12      $  11,788      $   2,338       $    (105)      $  14,033
                                         =========      =========      =========      =========       =========       =========

          See accompanying notes to consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

Competition - Oceanside, through four banking offices, provides a variety of banking services to individuals and businesses located primarily in East Duval and Northeast St. Johns Counties of Florida. Atlantic funds its loans primarily by offering time, savings and money market, and demand deposit accounts to both commercial enterprises and individuals. Atlantic competes with other banking and financial institutions in its primary markets including Internet-based institutions. Commercial banks, savings banks, savings and loan associations, mortgage bankers and brokers, credit unions, and money market funds actively compete for deposits and loans. Such institutions, as well as consumer finance, mutual funds, insurance companies, and brokerage and investment banking firms, may be considered competitors of Atlantic with respect to one or more of the services it renders.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiary, Oceanside. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of Atlantic conform with U.S. generally accepted accounting principles and to general practices within the banking industry.

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

Oceanside is required by law or regulation to maintain cash reserves with the Federal Reserve Bank. The reserve balances were approximately $808,000 and $631,000 at December 31, 2004 and 2003, respectively.

Investment Securities - Debt securities are classified as held-to-maturity when Atlantic has the positive intent and ability to hold the securities to maturity. Securities held-to-maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

Equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in noninterest income. During 2004 and 2003, Atlantic did not engage in trading securities.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. As of December 31, 2004, no securities were determined to have other than a temporary decline in fair value below cost.

Atlantic does not purchase, sell, or utilize off-balance sheet derivative financial instruments or derivative commodity instruments for hedging purposes.

Securities Purchased Under Agreements to Resell And Securities Sold Under Agreements to Repurchase - Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party. The fair value of collateral either received from or provided to a third party is continually monitored, and additional collateral is obtained or requested to be returned as appropriate.

Loans Held-for-Sale - Residential loans held-for-sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements. Gains and losses resulting from sales of residential mortgage loans are recognized when Atlantic funds the loan and has a commitment from the purchaser. Atlantic had no significant loans held-for-sale as of December 31, 2004 or 2003. Loans originated for sale in 2004 and 2003 totaled $9.1 million and $15.9 million, respectively. The income from mortgage banking operations totaled $106,000 and $183,000 for 2004 and 2003, respectively.

Oceanside recognized a gain in the amount of $33,000 on the sale of an SBA loan in 2004. No loan servicing was retained in this transaction. Oceanside does not classify SBA loans (or the SBA-guaranteed portion) as held-for-sale, as the intent is to generally hold SBA loans to maturity in Oceanside's held-for-investment portfolio.

Loans Held-for-Investment - Loans originated with the intent and ability to hold for the foreseeable future or until maturity or payoff are categorized as loans held-for-investment. These loans are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or capitalized costs. Loan origination fees are capitalized and certain direct origination costs are deferred. Both are recognized as an adjustment of the yield of the related loan over the estimated life of the loan.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

Facilities - Facilities are stated at cost, less accumulated depreciation and amortization. Charges to income for depreciation and amortization are computed on the straight-line method over the estimated useful lives of assets. When properties are sold or otherwise disposed of, the gain or loss resulting from the disposition is credited or charged to income. Expenditures for maintenance and repairs are charged against income and renewals and betterments are capitalized.

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

Foreclosed Assets - Assets acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the foreclosed asset is carried at the lower of carrying amount or fair value less cost to sell. Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the foreclosed assets at the time of the transfer. Revenue and expenses from operations and changes in the valuation allowance are included in gains or loss on foreclosed assets.

During 2004, Oceanside foreclosed on a residential real estate property (referred to as OREO, Other Real Estate Owned) that was essentially cross-collateralized with a commercial lending relationship. This OREO was sold for $675,000 in December 2004; and after net expenses on the sale of the OREO, no gain or loss was recognized on the recorded investment of $641,000. At that time, Oceanside was able to measure the loss on the cross-collateralized

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

commercial lending relationship and loan charge-offs totaling $275,000 were recorded along with a corresponding increase in the provision for loan losses in the fourth quarter of 2004.

Off-Balance Sheet Instruments - In the ordinary course of business, Atlantic has entered into off-balance sheet financial instruments consisting of commitments to extend credit, which may include standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Transfers of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from Atlantic, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) Atlantic does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Computation of Per Share Earnings - Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the years ended December 31, 2004 and 2003, adjusted for the 20% stock dividend in 2003. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. For purposes of computing diluted EPS, the treasury stock method was used for 2004 and 2003. The following information was used in the computation of EPS on both a basic and diluted basis for the years ended December 31, 2004 and 2003 (dollars in thousands except per share data):

                                                                         For the Year Ended December 31,
                                                                               2004           2003
                                                                               ----           ----
      Basic EPS computation:
          Numerator - Net income                                              $1,166         $  987
                                                                              ======         ======
          Denominator - Weighted average shares outstanding (rounded)          1,248          1,248
                                                                              ======         ======
          Basic EPS                                                           $ 0.93         $ 0.79
                                                                              ======         ======

      Diluted EPS computation:
          Numerator - Net income                                              $1,166         $  987
                                                                              ======         ======
          Denominator - Weighted average shares outstanding (rounded)          1,248          1,248
                                                                              ======         ======
          Diluted EPS                                                         $ 0.93         $ 0.79
                                                                              ======         ======

Advertising and Business Development - Atlantic expenses advertising and business development costs as incurred. Advertising and business development costs for 2004 and 2003 as included in other operating expenses were $81,000 and $62,000, respectively.

Reclassification of Accounts - Certain items in the financial statements for 2003 have been reclassified to conform to the classifications used for the current year.

Recent Accounting Pronouncements - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this Statement did not have a material impact on financial condition, the results of operations, or liquidity of Atlantic.

In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of December 31, 2004, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities.

Consolidation of Variable Interest Entities. In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. Atlantic will be required to apply FIN 46R to all entities subject to this Interpretation for periods ended after March 15, 2004. This Interpretation must be applied to those entities that are considered to be special-purpose entities for periods ended after December 15, 2003.

For any variable interest entities (VIEs) that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The application of this Interpretation is not expected to have a material effect on the financial condition, the results of operations, or liquidity of Atlantic.

Accounting For Certain Loans Or Debt Securities Acquired In A Transfer. In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004, and is not expected to have a material impact on financial condition, results of operations, or liquidity of Atlantic.

Meaning of Other Than Temporary Impairment. In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position
(FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on financial condition, the results of operations, or liquidity of Atlantic.

Exchanges of Nonmonetary Assets. In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This Statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations, or liquidity of Atlantic.

Share-Based Payment. In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this Statement will become effective July 1, 2005, for all equity awards granted after the effective date. SFAS 123R requires an entity to recognize compensation expense based on the estimated fair value of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The adoption of this Standard is not expected to have a material effect on financial condition, the results of operations, or liquidity of Atlantic.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities at December 31, 2004 and 2003, follow (dollars in thousands):

                                                 December 31, 2004                                  December 31, 2003
                                  -----------------------------------------------   ------------------------------------------------
                                                 Gross        Gross                                 Gross        Gross
                                  Amortized   Unrealized   Unrealized      Fair     Amortized    Unrealized   Unrealized       Fair
                                    Cost         Gains        Losses       Value       Cost         Gains        Losses       Value
                                    ----         -----        ------       -----       ----         -----        ------       -----
Available-for-sale
------------------
   Mortgage-backed securities      $23,139      $   127      $   296      $22,970     $19,161      $   131      $   215      $19,077
                                   -------      -------      -------      -------     -------      -------      -------      -------

Held-to-maturity
----------------
   State, county and
     municipal bonds                 5,856          288           26        6,118       3,899          298           --        4,197
                                   -------      -------      -------      -------     -------      -------      -------      -------
Total investment securities        $28,995      $   415      $   322      $29,088     $23,060      $   429      $   215      $23,274
                                   =======      =======      =======      =======     =======      =======      =======      =======

Management evaluates securities for other-than-temporary impairment at least on a monthly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of Atlantic to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The unrealized losses on investment securities available for sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Atlantic has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Temporary decreases in fair value of securities available-for-sale at December 31, 2004, of $105,000 (net of deferred income taxes of $64,000) are regarded as an adjustment to stockholders' equity. The estimated fair value of securities is determined on the basis of market quotations.

At December 31, 2004, securities with an amortized cost of $892,000 and fair value of $975,000 were pledged to secure deposits of public funds from the state of Florida and treasury tax and loan deposits with the Federal Reserve.

At December 31, 2004, securities were sold under an agreement to repurchase with a fair value of $20.7 million, which effectively collateralizes overnight customer repurchase agreements totaling $20.7 million (see Note 6). There were no securities of a single issuer, which are non-governmental or non-government sponsored, that exceeded 10% of stockholders' equity at December 31, 2004.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 2 - INVESTMENT SECURITIES (Continued)

The cost and estimated fair value of debt and equity securities at December 31, 2004, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

                                 Securities Available-for-Sale    Securities Held-to-Maturity
                                 -----------------------------    ---------------------------
                                    Amortized          Fair         Amortized          Fair
                                       Cost           Value           Cost             Value
                                       ----           -----           ----             -----
    Due in one to five years         $ 9,866         $ 9,753         $    --         $    --
    Due in five to ten years           5,509           5,552             274             300
    Due in ten years or more           7,764           7,665           5,582           5,818
                                     -------         -------         -------         -------
                                     $23,139         $22,970         $ 5,856         $ 6,118
                                     =======         =======         =======         =======

NOTE 3 - LOANS

The loan portfolio is composed of the following (dollars in thousands):

                                                                                 2004           2003
                                                                                 ----           ----
    Real estate loans                                                          $102,268       $ 66,125
    Commercial loans                                                             21,460         26,812
    Consumer and other loans                                                      6,147          6,622
                                                                               --------       --------
        Total loan portfolio                                                    129,875         99,559
    Less, deferred fees                                                             (74)           (77)
    Less, allowance for loan losses                                              (1,296)        (1,220)
                                                                               --------       --------
             Loans, net                                                        $128,505       $ 98,262
                                                                               ========       ========

At December 31, 2004 and 2003, fixed rate loans (excluding nonaccrual loans) with maturities over one year totaled approximately $17.5 million and $21.6 million, respectively.

The following is a summary of the transactions in the allowance for loan losses (dollars in thousands):

                                                                                 2004           2003
                                                                                 ----           ----
    Balance, beginning of period                                               $  1,220       $    970
    Provisions charged to operating expenses                                        362            319
    Loans charged-off                                                              (294)           (73)
    Recoveries                                                                        8              4
                                                                               --------       --------
    Balance, end of period                                                     $  1,296       $  1,220
                                                                               ========       ========

Interest income recognized or received on impaired loans for 2004 and 2003 was not material. At December 31, 2004 and 2003, impaired loans, all collateral dependent, were as follows (dollars in thousands):

                                                                                 2004           2003
                                                                                 ----           ----
    Average balance during year                                                $    158       $     26
                                                                               ========       ========

    Total impaired loans (excluding SBA-guaranteed portion of loan)            $     13       $      1
    Total related allowance for loan losses                                         (13)            --
                                                                               --------       --------
    Amount of impaired loans without a specific allowance for loan losses      $     --       $      1
                                                                               ========       ========

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 3 - LOANS (Continued)

Nonaccrual and past due loans at December 31, 2004 and 2003, were as follows (dollars in thousands):

                                                                                 2004           2003
                                                                                 ----           ----
    Nonaccrual loans (and considered impaired) and includes
       SBA-guaranteed portion of loan                                          $     90       $      1
    Past due ninety days or more, but still accruing                                 --             15
                                                                               --------       --------
                                                                               $     90       $     16
                                                                               ========       ========

NOTE 4 - FACILITIES

Facilities. A summary follows (dollars in thousands):

                                                             Accumulated                      Estimated
                                                          Depreciation and     Net Book         Useful
                                                 Cost       Amortization         Value           Lives
                                                 ----       ------------         -----           -----
December 31, 2004:
     Land and land improvements                $    750        $     --        $    750
     Bank building and improvements               3,262             421           2,841       5 - 40 years
     Furniture, fixtures, and equipment           1,707           1,143             564       3 - 10 years
                                               --------        --------        --------
                                               $  5,719        $  1,564        $  4,155
                                               ========        ========        ========

December 31, 2003:
     Land and land improvements                $    750        $     --        $    750
     Bank building and improvements               3,185             332           2,853       5 - 40 years
     Furniture, fixtures, and equipment           1,465             889             576       3 - 10 years
                                               --------        --------        --------
                                               $  5,400        $  1,221        $  4,179
                                               ========        ========        ========

Depreciation and amortization of facilities totaled $344,000 and $278,000 in 2004 and 2003, respectively.

Operating Leases. Atlantic leases property for a branch location and its operations center at 13799 Beach Boulevard, Jacksonville, Florida, under a noncancelable operating lease dated September 27, 2000, and expires in 2011, subject to two five-year renewal options. On August 22, 2002, Atlantic entered into a 20-year noncancelable operating lease agreement for a new branch at the corner of Kernan Boulevard and Atlantic Boulevard, Jacksonville, Florida. Lease payments commenced in September 2003, and the branch opened December 15, 2003. All other operating leases, consisting principally of computer and other equipment, are not material.

Total rent expense for 2004 and 2003 was $294,000 and $212,000, respectively. The future annual rental payments for the branch leases (excluding renewal options and inflation adjustments) are due as follows: $235,000 for 2005, $237,000 for 2006 - 2010, $129,000 for 2011, $75,000 for 2012 - 2022, and
$56,000 in 2023.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 5 - TIME DEPOSITS

Time deposits at December 31, 2004 and 2003, totaled $64,950,000 and $44,262,000, respectively. Time deposits with a remaining maturity or next repricing date of (dollars in thousands):

                                                   December 31, 2004              December 31, 2003
                                              ---------------------------   ----------------------------
                                              Time, $100,000   Other Time   Time, $100,000    Other Time
                                                 And Over        Deposits       And Over       Deposits
                                                 --------        --------       --------       --------
    Three months or less                          $ 6,603        $16,757        $ 6,923        $ 7,477
    Over three through twelve months                6,672         11,193          8,019         10,990
    Over twelve months through three years          4,885         11,502          1,167          6,601
    Over three years                                2,220          5,118            562          2,523
                                                  -------        -------        -------        -------
                                                  $20,380        $44,570        $16,671        $27,591
                                                  =======        =======        =======        =======

Time deposits of less than $100,000 with a remaining maturity of one year or less totaled $27,950,000 at December 31, 2004. Time deposits of $100,000 or more with a remaining maturity of one year or less totaled $13,275,000 at December 31, 2004.

Interest expense on certificates of deposit of $100,000 or more totaled $567,000 and $520,000 for 2004 and 2003, respectively. Interest expense on other time deposits totaled $858,000 and $583,000 for 2004 and 2003, respectively.

Oceanside does not generally accept brokered deposits and no brokered deposits were outstanding at December 31, 2004 and 2003.

NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

                                                              December 31,
                                                              ------------
                                                           2004           2003
                                                           ----          ----

    Customer repurchase agreement                        $20,704        $16,500
    FHLB of Atlanta advances                               2,300          2,300
                                                         -------        -------
                                                         $23,004        $18,800
                                                         =======        =======

Customer Repurchase Agreements. Atlantic has sold securities under an agreement to repurchase with a par value of $20,833,000 and a fair value of $20,705,000, which effectively collateralizes overnight borrowings from an insider (see Note
11) totaling $20,704,000. The interest rate is based on the then current federal fund rate less 0.25%. The interest rate on this overnight borrowing was 2.00%. The average balance of customer repurchase agreements for 2004 and 2003 were $11,986,000 and $11,282,000, respectively, at a weighted average interest rate of 1.64% and 1.21%, respectively. Interest of $196,000 and $136,000 were recorded in 2004 and 2003, respectively.

FHLB of Atlanta Advances. Atlantic has obtained an advance from FHLB of $2,300,000 collateralized by Atlantic's FHLB capital stock and a blanket lien on eligible wholly-owned residential (1-4 units) first mortgage loans totaling approximately $7.4 million. This advance matures on November 17, 2005, and has a fixed interest rate at 6.05%. Interest of $139,000 and $141,000 was recorded in 2004 and 2003, respectively.

Other Short-term Borrowings. Atlantic purchases federal funds for liquidity needs during the year. At December 31, 2004 and 2003, no federal fund purchases existed. The average federal fund purchased during 2004 and 2003, was $322,000 and $377,000, respectively, at a weighted average interest rate of 2.17% and 1.59%, respectively. Interest of $7,000 and $6,000 was recorded in 2004 and 2003, respectively.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 7 - INCOME TAXES

The provision for income taxes on income is summarized as follows (dollars in thousands):

                                                         Year Ended December 31,
                                                           2004         2003
                                                           ----         ----
Current:
     Federal                                              $  467       $  499
     State                                                    80           85
                                                          ------       ------
                                                             547          584
                                                          ------       ------
Deferred:
     Federal                                                 (67)        (103)
     State                                                   (11)         (18)
                                                          ------       ------
                                                             (78)        (121)
                                                          ------       ------
              Total income tax provision                  $  469       $  463
                                                          ======       ======

A reconciliation of the income tax provision computed at the federal statutory rate of 34% and the income tax provision shown on the statement of operations, follows (dollars in thousands):

                                                       2004                      2003
                                                       ----                      ----
                                                             % of                        % of
                                               Amount       Pretax        Amount        Pretax
                                               ------       ------        ------        ------
    Tax computed at statutory rate             $ 556         34.0%         $ 493         34.0%
    Increase (decrease) resulting from:
        Nontaxable interest income, net          (75)        (4.6)           (64)        (4.4)
        Other                                    (12)        (0.7)            34          2.3
                                               -----         ----          -----         ----
             Income tax provision              $ 469         28.7%         $ 463         31.9%
                                               =====         ====          =====         ====

The components of the net deferred income tax assets are as follows (dollars in thousands):

                                                                December 31,
                                                             2004          2003
                                                             ----          ----
    Deferred tax asset:
        Federal                                             $  608       $  577
        State                                                  104           99
                                                            ------       ------
                                                               712          676
                                                            ------       ------
    Deferred tax liability:
        Federal                                                (61)         (64)
        State                                                  (10)         (11)
                                                            ------       ------
                                                               (71)         (75)
                                                            ------       ------
             Net deferred tax asset                         $  641       $  601
                                                            ======       ======

The tax effects of each type of significant item that gave rise to deferred taxes are (dollars in thousands):

                                                                  December 31,
                                                              2004         2003
                                                              ----         ----

    Allowance for loan losses                                $  442       $  445
    Indexed retirement plans                                    185          122
    Net unrealized holding (gains) losses on securities          63           32
    Other, net                                                  (49)           2
                                                             ------       ------
             Net deferred tax asset                          $  641       $  601
                                                             ======       ======

Income taxes of $32,000 for 2004 and $133,000 for 2003 have been netted in the caption "Unrealized holding losses on securities arising during period" found in the Consolidated Statements of Operations and Comprehensive Income.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 8 - EMPLOYEE BENEFITS AND INDEXED RETIREMENT PLANS

SIMPLE Plan. Atlantic sponsors a SIMPLE Plan that covers substantially all employees. Atlantic matches each participant's contribution, subject to a maximum of 3% of the participant's salary. The SIMPLE Plan is a prototype plan and has been approved by the Internal Revenue Service. The amount included in salaries and employee benefits as pension expense totaled $47,000 and $43,000 for 2004 and 2003, respectively.

Indexed Retirement Plans. Atlantic has adopted an Indexed Retirement Plan ("IRP") for Atlantic's seven directors and four of its current or former officers. The purpose of the IRP is to retain qualified directors and members of management by offering a retirement benefit. Benefits under the IRP began vesting over a five-year period, starting with service beginning in 1997. Upon his resignation from Atlantic, a former officer and director was 60% vested in the IRP. The remaining ten participants were each 100% vested at the end of 2004.

Atlantic has purchased a pool of life insurance policies with $2,050,000 that had previously been invested in overnight federal funds sold. The policies have cash surrender values that can progressively grow, based on a fluctuating index of life insurance securities, resulting in an earnings stream.

Under the IRP as amended, the current participants will begin receiving annual cash retirement benefit payments for the rest of their lives after reaching age 65 in most cases. The size of these payments will depend on the growth in value of the purchased pool of life insurance policies. In addition, the beneficiaries of eight of the participants will each receive 90% of the death benefits gains, payable upon the respective participant's death, with the remaining 10% plus the policy cash value payable to Atlantic. The beneficiaries of the remaining three participants will receive annual cash benefit payments for an additional twenty years following the participant's death. A summary of the activity for the IRP follows (dollars in thousands):

                                                                         December 31,
                                                                      2004       2003
                                                                      ----       ----
    Policy income included in other income                           $  98       $  57
    Pension expense included in other operating expenses              (160)        (60)
    Life insurance expense included in other operating expenses        (11)         (7)
    Deferred income tax benefit                                         63          16
                                                                     -----       -----
        Net after income tax benefit                                 $ (10)      $   6
                                                                     =====       =====

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

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

Commercial and standby letters-of-credit are conditional commitments issued by Atlantic to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Of the letters of credit, approximately $1,691,000 of the $1,772,000 issued and outstanding at December 31, 2004, have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. Atlantic generally holds collateral supporting those commitments if deemed necessary.

At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk for Atlantic (dollars in thousands):

                                                                             December 31,
                                                                           2004         2003
                                                                           ----         ----
    Commitments to extend credit (including unused lines of credit)      $17,277      $17,650
    Standby letters of credit                                            $ 1,772      $ 1,614

Collateral Requirements. To reduce credit risk related to the use of credit-related financial instruments, Atlantic might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on Atlantic's credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment, and real estate. Access to the collateral is generally achieved by either (i) maintaining possession of the collateral, (ii) placing a recorded lien in the appropriate jurisdiction, or (iii) other means such as an assignment.

If the counterparty does not have the right and ability to redeem the collateral or Atlantic is permitted to sell or repledge the collateral on short notice, Atlantic records the collateral in its statement of financial condition at fair value with a corresponding obligation to return it.

Exposure to Transactions with Correspondent Banks and Related Limitations on Interbank Liabilities. In the ordinary course of business, Oceanside may incur a loss if a correspondent bank defaults upon an obligation, which may include overnight federal funds, loan participations, and other interbank transactions. Management monitors its risks with these correspondents and places certain limitations upon the exposure.

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

Other. At December 31, 2004, Atlantic had $8.8 million of available lines of credit from other banks for the purchase of overnight federal funds.

NOTE 10 - CONCENTRATIONS OF CREDIT

Substantially all of Atlantic's loans, commitments, and standby letters of credit have been granted to customers in northeast Florida, including Duval and St. Johns counties. Atlantic's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although Atlantic has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local, state, and national economic conditions, which can be affected by a number of events domestically and internationally.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 10 - CONCENTRATIONS OF CREDIT (Continued)

The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers. Atlantic, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of its legal lending limit. As a state-chartered bank, Oceanside's 15% legal lending limit was approximately $2.2 million at December 31, 2004 ($3.8 million for loans qualifying for the 25% limit). Atlantic does not have any significant concentrations to any one industry or customer.

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

A summary of activity for 2004 and 2003 for such loans follows (dollars in thousands):

                                                    2004             2003
                                                    ----             ----

    Beginning of year balance                     $ 1,431           $ 2,159
    Additions                                       3,715             2,124
    Reductions                                     (3,182)           (2,852)
                                                  -------           -------
    End of year balance                           $ 1,964           $ 1,431
                                                  =======           =======

Unfunded commitments to the same parties totaled $1,142,000 at December 31, 2004. At December 31, 2004 and 2003, deposits and customer repurchase agreements with insiders totaled approximately $22.0 million and $17.0 million, respectively.

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

Dividends. The ability of Atlantic to pay dividends to stockholders depends primarily on dividends received by Atlantic from its subsidiary, Oceanside. Oceanside's ability to pay dividends is limited by federal and state banking regulations based upon Oceanside's profitability and other factors. State banking statutes further require (i) prior approval, (ii) that at least 20% of the prior year's earnings be transferred to additional paid-in capital (surplus) annually until surplus equals or exceeds Oceanside's common stock, and (iii) that certain minimum capital levels are maintained. At December 31, 2004, retained earnings of approximately $636,000 were available to pay cash dividends to the holding company only (Atlantic) in order to maintain Oceanside's current regulatory capital classification.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses follow (dollars in thousands):

                                                               2004        2003
                                                               ----        ----

         Processing and settlement fees                       $  420      $  342
         Professional, legal, and audit fees                     230         208
         Pension expense                                         160          60
         Stationary, printing, and supplies                      107          96
         Postage, freight, and courier                            95          84
         Director fees                                            90          84
         Telephone                                                85          81
         Advertising and business development                     81          62
         Regulatory assessments                                   70          43
         Insurance (excluding group insurance)                    68          51
         Dues and subscriptions                                   50          58
         Other miscellaneous expenses                            165         142
                                                              ------      ------
                                                              $1,621      $1,311
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

      Federal Home Loan Bank and Correspondent Banks' Stock - Fair value of Atlantic's investment in Federal Home Loan Bank and correspondent banks' stock is its cost.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of Atlantic's financial instruments at December 31, 2004, follow (dollars in thousands):

                                                          Carrying        Fair
                                                           Amount         Value
                                                           ------         -----
      Financial Assets
          Cash and deposits in other banks                $ 18,173      $ 18,173
          Investment securities                             28,826        29,088
          Stock in FHLB and correspondent bank                 593           593
          Loans, net                                       128,505       129,419
                                                          --------      --------
               Total assets valued                        $176,097      $177,273
                                                          ========      ========

      Financial Liabilities
          Deposits                                        $146,352      $146,921
          Other borrowings                                  23,004        23,129
                                                          --------      --------
               Total liabilities valued                   $169,356      $170,050
                                                          ========      ========

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were Atlantic to have disposed of such items at December 31, 2004, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2004, should not necessarily be considered to apply at subsequent dates.

NOTE 15 - REGULATORY CAPITAL MATTERS

The Federal Reserve Board and other bank regulatory agencies have adopted risk-based capital guidelines for banks and bank holding companies with consolidated assets over $150 million. The main objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of banking organizations and to take into account the different risks among banking organizations' assets, liabilities, and off-balance sheet items. Bank regulatory agencies have supplemented the risk-based capital standard with a leverage ratio for Tier I capital to total reported assets.

Failure to meet the capital adequacy guidelines and the framework for prompt corrective actions could initiate actions by the regulatory agencies, which could have a material effect on the consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 15 - REGULATORY CAPITAL MATTERS (Continued)

As of December 31, 2004, the most recent notification from the FDIC, Oceanside was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, it will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

                                                                                             To Be Well
                                                                                            Capitalized
                                                                                            Under Prompt
                                                                 For Capital             Corrective Action
                                          Actual              Adequacy Purposes              Provisions
                                     Amount      Ratio     >/= Amount   >/= Ratio      >/= Amount   >/= Ratio
                                     ------      -----     ----------   ---------      ----------   ---------
                                                           (dollars in thousands)
As of December 31, 2004:
     Total Risk-Based Capital
     (To Risk-Weighted Assets)      $15,319      10.43%      $11,746       8.00%         $14,683      10.00%
     Tier I Capital
     (To Risk-Weighted Assets)      $14,023       9.55%      $ 5,873       4.00%         $ 8,810       6.00%
     Tier I Leverage
     (To Average Assets)            $14,023       8.02%      $ 6,993       4.00%         $ 8,742       5.00%

As of December 31, 2003:
     Total Risk-Based Capital
     (To Risk-Weighted Assets)      $12,190      10.46%      $ 9,320       8.00%         $11,651      10.00%
     Tier I Capital
     (To Risk-Weighted Assets)      $10,970       9.42%      $ 4,660       4.00%         $ 6,990       6.00%
     Tier I Leverage
     (To Average Assets)            $10,970       8.12%      $ 5,403       4.00%         $ 6,753       5.00%

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 16 - PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for Atlantic BancGroup, Inc. (parent only):

Condensed Balance Sheets as of December 31:                       2004            2003
                                                                  ----            ----
                                                                  (Dollars In Thousands)
Assets
     Cash and cash equivalents                                  $      37       $   1,947
     Investment in and advances to subsidiary bank                 13,918          10,918
     Other assets                                                     101              55
                                                                ---------       ---------
     Total                                                      $  14,056       $  12,920
                                                                =========       =========

Liabilities and Stockholders' Equity
     Liabilities                                                $      23       $      --
     Stockholders' equity                                          14,033          12,920
                                                                ---------       ---------
     Total                                                      $  14,056       $  12,920
                                                                =========       =========

Condensed Statements of Operations and Stockholders' Equity
Years Ended December 31:                                          2004            2003
                                                                  ----            ----
                                                                 (Dollars In Thousands)
Equity in net income of subsidiary bank                         $   1,253       $   1,049
Other income                                                           13              43
Other expenses (net of income tax benefit)                           (100)           (105)
                                                                ---------       ---------
Net income                                                          1,166             987
Stockholders' Equity:
     Beginning of  year                                            12,920          12,154
     Net change in unrealized holding losses on securities
        in subsidiary bank and rounding                               (53)           (221)
                                                                ---------       ---------
     End of year                                                $  14,033       $  12,920
                                                                =========       =========

Condensed Statements of Cash Flows
Years Ended December 31:                                          2004            2003
                                                                  ----            ----
                                                                  (Dollars In Thousands)
Operating Activities
Net income                                                      $   1,166       $     987
Adjustment to reconcile net income to net cash
   provided by operating activities:
     Equity in undistributed earnings of subsidiary bank           (1,253)         (1,049)
     Other                                                            (23)            (34)
                                                                ---------       ---------
Net Cash Used In Operating Activities                                (110)            (96)
                                                                ---------       ---------

Investing Activities
     Capital contributions to subsidiary bank                      (1,800)         (1,000)
                                                                ---------       ---------
Net Cash Used In Investing Activities                              (1,800)         (1,000)
                                                                ---------       ---------

Decrease in Cash and Cash Equivalents                              (1,910)         (1,096)
Cash and Cash Equivalents:
     Beginning of year                                              1,947           3,043
                                                                ---------       ---------
     End of year                                                $      37       $   1,947
                                                                =========       =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Neither Atlantic nor Oceanside has had any disagreements with its Accountants.

ITEM 8A. CONTROLS AND PROCEDURES.

Background of Internal Controls and Internal Audits. Oceanside is the sole financial subsidiary of Atlantic. Oceanside has in place extensive policies and operating procedures for loans, operations, accounting and compliance. All audits, whether internal or external are reported directly to the joint Audit Committee of Oceanside and Atlantic and the minutes of the Audit Committee meetings are subsequently reported to the Boards of Directors of Oceanside and Atlantic.

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

ITEM 8B. OTHER INFORMATION.

The Company did not fail to file any Form 8-K to disclose any information required to be disclosed therein during the fourth quarter of 2004.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information contained under the section captioned "Election of Directors" beginning on page 6 of Atlantic's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2005, is incorporated herein by reference.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information contained under the section captioned "Section 16(a) Beneficial Ownership Compliance" at page 9 of Atlantic's definitive Proxy Statement is incorporated herein by reference.

                                 CODE OF ETHICS

In 2003, Atlantic adopted a Code of Ethics policy that applies to its principal executive and financial officers (Incorporated by reference to Exhibit 14 to Atlantic's Form 10-KSB for year ended December 31, 2003).

                                FINANCIAL EXPERT

Atlantic has at least one audit committee financial expert. The information contained in the section captioned "Report of the Audit Committee" at page 4 in Atlantic's definitive Proxy Statement is incorporated herein by reference.

                             AUDIT COMMITTEE CHARTER

The Company has adopted an Audit Committee Charter which was amended in March 2001.

ITEM 10. EXECUTIVE COMPENSATION.

The information contained in the sections captioned "Board of Directors Meetings," at page 3 and "Executive Compensation" at page 9 and "Benefits" at page 10 under "Executive Compensation" in the definitive Proxy Statement, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in the section captioned "Beneficial Stock Ownership of Directors and Executive Officers" at page 9 under "Election of Directors" in the definitive Proxy Statement, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in the section captioned "Certain Relationships and Related Transactions" at page 11 in the definitive Proxy Statement is incorporated herein by reference.

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

            11 The computation of per share earnings is shown in the consolidated financial statements of Atlantic BancGroup, Inc. and Subsidiary for December 31, 2004 and 2003, contained in
                  Item 7, on Page 52 of the Notes to Consolidated Financial Statements

            14 Code of Ethics for Senior Officers Policy (Incorporated by reference to Exhibit 14 to Atlantic's Form 10-KSB for year ended December 31, 2003).

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

      (b)   Reports on Form 8-K

            None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained in the section captioned "Ratification of the Appointment of the Independent Auditor for the Fiscal Year Ending December 31, 2005," at page 11 in the definitive Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville Beach, State of Florida, on the 17th of March, 2005.

                                        ATLANTIC BANCGROUP, INC.


                                        /s/ Barry W. Chandler
                                        ----------------------------------------
                                        Barry W. Chandler
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 17th of March, 2005

Signature                               Title
---------                               -----

/s/  Donald F. Glisson, Jr.             Chairman of the Board
-----------------------------
     Donald F. Glisson, Jr.

/s/  Barry W. Chandler                  President and Chief Executive Officer
-----------------------------
     Barry W. Chandler

/s/  David L. Young                     Executive Vice President,
-----------------------------           Chief Financial Officer,
     David L. Young                     and Corporate Secretary

/s/  Frank J. Cervone                   Director
-----------------------------
     Frank J. Cervone

/s/  Jimmy Dubberly                     Director
-----------------------------
     Jimmy Dubberly

/s/  Robin H. Scheiderman               Director
-----------------------------
     Robin H. Scheiderman

/s/  G. Keith Watson                    Director
-----------------------------
     G. Keith Watson

/s/  Conrad L. Williams                 Director
-----------------------------
     Conrad L. Williams

/s/  Dennis M. Wolfson                  Director
-----------------------------
     Dennis M. Wolfson

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                                   Form 10-KSB
                     For Fiscal Year Ended December 31, 2004

                                  EXHIBIT INDEX

Exhibit
  No.                          Exhibit
-------           -----------------------------------

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