Form 10QSB
period 2005-03-31
ATLANTIC BANCGROUP INC
filed 2005-05-16
CIK 1087790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005
                        Commission File Number 001-15061

                       ----------------------------------

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

Yes _X_ No ___

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class                                        Outstanding as of May 10, 2005
---------------                                   ------------------------------
Common Stock                                      Common Stock - 1,247,516
  Par Value $0.01 per share

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

               FORM 10-QSB - FOR THE QUARTER ENDED MARCH 31, 2005

                                      INDEX
                                      -----

                                                                                    PAGE
                                                                                   NUMBER
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

              Condensed Consolidated Statements of Financial Condition as of
              March 31, 2005 (Unaudited) and December 31, 2004......................  3

              Consolidated Statements of Operations and Comprehensive Income
              for the Three Months Ended March 31, 2005 and 2004 (Unaudited)........  4

              Condensed Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 2005 and 2004 (Unaudited)......................  5

              Consolidated Statement of Stockholders' Equity (Unaudited)............  6

              Notes to Consolidated Financial Statements (Unaudited)................  7

              Review by Independent Registered Public Accounting Firm............... 13

              Report on Review by Independent Registered Public Accounting Firm..... 13

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................. 14

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk............ 20

     Item 4 - Controls and Procedures............................................... 20

PART II - OTHER INFORMATION......................................................... 21

SIGNATURES.......................................................................... 22

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in Thousands Except Per Share Data)

                                                         March 31,
                                                           2005        December 31,
                                                        (Unaudited)        2004
                                                        -----------    ------------
ASSETS
Cash and due from banks                                 $    14,696    $    10,569
Federal funds sold                                            2,647          7,604
                                                        -----------    -----------
   Total cash and cash equivalents                           17,343         18,173
Securities pledged for customer repurchase agreements        22,646         20,705
Securities, available-for-sale                                4,903          2,265
Securities, held-to-maturity (market value of
  $6,031 in 2005 and $6,118 in 2004)                          5,855          5,856
Stock in FHLB and correspondent banks, at cost                  676            593
Loans, net                                                  130,452        128,505
Facilities                                                    4,112          4,155
Accrued interest receivable                                     666            589
Deferred income taxes                                           676            641
Investment in indexed retirement plan                         2,389          2,363
Other assets                                                    439            472
                                                        -----------    -----------
       TOTAL                                            $   190,157    $   184,317
                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand deposits                  $    30,420    $    27,782
   Interest-bearing deposits                                 10,824         10,293
   Money market deposits                                     33,996         36,701
   Savings deposits                                           6,259          6,626
   Time deposits, $100,000 and over                          22,238         20,380
   Other time deposits                                       46,514         44,570
                                                        -----------    -----------
     Total deposits                                         150,251        146,352

Other borrowings                                             24,816         23,004
Accrued interest payable on deposits                            118             97
Accounts payable and accrued liabilities                        853            831
                                                        -----------    -----------
     Total liabilities                                      176,038        170,284
                                                        -----------    -----------
Commitments and contingencies                                    --             --
                                                        -----------    -----------
Stockholders' equity:
   Common stock                                                  12             12
   Additional paid-in capital                                11,789         11,788
   Retained earnings                                          2,618          2,338
   Accumulated other comprehensive income:
     Net unrealized holding losses on securities               (300)          (105)
                                                        -----------    -----------
     Total stockholders' equity                              14,119         14,033
                                                        -----------    -----------
       TOTAL                                            $   190,157    $   184,317
                                                        ===========    ===========
Book value per common share                             $     11.32    $     11.25
                                                        ===========    ===========
Common shares outstanding                                 1,247,516      1,247,516
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

                                                             For the Three Months Ended
                                                                      March 31,
                                                             --------------------------
                                                                  2005         2004
                                                                --------     --------
Interest and fees on loans                                      $  2,117     $  1,628
Investment income on investment securities and
   interest-bearing deposits in other banks                          268          192
Federal funds sold                                                    25           10
                                                                --------     --------
     Total interest income                                         2,410        1,830
                                                                --------     --------

Interest on deposits                                                 688          388
Other borrowings and federal funds purchased                         124           61
                                                                --------     --------
     Total interest expense                                          812          449
                                                                --------     --------

     Net interest income before provision for loan losses          1,598        1,381

Provision for loan losses                                             30           95
                                                                --------     --------

     Net interest income after provision for loan losses           1,568        1,286
                                                                --------     --------

Noninterest income:
   Service charges on deposit accounts                               122          131
   Mortgage banking fees                                              35           23
   Other income                                                       48           43
                                                                --------     --------
     Total noninterest income                                        205          197
                                                                --------     --------

Noninterest expenses:
   Salaries and employee benefits                                    656          593
   Expenses of bank premises and fixed assets                        264          233
   Other operating expenses                                          440          384
                                                                --------     --------
     Total noninterest expenses                                    1,360        1,210
                                                                --------     --------

Income before provision for income taxes                             413          273

Provision for income taxes                                           133           79
                                                                --------     --------

Net income                                                           280          194

Other comprehensive income, net of income taxes:
   Unrealized holding gains (losses) arising during period          (195)         107
                                                                --------     --------

Comprehensive income                                            $     85     $    301
                                                                ========     ========

Earnings per common share
   Basic                                                        $   0.22     $   0.16
                                                                ========     ========
   Dilutive                                                     $   0.22     $   0.16
                                                                ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                                                     For the Three Months Ended
                                                                             March 31,
                                                                     --------------------------
                                                                          2005         2004
                                                                       ---------    ---------
Net cash provided by operating activities:
   Net income                                                          $     280    $     194
   Provision for loan losses                                                  30           95
   Depreciation and amortization                                              89           77
   Net premium amortization and discount accretion                            38           65
   Net change in other assets and liabilities                                 (6)          96
                                                                       ---------    ---------

       Net cash provided by operating activities                             431          527
                                                                       ---------    ---------

Cash flows from investing activities:
   Net (increase) decrease in:
     Investment securities                                                (4,949)      (2,712)
     Loans                                                                (1,977)      (7,804)
     Investment in indexed retirement plan                                    --         (950)
   Purchases of bank premises and equipment, net                             (46)        (111)
                                                                       ---------    ---------

       Net cash used by investing activities                              (6,972)     (11,577)
                                                                       ---------    ---------

Cash flows from financing activities:
   Net increase in deposits                                                3,899       18,172
   Proceeds from other borrowings, net of repayments                       1,812          436
                                                                       ---------    ---------

       Net cash provided by financing activities                           5,711       18,608
                                                                       ---------    ---------

Net increase (decrease) in cash and cash equivalents                        (830)       7,558

Cash and cash equivalents at beginning of period                          18,173       17,192
                                                                       ---------    ---------

Cash and cash equivalents at end of period                             $  17,343    $  24,750
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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                             (Dollars In Thousands)

                                                                                               Net
                                                                                           Unrealized
                                        Common Stock            Additional                   Holding          Total
                                    ------------------------     Paid-in       Retained     Losses on     Stockholders'
                                      Shares        Amount       Capital       Earnings     Securities       Equity
                                    ----------    ----------    ----------    ----------    ----------     ----------
Balance, December 31, 2004           1,247,516    $       12    $   11,788    $    2,338    $     (105)    $   14,033

   Rounding                                 --            --             1            --            --              1

Comprehensive income:
   Net income                               --            --            --           280            --
   Net change in unrealized
    holding losses on securities            --            --            --            --          (195)

   Total comprehensive income               --            --            --            --            --             85
                                    ----------    ----------    ----------    ----------    ----------     ----------

Balance, March 31, 2005              1,247,516    $       12    $   11,789    $    2,618    $     (300)    $   14,119
                                    ==========    ==========    ==========    ==========    ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

NOTE 1 - ACCOUNTING POLICIES

Atlantic BancGroup, Inc. (the "Holding Company") is a bank holding company registered with the Federal Reserve and owns 100% of the outstanding stock of Oceanside Bank ("Oceanside"). Oceanside is a state-chartered commercial bank, which opened July 21, 1997. Oceanside's deposits are insured by the Federal Deposit Insurance Corporation. The Holding Company's primary business activity is the operation of Oceanside and it operates in only one reportable industry segment, banking. Collectively, the entities are referred to as "Atlantic." References to Atlantic and Oceanside throughout these consolidated financial statements are made using the first-person notations of "we," "our," and "us."

The accompanying consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiary, Oceanside. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of Atlantic conform with U. S. generally accepted accounting principles and to general practices within the banking industry.

Our consolidated financial statements for the three months ended March 31, 2005 and 2004, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In management's opinion, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2004, and are incorporated herein by reference.

Oceanside provides a wide range of banking services to individual and corporate customers primarily in Duval County and St. Johns County, Florida. We are subject to regulations of certain federal and state regulatory agencies and, accordingly, we are examined by those agencies. As a consequence of the extensive regulation of commercial banking activities, our business is particularly susceptible to being affected by federal legislation and regulations.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

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

Recent Accounting Pronouncements - Accounting For Certain Loans or Debt Securities Acquired In A Transfer. In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance was effective for loans acquired in fiscal years beginning after December 15, 2004, and the adoption of SOP 03-3 is not expected to have a material impact on financial condition, results of operations, or liquidity of Atlantic.

Meaning of Other Than Temporary Impairment. In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position
(FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. The adoption of the effective provisions of this EITF did not have a material impact on Atlantic's financial position, results of operations, or liquidity. Management is in the process of assessing the impact the delayed provisions will have on its financial position, results of operations, and liquidity, when adopted.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

NOTE 1 - ACCOUNTING POLICIES (Continued)

In March 2005, the SEC released Staff Accounting Bulletin ("SAB") No. 107, which addresses the application of SFAS No. 123(R). This SAB is intended to assist issuers with their initial implementation of SFAS No. 123(R) by providing interpretive guidance related to share-based compensation regarding the interaction between SFAS No. 123(R) and certain Securities and Exchange Commission rules and regulations. It does not change or amend the provisions of SFAS No. 123(R) or these SEC rules and regulations. SAB No. 107 also delayed the effective date of SFAS No. 123(R) for public companies to annual, rather than interim, periods beginning after June 15, 2005. The adoption of SFAS No. 123(R), as interpreted by SAB No. 107, is not expected to have a material impact on the financial position, results of operations, or liquidity of Atlantic.

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three months ended March 31, 2005 and 2004. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. We have no dilutive potential shares outstanding for 2005 or 2004. For purposes of computing diluted EPS, the treasury stock method is used.

The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended March 31, 2005 and 2004:

                                                         Three Months Ended March 31,
                                                              2005          2004
                                                              ----          ----
Basic EPS computation:
    Numerator - Net income                                 $  280,000    $  194,000
                                                           ----------    ----------
    Denominator - Weighted average shares outstanding       1,247,516     1,247,516
                                                           ----------    ----------
    Basic EPS                                              $     0.22    $     0.16
                                                           ==========    ==========

Diluted EPS computation:
    Numerator - Net income                                 $  280,000    $  194,000
                                                           ----------    ----------
    Denominator -
         Weighted average shares outstanding                1,247,516     1,247,516
         Dilutive potential shares outstanding                     --            --
                                                           ----------    ----------
                                                            1,247,516     1,247,516
                                                           ----------    ----------
    Diluted EPS                                            $     0.22    $     0.16
                                                           ==========    ==========

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                             March 31, 2005                             December 31, 2004
                               -----------------------------------------   -----------------------------------------
                                            Gross Unrealized                            Gross Unrealized
                               Amortized    ----------------      Fair     Amortized    ----------------      Fair
                                  Cost      Gains     Losses      Value      Cost       Gains     Losses      Value
                                -------    -------    -------    -------    -------    -------    -------    -------
Available-for-sale
------------------
  Mortgage-backed securities    $28,031    $    34    $   516    $27,549    $23,139    $   127    $   296    $22,970
                                -------    -------    -------    -------    -------    -------    -------    -------

Held-to-maturity
----------------
  State, county, and
    municipal bonds               5,855        254         78      6,031      5,856        288         26      6,118
                                -------    -------    -------    -------    -------    -------    -------    -------

Total investment securities     $33,886    $   288    $   594    $33,580    $28,995    $   415    $   322    $29,088
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

The unrealized losses on investment securities available for sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Atlantic has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Temporary decreases in fair value of securities available-for-sale at March 31, 2005, of $300,000 (net of deferred income taxes of $182,000) are regarded as an adjustment to stockholders' equity. The estimated fair value of securities is determined on the basis of market quotations.

At March 31, 2005, securities with an amortized cost of $853,000 and fair value of $922,000 were pledged to secure deposits of public funds from the state of Florida and treasury tax and loan deposits with the Federal Reserve.

At March 31, 2005, securities were sold under an agreement to repurchase with a fair value of $22.6 million, which effectively collateralizes overnight customer repurchase agreements totaling $22.5 million. There were no securities of a single issuer, which are non-governmental or non-government sponsored, that exceeded 10% of stockholders' equity at March 31, 2005.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

                                                      March 31,     December 31,
                                                        2005            2004
                                                      ---------     ------------

    Real estate loans                                 $ 104,874      $ 102,268
    Commercial and industrial loans                      21,136         21,460
    Consumer and other loans                              5,825          6,147
                                                      ---------      ---------
             Total loan portfolio                       131,835        129,875
    Less, deferred fees                                     (66)           (74)
    Less, allowance for loan losses                      (1,317)        (1,296)
                                                      ---------      ---------

             Loans, net                               $ 130,452      $ 128,505
                                                      =========      =========

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses. We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for loan losses follows (dollars in thousands):

                                              For the Three     For the Twelve
                                               Months Ended      Months Ended
                                              March 31, 2005   December 31, 2004
                                              --------------   -----------------

    Balance, beginning of period                  $ 1,296           $ 1,220
    Provisions charged to operating expenses           30               362
    Loans, charged-off                                 (9)             (294)
    Recoveries                                         --                 8
                                                  -------           -------

    Balance, end of period                        $ 1,317           $ 1,296
                                                  =======           =======

We had categorized one loan as nonaccrual at March 31, 2005, and one loan at December 31, 2004, with principal balances of $201,000 and $90,000, respectively.

NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

                                                        March 31,   December 31,
                                                          2005          2004
                                                        ---------   ------------

    Customer repurchase agreements                       $22,516      $20,704
    FHLB of Atlanta advances                               2,300        2,300
                                                         -------      -------

        Total other borrowings                           $24,816      $23,004
                                                         =======      =======

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. Our exposure to credit loss is represented by the contractual amount of these commitments. We follow the same credit policies in making commitments as we do for on-balance sheet instruments. Financial instruments at March 31, 2005, consisted of commitments to extend credit approximating $16.2 million and standby letters of credit of $1.8 million.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by us, is based on our credit evaluation of the customer.

NOTE 8 - REGULATORY CAPITAL

We are required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2005, of the regulatory capital requirements and actual capital on a percentage basis for Oceanside and the Holding Company:

                                                                     Regulatory
                                                          Actual     Requirement
                                                          ------     -----------
Oceanside
---------
   Total risk-based capital ratio                         10.04%        8.00%
   Tier 1 risk-based capital ratio                         9.19%        4.00%
   Tier 1 leverage ratio                                   8.02%        4.00%

Holding Company
---------------
   Total risk-based capital ratio                         10.08%        8.00%
   Tier 1 risk-based capital ratio                         9.24%        4.00%
   Tier 1 leverage ratio                                   8.06%        4.00%

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                 MARCH 31, 2005

Stevens, Powell & Company, P.A., Atlantic's independent registered public accounting firm, has made a limited review of the interim financial data as of March 31, 2005, and for the three month periods ended March 31, 2005 and 2004, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X follows:

        REPORT ON REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have reviewed the accompanying interim condensed consolidated statement of financial condition of Atlantic BancGroup, Inc., and its wholly-owned subsidiary, Oceanside Bank, as of March 31, 2005, and the related interim consolidated statements of operations and comprehensive income and interim condensed consolidated statements of cash flows for the three month periods ended March 31, 2005 and 2004, and the related interim consolidated statement of stockholders' equity for the three month period ended March 31, 2005. These interim consolidated financial statements are the responsibility of Atlantic's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated statement of financial condition as of December 31, 2004, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated January 28, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


/s/ Stevens, Powell & Company, P.A.

STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
May 10, 2005

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

                         Future Accounting Requirements

There are currently no pronouncements issued that are scheduled for implementation during 2005 that are expected to have any significant impact on the accounting policies of Atlantic or Oceanside.

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

                              Results of Operations

Our net income for the three months ended March 31, 2005, was $280,000, as compared with $194,000 reported in the same period of 2004. We were able to substantially grow earning assets and maintain a favorable mix of earning assets and deposits in the first quarter of 2005. An overview of the more significant matters affecting our results of operations follows:

o Average earning assets grew at a pace of 25.7% for the three months ended March 31, 2005, over the same period of 2004. With the growth in deposits and customer repurchase agreements, we were able to fund the increased loan demand during 2005.

o With the double-digit growth in average earning assets and the favorable mix of earning assets and deposits, we grew our net interest income (before provision for loan losses) $217,000, or 15.7%, during the three months ended March 31, 2005, over the comparable period of 2004.

                               Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three months ended March 31, 2005):

                                                   Three Months     Year Ended
                                                       Ended        December 31,
                                                  March 31, 2005        2004
                                                  --------------    ------------
Return on average assets                               0.63%            0.73%
Return on average equity                               8.05%            8.67%
Interest-rate spread during the period                 3.59%            3.76%
Net interest margin                                    4.05%            4.13%
Noninterest expenses to average assets                 3.08%            3.06%

                         Liquidity and Capital Resources

Liquidity Management. Liquidity management involves monitoring the sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different statement of financial condition components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets that are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase. At March 31, 2005, we exceeded our regulatory liquidity requirements.

We expect to meet our liquidity needs with:

o available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $17.3 million at March 31, 2005;

o the repayment of loans, which include loans with a remaining maturity of one year or less (excluding those in nonaccrual status) totaling $69.6 million;

o proceeds of unpledged securities available-for-sale, which totaled $4.9 million at March 31, 2005;

o     growth in deposits; and,

o     if necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $2.6 million at March 31, 2005, as compared to $7.6 million at December 31, 2004. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. We had core deposits totaling $128.0 million at March 31, 2005, and $126.0 million at December 31, 2004, an increase of 1.6%. We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future.

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

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities. At March 31, 2005, we had commitments to originate loans totaling $16.2 million, and had issued, but unused, standby letters of credit of $1.8 million for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following March 31, 2005, total $39.5 million. We believe that adequate resources exist to fund all our anticipated commitments, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Holding Company and Oceanside to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets (as defined in the regulations). Management believes, as of March 31, 2005, that the Holding Company and Oceanside met all capital adequacy requirements to which they are subject.

As of the most recent reporting period for the quarter ended March 31, 2005, Oceanside's ratios exceeded the minimum levels for the well-capitalized category. An institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since March 31, 2005, that management believes have changed Oceanside's category. The Holding Company and Oceanside's actual capital amounts and percentages are presented in the following tables (dollars in thousands):

                                          Actual             Minimum(1)      Well-Capitalized(2)
                                     Amount      %        Amount      %        Amount      %
                                     ------    ------     ------    ------     ------    ------
Oceanside
---------
Total risk-based capital ratio      $15,644    10.04%    $12,467     8.00%    $15,584    10.00%
Tier 1 risk-based capital ratio     $14,327     9.19%    $ 6,234     4.00%    $ 9,350     6.00%
Tier 1 leverage ratio               $14,327     8.02%    $ 7,146     4.00%    $ 8,933     5.00%

Holding Company
---------------
Total risk-based capital ratio      $15,736    10.08%    $12,483     8.00%    $15,604    10.00%
Tier 1 risk-based capital ratio     $14,419     9.24%    $ 6,242     4.00%    $ 9,363     6.00%
Tier 1 leverage ratio               $14,419     8.06%    $ 7,158     4.00%    $ 8,947     5.00%

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

At March 31, 2005, we had eleven loans totaling approximately $1.1 million classified as substandard, one loan totaling $201,000 classified as nonaccrual, and no loans classified as a loss. All of the substandard loans are either performing according to terms, or principal reductions have been made with, in management's opinion, adequate reserves established.

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

A summary of balances in the allowance for loan losses and key ratios follows (dollars in thousands):

                                                                           For the Three      For the Twelve
                                                                            Months Ended       Months Ended
                                                                           March 31, 2005    December 31, 2004
                                                                           --------------    -----------------
      End of period loans (net of deferred fees)                              $131,769           $129,801
      End of period allowance for loan losses                                 $  1,317           $  1,296
      % of allowance for loan losses to total loans                               1.00%              1.00%
      Average loans for the period                                            $130,430           $114,236
      Net charge-offs (recoveries) as a percentage of average loans
          for the period (annualized for 2004)                                    0.03%              0.25%
      Nonperforming assets to period end loans and foreclosed property            0.15%              0.07%
      Nonperforming assets to period end total assets                             0.11%              0.05%

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

                                                             For the Three Months Ended March 31,
                                                            2005                             2004
                                               -----------------------------    -----------------------------
                                                          Interest   Average               Interest   Average
                                               Average      and       Yield/    Average      and       Yield/
                                               Balance    Dividends    Rate     Balance    Dividends    Rate
                                               --------    -------     ----     --------    -------     ----
Interest-earning assets:
    Loans                                      $130,430    $ 2,117     6.58%    $102,972    $ 1,628     6.36%
    Investment and
        mortgage-backed securities (1)           29,790        268     4.22%      23,217        192     3.85%
    Other interest-earning assets                 4,129         25     2.46%       4,542         10     0.89%
                                               --------    -------              --------    -------

       Total interest-earning assets (1)        164,349      2,410     6.05%     130,731      1,830     5.72%
                                                           -------                          -------

Noninterest-earning assets                       14,594                           12,483
                                               --------                         --------

       Total assets                            $178,943                         $143,214
                                               ========                         ========

Interest-bearing liabilities:
    Demand, money market
        and NOW deposits                       $ 42,596        179     1.70%    $ 34,851         91     1.05%
    Savings                                       6,464         12     0.75%       5,686          7     0.50%
    Certificates of deposit                      66,606        497     3.03%      49,232        290     2.37%
    Other                                        18,418        124     2.73%      13,332         61     1.84%
                                               --------    -------              --------    -------

       Total interest-bearing liabilities       134,084        812     2.46%     103,101        449     1.75%
                                                           -------                          -------

Noninterest-bearing liabilities                  30,753                           27,063
Stockholders' equity                             14,106                           13,050
                                               --------                         --------

       Total liabilities and
           stockholders' equity                $178,943                         $143,214
                                               ========                         ========

Net interest income before
    provision for loan losses                              $ 1,598                          $ 1,381
                                                           =======                          =======

Interest-rate spread                                                   3.59%                            3.97%
                                                                       ====                             ====
Net interest margin (1)                                                4.05%                            4.34%
                                                                       ====                             ====
Ratio of average interest-earning assets
    to average interest-bearing liabilities      122.57%                          126.80%
                                               ========                         ========

(1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

            Comparison of Three Months Ended March 31, 2005 and 2004

Interest Income and Expense

Interest Income. Interest income was $2,410,000 and $1,830,000 for the three months ended March 31, 2005 and 2004, respectively. We experienced an increase in yields on average earning assets of 33 basis points and the favorable growth in average earning assets of $33.6 million, or 25.7%, netted an overall growth rate of 31.7% for interest income. The increase in yields was the result of increases in the interest rate environment. Average loans as a percentage of average earning assets increased to 79.4% in the first quarter of 2005 as compared with 78.8% in 2004. We saw a shift in the percentage of investment securities to 18.1% in 2005 from 17.8% in 2004, while the percentage of other interest-earning assets to total interest-earning assets shifted from 3.5% in 2004 to 2.5% in 2005.

Interest Expense. Interest expense was $812,000 and $449,000 for the three months ended March 31, 2005 and 2004, respectively. While average interest-bearing liabilities grew by $31.0 million, or 30.1%, during this period, interest expense increased 80.8% as a result of the increase in the rate environment with the cost of funds reaching 2.46% compared with 1.75% in the first quarter of 2005 over the same period in 2004.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses was $1,598,000 and $1,381,000 for the three months ended March 31, 2005 and 2004, respectively. The net interest margin for the first quarter of 2005 was 4.05% as compared with the net interest margin in 2004 of 4.34%, a decrease of 29 basis points. The narrowing of margins was due principally to the rising market interest rates resulting from recent Federal Reserve rate increases. Given our composition of deposits, we experienced a more rapid increase of 40.6% in our cost of funds, while the rates we earned on our earning assets increased by only 5.8% in the first three months of 2005 over the same period of 2004.

Provision for Loan Losses

We recorded provisions for loan losses totaling $30,000 and $95,000 for the three months ended March 31, 2005 and 2004, respectively, which reflects management's assessment of the overall quality of the loan portfolio and historically low levels of loan losses and past due loans.

Noninterest Income and Expenses

Noninterest Income. Total noninterest income increased 4.1% to $205,000 for the three months ended March 31, 2005, from $197,000 for the three months ended March 31, 2004. Fees and service charges on deposit accounts declined $9,000, or 6.9%, in 2005 versus the same period in 2004. This decline is the result of stiffer competition in our market area from competitors providing no-fee deposit accounts. Mortgage banking fees increased $12,000, or 52.2%, in the first quarter of 2005 over the same period in 2004, as we experienced a resurgence in mortgage refinancings and activity as interest rates began to move upward. The remaining other fees and income increased 11.6% principally due to the increase in wire transfer fees and the cash surrender value of the indexed retirement plan.

Noninterest Expenses. Increases in expenses associated with our continued growth, including higher personnel costs, depreciation and lease expenses, and pensions costs, partially offset our net income for the quarter ended March 31, 2005.

Provision for Income Taxes

The income tax provision was $133,000 for the three months ended March 31, 2005, an effective rate of 32.2%. This compares with an effective rate of 28.9% for the same period in 2004. The effective tax rates in 2005 and 2004 differ from the federal and state statutory rates principally due to nontaxable investment income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. We have little or no risk related to trading accounts, commodities or foreign exchange.

We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest - rate swaps. We actively monitor and manage interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on the asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in our market risk exposure since December 31, 2004.

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
                              ---------

                        The following exhibits are filed as part of this Form 10-QSB and this list includes the Exhibit Index:

                        Exhibit No.                      Description
                        -----------                      -----------

                        Exhibit 31.1 Certification of Principal Executive Officer, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the
                                          Sarbanes-Oxley Act of 2002

                        Exhibit 31.2 Certification of Principal Financial Officer, pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the
                                          Sarbanes-Oxley Act of 2002

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

                                           Atlantic BancGroup, Inc.
                                           ------------------------


Date: May 10, 2005                         /s/ Barry W. Chandler
      ------------                         ---------------------
                                           Barry W. Chandler
                                           President and Chief Executive Officer


Date: May 10, 2005                         /s/ David L. Young
      ------------                         ------------------
                                           David L. Young
                                           Executive Vice President,
                                           Chief Financial Officer, and
                                           Corporate Secretary