Form 10QSB
period 2005-06-30
ATLANTIC BANCGROUP INC
filed 2005-08-15
CIK 1087790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005
                        Commission File Number 001-15061
                                               ---------

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

                       ----------------------------------

                                 (904) 247-9494
                                 --------------
                 (Issuer's telephone number including area code)

                       ----------------------------------

Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     Class                                    Outstanding as of August 10, 2005
---------------                               ---------------------------------
Common Stock                                  Common Stock - 1,247,516
  Par Value $0.01 per share

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                FORM 10-QSB - FOR THE QUARTER ENDED JUNE 30, 2005

                                      INDEX
                                      -----

                                                                                                       PAGE
                                                                                                      NUMBER
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Condensed Consolidated Statements of Financial Condition as of
                  June 30, 2005 (Unaudited) and December 31, 2004......................................  3

                  Condensed Consolidated Statements of Operations and Comprehensive Income
                  for the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)................  4

                  Condensed Consolidated Statements of Cash Flows for the Three
                  and Six Months Ended June 30, 2005 and 2004 (Unaudited)..............................  5

                  Condensed Consolidated Statement of Stockholders' Equity (Unaudited).................  6

                  Notes to Consolidated Financial Statements (Unaudited)...............................  7

                  Review by Independent Registered Public Accounting Firm.............................. 14

                  Report on Review by Independent Registered Public Accounting Firm.................... 14

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................................ 15

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk........................... 23

         Item 4 - Controls and Procedures.............................................................. 23

PART II - OTHER INFORMATION............................................................................ 24

SIGNATURES............................................................................................. 26

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in Thousands Except Per Share Data)

                                                          June 30,
                                                            2005        December 31,
                                                        (Unaudited)         2004
                                                        ------------    ------------
ASSETS
Cash and due from banks                                 $     16,304    $     10,569
Federal funds sold                                               770           7,604
                                                        ------------    ------------
   Total cash and cash equivalents                            17,074          18,173
Securities pledged for customer repurchase agreements         26,191          20,705
Securities, available-for-sale                                 2,866           2,265
Securities, held-to-maturity (market value of
  $6,140 in 2005 and $6,118 in 2004)                           5,853           5,856
Stock in FHLB and correspondent banks, at cost                   676             593
Loans, net                                                   141,426         128,505
Facilities                                                     4,087           4,155
Accrued interest receivable                                      670             589
Deferred income taxes                                            596             641
Investment in indexed retirement plan                          2,415           2,363
Other assets                                                     283             472
                                                        ------------    ------------

       TOTAL                                            $    202,137    $    184,317
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand deposits                  $     34,029    $     27,782
   Interest-bearing deposits                                   6,411          10,293
   Money market deposits                                      33,836          36,701
   Savings deposits                                            6,002           6,626
   Time deposits, $100,000 and over                           27,020          20,380
   Other time deposits                                        50,975          44,570
                                                        ------------    ------------

     Total deposits                                          158,273         146,352

Other borrowings                                              28,491          23,004
Accrued interest payable on deposits                             140              97
Accounts payable and accrued liabilities                         609             831
                                                        ------------    ------------

     Total liabilities                                       187,513         170,284
                                                        ------------    ------------

Commitments and contingencies                                     --              --
                                                        ------------    ------------

Stockholders' equity:
   Common stock                                                   12              12
   Additional paid-in capital                                 11,789          11,788
   Retained earnings                                           2,967           2,338
   Accumulated other comprehensive income:
     Net unrealized holding losses on securities                (144)           (105)
                                                        ------------    ------------

     Total stockholders' equity                               14,624          14,033
                                                        ------------    ------------

       TOTAL                                            $    202,137    $    184,317
                                                        ============    ============

Book value per common share                             $      11.72    $      11.25
                                                        ============    ============

Common shares outstanding                                  1,247,516       1,247,516
                                                        ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)

                                                                For the Three Months Ended       For the Six Months Ended
                                                                         June 30,                        June 30,
                                                                --------------------------       -------------------------
                                                                   2005             2004            2005            2004
                                                                ---------        ---------       ---------       ---------
Interest and fees on loans                                      $   2,306        $   1,745       $   4,423       $   3,373
Investment income on investment securities and
   interest-bearing deposits in other banks                           320              206             588             398
Federal funds sold                                                     23               22              48              32
                                                                ---------        ---------       ---------       ---------
     Total interest income                                          2,649            1,973           5,059           3,803
                                                                ---------        ---------       ---------       ---------

Interest on deposits                                                  828              426           1,516             814
Other borrowings and federal funds purchased                          160               88             284             149
                                                                ---------        ---------       ---------       ---------
     Total interest expense                                           988              514           1,800             963
                                                                ---------        ---------       ---------       ---------

     Net interest income before provision for loan losses           1,661            1,459           3,259           2,840

Provision for loan losses                                             143               40             173             135
                                                                ---------        ---------       ---------       ---------

     Net interest income after provision for loan losses            1,518            1,419           3,086           2,705
                                                                ---------        ---------       ---------       ---------

Noninterest income:
   Service charges on deposit accounts                                126              141             248             272
   Mortgage banking fees                                               25               22              60              45
   Other income                                                        65               53             113              96
                                                                ---------        ---------       ---------       ---------
     Total noninterest income                                         216              216             421             413
                                                                ---------        ---------       ---------       ---------

Noninterest expenses:
   Salaries and employee benefits                                     637              587           1,293           1,180
   Expenses of bank premises and fixed assets                         213              208             477             441
   Other operating expenses                                           411              402             851             786
                                                                ---------        ---------       ---------       ---------
     Total noninterest expenses                                     1,261            1,197           2,621           2,407
                                                                ---------        ---------       ---------       ---------

Income before provision for income taxes                              473              438             886             711

Provision for income taxes                                            125              128             258             207
                                                                ---------        ---------       ---------       ---------

Net income                                                            348              310             628             504

Other comprehensive income, net of income taxes:
   Unrealized holding gains (losses) arising during period            156             (301)            (39)           (194)
                                                                ---------        ---------       ---------       ---------

Comprehensive income                                            $     504        $       9       $     589       $     310
                                                                =========        =========       =========       =========

Earnings per common share
   Basic                                                        $    0.28        $    0.24       $    0.50       $    0.40
                                                                =========        =========       =========       =========
   Dilutive                                                     $    0.28        $    0.24       $    0.50       $    0.40
                                                                =========        =========       =========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)


                                                                       For the Three Months Ended       For the Six Months Ended
                                                                                June 30,                        June 30,
                                                                       --------------------------       -------------------------
                                                                          2005             2004            2005            2004
                                                                       ---------        ---------       ---------       ---------
Net cash provided by operating activities:
   Net income                                                          $     348        $     310       $     628       $     504
   Provision for loan losses                                                 143               40             173             135
   Depreciation and amortization                                              94               88             183             165
   Net premium amortization and discount accretion                            35               81              73             146
   Net change in other assets and liabilities                               (130)            (113)           (136)            (17)
                                                                       ---------        ---------       ---------       ---------

       Net cash provided by operating activities                             490              406             921             933
                                                                       ---------        ---------       ---------       ---------

Cash flows from investing activities:
   Net (increase) decrease in:
     Investment securities                                                (1,270)          (2,522)         (6,219)         (5,234)
     Loans                                                               (11,117)          (4,145)        (13,094)        (11,949)
     Investment in indexed retirement plan                                    --               --              --            (950)
   Purchases of bank premises and equipment, net                             (69)             (44)           (115)           (155)
                                                                       ---------        ---------       ---------       ---------

       Net cash used by investing activities                             (12,456)          (6,711)        (19,428)        (18,288)
                                                                       ---------        ---------       ---------       ---------

Cash flows from financing activities:
   Net increase in deposits                                                8,022              689          11,921          18,861
   Proceeds from other borrowings, net of repayments                       3,675            5,558           5,487           5,994
                                                                       ---------        ---------       ---------       ---------

       Net cash provided by financing activities                          11,697            6,247          17,408          24,855
                                                                       ---------        ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents                        (269)             (58)         (1,099)          7,500

Cash and cash equivalents at beginning of period                          17,343           24,750          18,173          17,192
                                                                       ---------        ---------       ---------       ---------

Cash and cash equivalents at end of period                             $  17,074        $  24,692       $  17,074       $  24,692
                                                                       =========        =========       =========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                             (Dollars In Thousands)

                                                                                             Net
                                                                                          Unrealized
                                            Common Stock         Additional                Holding         Total
                                      ----------------------      Paid-in     Retained    Losses on    Stockholders'
                                        Shares        Amount      Capital     Earnings    Securities      Equity
                                      ---------      -------     ----------   ---------   -----------  -------------
Balance, December 31, 2004            1,247,516      $    12      $11,788      $ 2,338      $  (105)      $14,033

   Rounding                                  --           --            1            1           --             2

Comprehensive income:
   Net income                                --           --           --          628           --
   Net change in unrealized
    holding losses on securities             --           --           --           --          (39)

   Total comprehensive income                --           --           --           --           --           589
                                      ---------      -------      -------      -------      -------       -------

Balance, June 30, 2005                1,247,516      $    12      $11,789      $ 2,967      $  (144)      $14,624
                                      =========      =======      =======      =======      =======       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Atlantic BancGroup, Inc. (the "Holding Company") is a bank holding company registered with the Federal Reserve and owns 100% of the outstanding stock of Oceanside Bank ("Oceanside"). Oceanside is a state-chartered commercial bank, which opened July 21, 1997. Oceanside's deposits are insured by the Federal Deposit Insurance Corporation. The Holding Company's primary business activity is the operation of Oceanside and it operates in only one reportable industry segment, banking. Collectively, the entities are referred to as "Atlantic." References to Atlantic and Oceanside throughout these condensed consolidated financial statements are made using the first-person notations of "we," "our," and "us."

The accompanying condensed consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiary, Oceanside. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of Atlantic conform with U.
S. generally accepted accounting principles and to general practices within the banking industry.

Our condensed consolidated financial statements for the three and six months ended June 30, 2005 and 2004, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In management's opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2004, and are incorporated herein by reference.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes , and SFAS 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28 . SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in APB Opinion No. 20 to include the cumulative effect changes in accounting principle in the income statement in the period of change. Instead, to enhance comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period specific effects of applying the change. Although retrospective application is similar to restating prior periods, SFAS 154 gives the treatment a new name to differentiate it from restatement for correction of an error. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impracticable to determine the cumulative effect for all periods, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. The changes required by SFAS 154 are not expected to have a material impact on the financial condition, results of operations, or liquidity of Atlantic.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three and six months ended June 30, 2005 and 2004. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. We have no dilutive potential shares outstanding for 2005 or 2004. For purposes of computing diluted EPS, the treasury stock method is used.

The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended June 30, 2005 and 2004:

                                                           Three Months Ended June 30,
                                                               2005            2004
                                                               ----            ----
Basic EPS computation:
    Numerator - Net income                                 $  348,000      $  310,000
                                                           ----------      ----------
    Denominator - Weighted average shares outstanding       1,247,516       1,247,516
                                                           ----------      ----------
    Basic EPS                                                   $0.28           $0.24
                                                                =====           =====

Diluted EPS computation:
    Numerator - Net income                                 $  348,000      $  310,000
                                                           ----------      ----------
    Denominator -
         Weighted average shares outstanding                1,247,516       1,247,516
         Dilutive potential shares outstanding                     --              --
                                                           ----------      ----------
                                                            1,247,516       1,247,516
                                                           ----------      ----------
    Diluted EPS                                                 $0.28           $0.24
                                                                =====           =====


                                                            Six Months Ended June 30,
                                                              2005            2004
                                                              ----            ----
Basic EPS computation:
    Numerator - Net income                                 $  628,000      $  504,000
                                                           ----------      ----------
    Denominator - Weighted average shares outstanding       1,247,516       1,247,516
                                                           ----------      ----------
    Basic EPS                                                   $0.50           $0.40
                                                                =====           =====

Diluted EPS computation:
    Numerator - Net income                                 $  628,000      $  504,000
                                                           ----------      ----------
    Denominator -
         Weighted average shares outstanding                1,247,516       1,247,516
         Dilutive potential shares outstanding                     --              --
                                                           ----------      ----------
                                                            1,247,516       1,247,516
                                                           ----------      ----------
    Diluted EPS                                                 $0.50           $0.40
                                                                =====           =====

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                               June 30, 2005                               December 31, 2004
                                -------------------------------------------   ---------------------------------------------
                                              Gross Unrealized                              Gross Unrealized
                                Amortized   --------------------     Fair     Amortized   --------------------     Fair
                                  Cost      Gains       Losses      Value       Cost      Gains       Losses      Value
                                  ----      -----       ------      -----       ----      -----       ------      -----
Available-for-sale
   Mortgage-backed securities   $ 29,288   $    106   $      337   $ 29,057   $ 23,139   $    127   $      296   $ 22,970
                                --------   --------   ----------   --------   --------   --------   ----------   --------

Held-to-maturity
   State, county, and
     municipal bonds               5,853        291            4      6,140      5,856        288           26      6,118
                                --------   --------   ----------   --------   --------   --------   ----------   --------

Total investment securities     $ 35,141   $    397   $      341   $ 35,197   $ 28,995   $    415   $      322   $ 29,088
                                ========   ========   ==========   ========   ========   ========   ==========   ========

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

The unrealized losses on investment securities available for sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Atlantic has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Temporary decreases in fair value of securities available-for-sale at June 30, 2005, of $144,000 (net of deferred income taxes of $87,000) are regarded as an adjustment to stockholders' equity. The estimated fair value of securities is determined on the basis of market quotations.

At June 30, 2005, securities with an amortized cost of $884,000 and fair value of $968,000 were pledged to secure deposits of public funds from the state of Florida and treasury tax and loan deposits with the Federal Reserve.

At June 30, 2005, securities were sold under an agreement to repurchase with a fair value of $26.2 million, which effectively collateralizes overnight customer repurchase agreements totaling $26.2 million. There were no securities of a single issuer, which are non-governmental or non-government sponsored, that exceeded 10% of stockholders' equity at June 30, 2005.

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

                                                 June 30,    December 31,
                                                   2005          2004
                                                ---------    ------------

              Real estate loans                 $ 113,362    $    102,268
              Commercial and industrial loans      23,817          21,460
              Consumer and other loans              5,728           6,147
                                                ---------    ------------
                       Total loan portfolio       142,907         129,875
              Less, deferred fees                     (57)            (74)
              Less, allowance for loan losses      (1,424)         (1,296)
                                                ---------    ------------

                       Loans, net               $ 141,426    $    128,505
                                                =========    ============

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses. We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for loan losses follows (dollars in thousands):


                                               For the Six     For the Twelve
                                              Months Ended      Months Ended
                                              June 30, 2005   December 31, 2004
                                              -------------   -----------------

  Balance, beginning of period                  $ 1,296           $ 1,220
  Provisions charged to operating expenses          173               362
  Loans, charged-off                                (45)             (294)
  Recoveries                                         --                 8
                                                -------           -------

  Balance, end of period                        $ 1,424           $ 1,296
                                                =======           =======

We had categorized one loan as nonaccrual at June 30, 2005, and one loan at December 31, 2004, with principal balances of $202,000 and $90,000, respectively.

NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

                                             June 30,          December 31,
                                               2005                2004
                                            ---------          ------------

    Customer repurchase agreements          $  26,191          $     20,704
    FHLB of Atlanta advances                    2,300                 2,300
                                            ---------          ------------

        Total other borrowings              $  28,491          $     23,004
                                            =========          ============

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. Our exposure to credit loss is represented by the contractual amount of these commitments. We follow the same credit policies in making commitments as we do for on-balance sheet instruments. Financial instruments at June 30, 2005, consisted of commitments to extend credit approximating $19.0 million and standby letters of credit of $1.9 million.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

NOTE 8 - REGULATORY CAPITAL

We are required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2005, of the regulatory capital requirements and actual capital on a percentage basis for Oceanside and the Holding Company:

                                                                  Regulatory
                                                    Actual        Requirement
                                                    ------        -----------
Oceanside
---------
     Total risk-based capital ratio                  9.86%              8.00%
     Tier 1 risk-based capital ratio                 8.99%              4.00%
     Tier 1 leverage ratio                           7.90%              4.00%

Holding Company
---------------
     Total risk-based capital ratio                  9.86%              8.00%
     Tier 1 risk-based capital ratio                 8.99%              4.00%
     Tier 1 leverage ratio                           7.90%              4.00%

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                  JUNE 30, 2005

Stevens, Powell & Company, P.A., Atlantic's independent registered public accounting firm, has made a limited review of the interim financial data as of June 30, 2005, and for the three and six month periods ended June 30, 2005 and 2004, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X follows:

        REPORT ON REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have reviewed the accompanying interim condensed consolidated statement of financial condition of Atlantic BancGroup, Inc., and its wholly-owned subsidiary, Oceanside Bank, as of June 30, 2005, and the related interim consolidated statements of operations and comprehensive income and interim condensed consolidated statements of cash flows for the three and six month periods ended June 30, 2005 and 2004, and the related interim consolidated statement of stockholders' equity for the six month period ended June 30, 2005. These interim consolidated financial statements are the responsibility of Atlantic's management.

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


/s/ Stevens, Powell & Company, P.A.

STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
August 10, 2005

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

                              Results of Operations

Our net income for the three and six months ended June 30, 2005, was $348,000 and $628,000, respectively, as compared with $310,000 and $504,000, respectively, reported in the same periods of 2004. We were able to substantially grow earning assets by 18.4% and 21.9%, respectively, in the second quarter and for the first six months of 2005, while maintaining a favorable mix of earning assets and deposits. An overview of the more significant matters affecting our results of operations follows:

o Average loans grew at a pace of 23.8% and 25.2%, respectively, for the three and six months ended June 30, 2005, over the same periods of 2004. With the growth in deposits and customer repurchase agreements, we were able to fund the increased loan demand during 2005.

o With the double-digit growth in average earning assets and the favorable mix of earning assets and deposits, we grew our net interest income (before provision for loan losses) $202,000 and $419,000, or 13.8% and 14.8%, during the three and six months, respectively, ended June 30, 2005, over the comparable periods of 2004.

o While our operating expenses increased in 2005 over 2004, the growth in expenses were held to 5.3% and 8.9%, respectively, during the three and six months ended June 30, 2005, over the comparable periods of 2004.

o We continue to improve our return on stockholder equity, which for the three months ended June 30, 2005, was approaching 10%.

                               Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three and six months ended June 30, 2005):

                                               Three Months        Six Months      Year Ended
                                                   Ended              Ended        December 31,
                                              June 30, 2005      June 30, 2005         2004
                                              -------------      -------------    -------------
   Return on average assets                        0.75%             0.69%            0.73%
   Return on average equity                        9.70%             8.87%            8.67%
   Interest-rate spread during the period          3.45%             3.52%            3.76%
   Net interest margin                             3.97%             4.01%            4.13%
   Noninterest expenses to average assets          2.70%             2.89%            3.06%

                         Liquidity and Capital Resources

Liquidity Management. Liquidity management involves monitoring the sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different statement of financial condition components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets that are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase. At June 30, 2005, we exceeded our regulatory liquidity requirements.

We expect to meet our liquidity needs with:

o available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $17.1 million at June 30, 2005;

o the repayment of loans, which include loans with a remaining maturity of one year or less (excluding those in nonaccrual status) totaling $78.0 million;

o proceeds of unpledged securities available-for-sale and principal repayments from mortgage-backed securities;

o     growth in deposits; and,

o     if necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $0.8 million at June 30, 2005, as compared to $7.6 million at December 31, 2004. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis. We regularly review our liquidity position and have implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the statement of financial condition and funding from non-core sources.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. We had core deposits totaling $131.3 million at June 30, 2005, and $126.0 million at December 31, 2004, an increase of 4.2%. We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future.

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

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities. At June 30, 2005, we had commitments to originate loans totaling $19.0 million, and had issued, but unused, standby letters of credit of $1.9 million for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following June 30, 2005, total $44.9 million. We believe that adequate resources exist to fund all our anticipated commitments, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Holding Company and Oceanside to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets (as defined in the regulations). Management believes, as of June 30, 2005, that the Holding Company and Oceanside met all minimum capital adequacy requirements to which they are subject.

As of the most recent reporting period for the quarter ended June 30, 2005, Oceanside's ratios exceeded the minimum levels for the well-capitalized category, except its total risk-based capital ratio that was $229,000 and 0.14% below the well-capitalized levels of $16,426 and 10.00%, respectively. An institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. At June 30, 2005, the Holding Company and Oceanside's actual capital amounts and percentages are presented in the following tables (dollars in thousands):

                                                            Actual             Minimum(1)      Well-Capitalized(2)
                                                     Amount        %       Amount        %      Amount         %
                                                     -------      ----     -------      ----    -------      -----
Oceanside
---------
Total risk-based capital ratio                       $16,197      9.86%    $13,141      8.00%   $16,426      10.00%
Tier 1 risk-based capital ratio                      $14,733      8.99%    $ 6,570      4.00%   $ 9,855       6.00%
Tier 1 leverage ratio                                $14,733      7.90%    $ 7,478      4.00%   $ 9,347       5.00%

                                                            Actual             Minimum(1)      Well-Capitalized(2)
                                                     Amount        %       Amount        %      Amount         %
                                                     -------      ----     -------      ----    -------      -----
Holding Company
---------------
Total risk-based capital ratio                       $16,192      9.86%    $13,141      8.00%   $16,426      10.00%
Tier 1 risk-based capital ratio                      $14,768      8.99%    $ 6,570      4.00%   $ 9,856       6.00%
Tier 1 leverage ratio                                $14,768      7.90%    $ 7,482      4.00%   $ 9,352       5.00%

(1)   The minimum required for adequately capitalized purposes.

(2) To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations for banks.

There are no conditions or events since June 30, 2005, that management believes have changed Oceanside's category. During the third quarter of 2005, management anticipates that Atlantic will issue trust preferred securities, which will restore the risk-based capital ratios to the well-capitalized levels. In the event of any delays in closing the trust preferred securities transactions, Atlantic could raise additional capital for Oceanside through borrowed funds.

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

At June 30, 2005, we had thirteen loans totaling approximately $1.0 million classified as substandard, one loan totaling $202,000 classified as nonaccrual, and no loans classified as a loss. All of the substandard loans are either performing according to terms, or principal reductions have been made with, in management's opinion, adequate reserves established.

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

A summary of balances in the allowance for loan losses and key ratios follows (dollars in thousands):

                                                                                 For the Six      For the Twelve
                                                                                 Months Ended       Months Ended
                                                                                June 30, 2005     December 31, 2004
                                                                                -------------     -----------------
         End of period loans (net of deferred fees)                                 $142,850          $129,801
         End of period allowance for loan losses                                    $  1,424          $  1,296
         % of allowance for loan losses to total loans                                  1.00%             1.00%
         Average loans for the period                                               $132,664          $114,236
         Net charge-offs (recoveries) as a percentage of average loans
             for the period (annualized for 2005)                                       0.07%            0.25%
         Nonperforming assets to period end loans and foreclosed property               0.15%            0.07%
         Nonperforming assets to period end total assets                                0.11%            0.05%

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

                                                                For the Three Months Ended June 30,
                                                             2005                                  2004
                                              ----------------------------------    ----------------------------------
                                                           Interest     Average                  Interest     Average
                                               Average        and       Yield/       Average        and       Yield/
                                               Balance     Dividends     Rate        Balance     Dividends     Rate
                                               -------     ---------     ----        -------     ---------     ----
Interest-earning assets:
    Loans                                     $ 134,874    $   2,306        6.86%   $ 108,940    $   1,745        6.44%
    Investment and
        mortgage-backed securities (1)           34,293          320        4.23%      27,701          206        3.43%
    Other interest-earning assets                 2,802           23        3.29%       8,612           22        1.03%
                                              ---------    ---------                ---------    ---------
       Total interest-earning assets (1)        171,969        2,649        6.28%     145,253        1,973        5.55%
                                                           ---------                             ---------

Noninterest-earning assets                       15,079                                14,533
                                              ---------                             ---------
       Total assets                           $ 187,048                             $ 159,786
                                              =========                             =========

Interest-bearing liabilities:
    Demand, money market
        and NOW deposits                      $  40,729          196        1.93%   $  37,845           96        1.02%
    Savings                                       6,125           11        0.72%       6,206            8        0.52%
    Certificates of deposit                      72,174          621        3.45%      58,304          322        2.22%
    Other                                        20,806          160        3.08%      15,422           88        2.29%
                                              ---------    ---------                ---------    ---------
       Total interest-bearing liabilities       139,834          988        2.83%     117,777          514        1.76%
                                                           ---------                             ---------

Noninterest-bearing liabilities                  32,821                                29,017
Stockholders' equity                             14,393                                12,992
                                              ---------                             ---------
       Total liabilities and
           stockholders' equity               $ 187,048                             $ 159,786
                                              =========                             =========

Net interest income before
    provision for loan losses                              $   1,661                             $   1,459
                                                           =========                             =========

Interest-rate spread                                                        3.45%                                 3.79%
                                                                            ----                                  ----
Net interest margin (1)                                                     3.97%                                 4.12%
                                                                            ====                                  ====
Ratio of average interest-earning assets
    to average interest-bearing liabilities      122.98%                               123.33%
                                              =========                             =========

(1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

                                                                  For the Six Months Ended June 30,
                                                             2005                                  2004
                                              ----------------------------------    ----------------------------------
                                                           Interest     Average                  Interest     Average
                                               Average        and       Yield/       Average        and       Yield/
                                               Balance     Dividends     Rate        Balance     Dividends     Rate
                                               -------     ---------     ----        -------     ---------     ----
Interest-earning assets:
    Loans                                     $ 132,664    $   4,423        6.72%   $ 105,956    $   3,373        6.40%
    Investment and
        mortgage-backed securities (1)           32,054          588        4.22%      25,459          398        3.62%
    Other interest-earning assets                 3,462           48        2.80%       6,577           32        0.98%
                                              ---------    ---------                ---------    ---------
       Total interest-earning assets (1)        168,180        5,059        6.17%     137,992        3,803        5.63%
                                                           ---------                             ---------

Noninterest-earning assets                       14,797                                13,508
                                              ---------                             ---------
       Total assets                           $ 182,977                             $ 151,500
                                              =========                             =========

Interest-bearing liabilities:
    Demand, money market
        and NOW deposits                      $  41,656          375        1.82%   $  36,348          187        1.03%
    Savings                                       6,294           23        0.74%       5,946           15        0.51%
    Certificates of deposit                      69,415        1,118        3.25%      53,768          612        2.29%
    Other                                        19,619          284        2.92%      14,377          149        2.08%
                                              ---------    ---------                ---------    ---------
       Total interest-bearing liabilities       136,984        1,800        2.65%     110,439          963        1.75%
                                                           ---------                             ---------

Noninterest-bearing liabilities                  31,723                                28,040
Stockholders' equity                             14,270                                13,021
                                              ---------                             ---------
       Total liabilities and
           stockholders' equity               $ 182,977                             $ 151,500
                                              =========                             =========

Net interest income before
    provision for loan losses                              $   3,259                             $   2,840
                                                           =========                             =========

Interest-rate spread                                                        3.52%                                 3.88%
                                                                            ====                                  ====
Net interest margin (1)                                                     4.01%                                 4.23%
                                                                            ====                                  ====
Ratio of average interest-earning assets
    to average interest-bearing liabilities      122.77%                               124.95%
                                              =========                             =========

(1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

             Comparison of Three Months Ended June 30, 2005 and 2004

Interest Income and Expense

Interest Income. Interest income was $2,649,000 and $1,973,000 for the three months ended June 30, 2005 and 2004, respectively. We experienced an increase in yields on average earning assets of 73 basis points and the favorable growth in average earning assets of $26.7 million, or 18.4%, which contributed to an overall growth rate of 34.3% for interest income. The increase in yields was the result of increases in the interest rate environment and improvements in the mix in average earning assets. Average loans as a percentage of average earning assets increased to 78.4% in the second quarter of 2005 as compared with 75.0% in 2004. We saw a shift in the percentage of investment securities to 19.9% in 2005 from 19.1% in 2004, while the percentage of other interest-earning assets to total interest-earning assets shifted from 5.9% in 2004 to 1.6% in 2005.

Interest Expense. Interest expense was $988,000 and $514,000 for the three months ended June 30, 2005 and 2004, respectively. As a result of the increasing interest rate environment and our growth in average interest bearing liabilities of $22.1 million, or 18.7%, during this period, interest expense increased 92.2% as a result of the increase in the rate environment with the cost of funds reaching 2.83% compared with 1.76% in the second quarter of 2005 over the same period in 2004.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses was $1,661,000 and $1,459,000 for the three months ended June 30, 2005 and 2004, respectively. The net interest margin for the second quarter of 2005 was 3.97% as compared with the net interest margin in 2004 of 4.12%, a decrease of 15 basis points. Given our composition of deposits, we experienced a more rapid increase of 92.2% in our cost of funds, while the rates we earned on our earning assets increased by 34.3% in the second quarter of 2005 over the same period of 2004. While our increase in earnings assets partially offset this imbalance in the growth of cost of funds versus our earning yields, the rising market interest rates resulting from recent Federal Reserve rate increases netted an overall reduction in our margins.

Provision for Loan Losses

We recorded provisions for loan losses totaling $143,000 and $40,000 for the three months ended June 30, 2005 and 2004, respectively, which management considered necessary after its assessment of the overall quality of the loan portfolio, historically low levels of loan losses and past due loans, and loan growth of 23.8%.

Noninterest Income and Expenses

Noninterest Income. Total noninterest income remained flat at $216,000 for the three months ended June 30, 2005, compared with the three months ended June 30, 2004. Fees and service charges on deposit accounts declined $15,000, or 10.6%, in 2005 versus the same period in 2004. This decline is the result of stiffer competition in our market area from competitors providing no-fee deposit accounts. Mortgage banking fees increased $3,000, or 13.6%, in the second quarter of 2005 over the same period in 2004, as we experienced a resurgence in mortgage refinancings and activity as interest rates began to move upward. The remaining other fees and income increased 22.6%, principally due to the increase in the cash surrender value of the indexed retirement plan and referral income from insurance sales.

Noninterest Expenses. Increases in expenses of 5.3% associated with our continued growth, including higher personnel costs, occupancy expenses, corporate governance costs, and pension costs partially offset our net income for the quarter ended June 30, 2005.

Provision for Income Taxes

The income tax provision was $125,000 for the three months ended June 30, 2005, an effective rate of 26.4%. This compares with an effective rate of 29.2% for the same period in 2004. The effective tax rates in 2005 and 2004 differ from the federal and state statutory rates principally due to nontaxable investment income. Tax-exempt income increased 40.8% in the second quarter of 2005 over the comparable period in 2004.

              Comparison of Six Months Ended June 30, 2005 and 2004

Interest Income and Expense

Interest Income. Interest income was $5,059,000 and $3,803,000 for the six months ended June 30, 2005 and 2004, respectively. We experienced an increase in yields on average earning assets of 54 basis points and the favorable growth in average earning assets of $30.2 million, or 21.9%, which contributed to an overall growth rate of 33.0% for interest income. The increase in yields was the result of increases in the interest rate environment and improvements in the mix of average earning assets. Average loans as a percentage of average earning assets increased to 78.9% in the first half of 2005 as compared with 76.8% in 2004. We saw a shift in the percentage of investment securities to 19.1% in 2005 from 18.4% in 2004, while the percentage of other interest-earning assets to total interest-earning assets shifted from 4.8% in 2004 to 2.1% in 2005.

Interest Expense. Interest expense was $1,800,000 and $963,000 for the six months ended June 30, 2005 and 2004, respectively. As a result of the increasing interest rate environment and our growth in average interest bearing liabilities of $26.5 million, or 24.0%, during this period, interest expense increased 86.9% as a result of the increase in the rate environment with the cost of funds reaching 2.65% compared with 1.75% in the first half of 2005 over the same period in 2004.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses was $3,259,000 and $2,840,000 for the six months ended June 30, 2005 and 2004, respectively. The net interest margin for the second quarter of 2005 was 4.01% as compared with the net interest margin in 2004 of 4.23%, a decrease of 22 basis points. Given our composition of deposits, we experienced a more rapid increase of 86.9% in our cost of funds, while the rates we earned on our earning assets increased by 33.0% in the second quarter of 2005 over the same period of 2004. While our increase in earnings assets partially offset this imbalance in the growth of cost of funds versus our earning yields, the rising market interest rates resulting from recent Federal Reserve rate increases netted an overall reduction in our margins.

Provision for Loan Losses

We recorded provisions for loan losses totaling $173,000 and $135,000 for the six months ended June 30, 2005 and 2004, respectively, which management considered necessary after its assessment of the overall quality of the loan portfolio, historically low levels of loan losses and past due loans, and loan growth of 25.2%.

Noninterest Income and Expenses

Noninterest Income. Total noninterest income rose 1.9% to $421,000 for the six months ended June 30, 2005, from $413,000 for the six months ended June 30, 2004. Fees and service charges on deposit accounts declined $24,000, or 8.8%, in 2005 versus the same period in 2004. This decline is the result of stiffer competition in our market area from competitors providing no-fee deposit accounts. Mortgage banking fees increased $15,000, or 33.3%, in the first half of 2005 over the same period in 2004, as we experienced a resurgence in mortgage refinancings and activity as interest rates began to move upward. The remaining other fees and income increased 17.7%, principally due to the increase in the cash surrender value of the indexed retirement plan and referral income from insurance sales.

Noninterest Expenses. Increases in expenses of 8.9% associated with our continued growth, including higher personnel costs, occupancy expenses, corporate governance costs, and pension costs partially offset our net income for the six months ended June 30, 2005.

Provision for Income Taxes

The income tax provision was $258,000 for the six months ended June 30, 2005, an effective rate of 29.1%. This compares with an effective rate of 29.1% for the same period in 2004. The effective tax rates in 2005 and 2004 differ from the federal and state statutory rates principally due to nontaxable investment income. Tax-exempt income increased 39.4% in the first half of 2005 over the comparable period in 2004.

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

The joint Audit Committee of Oceanside and Atlantic maintains an audit calendar prepared by the internal auditor for planning purposes. This audit calendar is submitted to the Boards of Oceanside and Atlantic for approval. Annually Atlantic engages an external certified public accounting firm registered with the Public Company Accounting Oversight Board ("PCAOB") to perform an independent audit conducted in accordance with generally accepted auditing standards adopted by the PCAOB.

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

         Item 2. Changes in Securities and Use of Proceeds.
                 None.

         Item 3. Defaults upon Senior Securities.
                 None.

         Item 4. Submission of Matters to a Vote of Security Holders.

                 An Annual Meeting of Shareholders was held on April 28, 2005. At that meeting, a majority of the shareholders of record voted to elect a total of three Class I directors with terms to expire in 2008 (Proposal I); to ratify the Directors' appointment of Stevens, Powell & Company, P.A., as the independent registered public accounting firm for Atlantic BancGroup, Inc., for the fiscal year ending December 31, 2005 (Proposal II); to approve the adjournment of the Annual Meeting to solicit additional proxies in the event that there were not sufficient votes to approve any one or more or the proposals at the 2005 Annual Meeting (Proposal III).

                 Proposal I

                                   Class I Directors with Terms Expiring in 2008
                 ----------------------------------------------------------------------------------
                          Director               Votes For       Votes Against or       Votes
                                                                     Withheld         Abstained
                 ----------------------------------------------------------------------------------
                 Frank J. Cervone                 945,258             2,500               0
                 ----------------------------------------------------------------------------------
                 Barry W. Chandler                945,258             2,500               0
                 ----------------------------------------------------------------------------------
                 Jimmy D. Dubberly                945,258             2,500               0
                 ----------------------------------------------------------------------------------


                 Proposal II

                             -----------------------------------------------------------------
                                   Votes For          Votes Against or      Votes Abstained
                                                          Withheld
                             -----------------------------------------------------------------
                                    944,538                8,986                 2,064
                             -----------------------------------------------------------------


                 Proposal III

                             -----------------------------------------------------------------
                                   Votes For          Votes Against or      Votes Abstained
                                                          Withheld
                             -----------------------------------------------------------------
                                    936,708                8,986                 2,064
                             -----------------------------------------------------------------

         Item 5. Other Information.

                 None.

         Item 6. Exhibits
                 The following exhibits are filed as part of this Form 10-QSB and this list includes the Exhibit Index:

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

                                        Atlantic BancGroup, Inc.
                                        ------------------------


Date:  August 10, 2005                  /s/ Barry W. Chandler
       ---------------                  ---------------------
                                        Barry W. Chandler
                                        President and Chief Executive Officer


Date:  August 10, 2005                  /s/ David L. Young
       ---------------                  ------------------
                                        David L. Young
                                        Executive Vice President,
                                        Chief Financial Officer, and
                                        Corporate Secretary