Form 10QSB
period 2005-09-30
ATLANTIC BANCGROUP INC
filed 2005-11-14
CIK 1087790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB

                      QUARTERLY REPORT UNDER SECTION 13 OR
                        15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 2005
                        Commission File Number 001-15061
                                               ---------

                -------------------------------------------------

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

                -------------------------------------------------

                                 (904) 247-9494
                                 --------------
                 (Issuer's telephone number including area code)

                -------------------------------------------------

Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

   Class                                      Outstanding as of October 31, 2005
-----------                                   ----------------------------------
Common Stock                                  Common Stock - 1,247,516
  Par Value $0.01 per share

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

             FORM 10-QSB - FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                      INDEX
                                      -----

                                                                                                         PAGE
                                                                                                        NUMBER
PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements

                 Condensed Consolidated Statements of Financial Condition as of
                 September 30, 2005 (Unaudited) and December 31, 2004 ..............................       3

                 Condensed Consolidated Statements of Operations and Comprehensive Income
                 for the Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited) .......       4

                 Condensed Consolidated Statements of Cash Flows for the Three
                 and Nine Months Ended September 30, 2005 and 2004 (Unaudited) .....................       5

                 Condensed Consolidated Statements of Stockholders' Equity (Unaudited) .............       6

                 Notes to Consolidated Financial Statements (Unaudited) ............................       7

                 Review by Independent Registered Public Accounting Firm ...........................      14

                 Report on Review by Independent Registered Public Accounting Firm .................      14

        Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .........................................................      15

        Item 3 - Quantitative and Qualitative Disclosures about Market Risk ........................      25

        Item 4 - Controls and Procedures ...........................................................      25

PART II - OTHER INFORMATION ........................................................................      26

SIGNATURES .........................................................................................      28

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in Thousands Except Per Share Data)

                                                        September 30,
                                                            2005          December 31,
                                                         (Unaudited)         2004
                                                        -------------    -------------
ASSETS
Cash and due from banks                                 $      13,267    $      10,569
Federal funds sold                                              1,826            7,604
                                                        -------------    -------------
    Total cash and cash equivalents                            15,093           18,173
Securities pledged for customer repurchase agreements          27,155           20,705
Securities, available-for-sale                                  2,447            2,265
Securities, held-to-maturity (market value of
  $6,037 in 2005 and $6,118 in 2004)                            5,851            5,856
Stock in FHLB and correspondent banks, at cost                    676              593
Loans, net                                                    150,986          128,505
Facilities                                                      4,171            4,155
Accrued interest receivable                                       906              589
Deferred income taxes                                             790              641
Investment in indexed retirement plan                           2,430            2,363
Other assets                                                      440              472
                                                        -------------    -------------

         TOTAL                                          $     210,945    $     184,317
                                                        =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand deposits                 $      33,674    $      27,782
    Interest-bearing deposits                                   8,428           10,293
    Money market deposits                                      35,166           36,701
    Savings deposits                                            5,870            6,626
    Time deposits, $100,000 and over                           26,265           20,380
    Other time deposits                                        53,657           44,570
                                                        -------------    -------------

       Total deposits                                         163,060          146,352

Other borrowings                                               32,081           23,004
Accrued interest payable on deposits                              180               97
Accounts payable and accrued liabilities                          752              831
                                                        -------------    -------------

       Total liabilities                                      196,073          170,284
                                                        -------------    -------------
Commitments and contingencies                                       -                -
                                                        -------------    -------------

Stockholders' equity:
    Common stock                                                   12               12
    Additional paid-in capital                                 11,789           11,788
    Retained earnings                                           3,374            2,338
    Accumulated other comprehensive income:
       Net unrealized holding losses on securities               (303)            (105)
                                                        -------------    -------------

       Total stockholders' equity                              14,872           14,033
                                                        -------------    -------------

         TOTAL                                          $     210,945    $     184,317
                                                        =============    =============

Book value per common share                             $       11.92    $       11.25
                                                        =============    =============

Common shares outstanding                                   1,247,516        1,247,516
                                                        =============    =============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME (UNAUDITED)
                  (Dollars in Thousands Except Per Share Data)

                                                               For the Three Months Ended     For the Nine Months Ended
                                                                      September 30,                  September 30,
                                                              ----------------------------   ----------------------------
                                                                  2005            2004           2005            2004
                                                              ------------    ------------   ------------    ------------
Interest and fees on loans                                    $      2,691    $      1,830   $      7,114    $      5,203
Investment income on investment securities and
    interest-bearing deposits in other banks                           342             237            930             635
Federal funds sold                                                      28              15             76              47
                                                              ------------    ------------   ------------    ------------
       Total interest income                                         3,061           2,082          8,120           5,885
                                                              ------------    ------------   ------------    ------------

Interest on deposits                                                 1,021             503          2,537           1,317
Other borrowings and federal funds purchased                           213              75            497             224
                                                              ------------    ------------   ------------    ------------
       Total interest expense                                        1,234             578          3,034           1,541
                                                              ------------    ------------   ------------    ------------

       Net interest income before provision for loan losses          1,827           1,504          5,086           4,344

Provision for loan losses                                              139               -            312             135
                                                              ------------    ------------   ------------    ------------

       Net interest income after provision for loan losses           1,688           1,504          4,774           4,209
                                                              ------------    ------------   ------------    ------------

Noninterest income:
    Service charges on deposit accounts                                138             161            386             433
    Mortgage banking fees                                               29              49             89              94
    Gain on sale of SBA loans                                            -              33              -              33
    Other income                                                        56              58            169             154
                                                              ------------    ------------   ------------    ------------
       Total noninterest income                                        223             301            644             714
                                                              ------------    ------------   ------------    ------------

Noninterest expenses:
    Salaries and employee benefits                                     644             570          1,937           1,750
    Expenses of bank premises and fixed assets                         287             244            764             685
    Other operating expenses                                           391             436          1,242           1,222
                                                              ------------    ------------   ------------    ------------
       Total noninterest expenses                                    1,322           1,250          3,943           3,657
                                                              ------------    ------------   ------------    ------------

Income before provision for income taxes                               589             555          1,475           1,266

Provision for income taxes                                             181             173            439             380
                                                              ------------    ------------   ------------    ------------

Net income                                                             408             382          1,036             886

Other comprehensive income, net of income taxes:
    Unrealized holding gains (losses) arising during period           (159)            175           (198)            (19)
                                                              ------------    ------------   ------------    ------------

Comprehensive income                                          $        249    $        557   $        838    $        867
                                                              ============    ============   ============    ============

Earnings per common share
    Basic                                                     $       0.33    $       0.31   $       0.83    $       0.71
                                                              ============    ============   ============    ============
    Dilutive                                                  $       0.33    $       0.31   $       0.83    $       0.71
                                                              ============    ============   ============    ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                                                   For the Three Months Ended      For the Nine Months Ended
                                                                         September 30,                   September 30,
                                                                   --------------------------      -------------------------
                                                                     2005              2004          2005             2004
                                                                   --------          --------      --------         --------
Net cash provided by operating activities:
   Net income                                                      $    408          $    382      $  1,036         $    886
   Provision for loan losses                                            139                 -           312              135
   Depreciation and amortization                                         84                89           267              254
   Net premium amortization and discount accretion                       32                57           105              203
   Net change in other assets and liabilities                          (324)             (141)         (460)            (158)
                                                                   --------          --------      --------         --------

         Net cash provided by operating activities                      339               387         1,260            1,320
                                                                   --------          --------      --------         --------

Cash flows from investing activities:
   Net (increase) decrease in:
      Investment securities                                            (830)             (417)       (7,049)          (5,651)
      Loans                                                          (9,699)          (10,643)      (22,793)         (22,592)
      Investment in indexed retirement plan                               -                 -             -             (950)
   Purchases of bank premises and equipment, net                       (168)              (50)         (283)            (205)
                                                                   --------          --------      --------         --------

         Net cash used by investing activities                      (10,697)          (11,110)      (30,125)         (29,398)
                                                                   --------          --------      --------         --------

Cash flows from financing activities:
   Net increase in deposits                                           4,787             6,011        16,708           24,872
   Proceeds from junior subordinated debentures, net                  3,000                 -         3,000                -
   Proceeds from other borrowings, net of repayments                    590           (11,751)        6,077           (5,757)
                                                                   --------          --------      --------         --------

         Net cash provided (used) by financing  activities            8,377            (5,740)       25,785           19,115
                                                                   --------          --------      --------         --------

Net decrease in cash and cash equivalents                            (1,981)          (16,463)       (3,080)          (8,963)

Cash and cash equivalents at beginning of period                     17,074            24,692        18,173           17,192
                                                                   --------          --------      --------         --------

Cash and cash equivalents at end of period                         $ 15,093          $  8,229      $ 15,093         $  8,229
                                                                   ========          ========      ========         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                             (Dollars In Thousands)

                                                                                                 Net
                                                                                              Unrealized
                                               Common Stock         Additional                 Holding        Total
                                          -----------------------    Paid-in      Retained     Losses on   Stockholders'
                                            Shares       Amount      Capital      Earnings    Securities      Equity
                                          -----------------------   ----------   ----------   ----------   -------------
Balance, December 31, 2004                 1,247,516   $       12   $   11,788   $    2,338   $     (105)  $      14,033

   Rounding                                        -            -            1            -            -               1

Comprehensive income:
   Net income                                      -            -            -          280            -
   Net change in unrealized
      holding losses on securities                 -            -            -            -         (195)

   Total comprehensive income                      -            -            -            -            -              85
                                          ----------   ----------   ----------   ----------   ----------   -------------

Balance, March 31, 2005                    1,247,516           12       11,789        2,618         (300)         14,119

Comprehensive income:
   Net income                                      -            -            -          348            -
   Net change in unrealized
      holding gains on securities                  -            -            -            -          156

   Total comprehensive income                      -            -            -            -            -             504
                                          ----------   ----------   ----------   ----------   ----------   -------------

Balance, June 30, 2005                     1,247,516           12       11,789        2,966         (144)         14,623

Comprehensive income:
   Net income                                      -            -            -          408            -
   Net change in unrealized
      holding losses on securities                 -            -            -            -         (159)

   Total comprehensive income                      -            -            -            -            -             249
                                          ----------   ----------   ----------   ----------   ----------   -------------

Balance, September 30, 2005                1,247,516   $       12   $   11,789   $    3,374   $     (303)  $      14,872
                                          ==========   ==========   ==========   ==========   ==========   =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

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

Our condensed consolidated financial statements for the three and nine months ended September 30, 2005 and 2004, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In management's opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2004, and are incorporated herein by reference.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Share-Based Payments. In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this Statement became effective July 1, 2005, for all equity awards granted after the effective date. SFAS 123R requires an entity to recognize compensation expense based on the estimated fair value of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The adoption of this Standard is not expected to have a material effect on financial condition, the results of operations, or liquidity of Atlantic.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in APB Opinion No. 20 to include the cumulative effect changes in accounting principle in the income statement in the period of change. Instead, to enhance comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period specific effects of applying the change. Although retrospective application is similar to restating prior periods, SFAS 154 gives the treatment a new name to differentiate it from restatement for correction of an error. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impracticable to determine the cumulative effect for all periods, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. The changes required by SFAS 154 are not expected to have a material impact on the financial condition, results of operations, or liquidity of Atlantic.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2005 and 2004. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. We have no dilutive potential shares outstanding for 2005 or 2004. For purposes of computing diluted EPS, the treasury stock method is used.

The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended September 30, 2005 and 2004:

                                                       Three Months Ended September 30,
                                                           2005                 2004
                                                       -----------          -----------
Basic EPS computation:
   Numerator - Net income                              $   408,000          $   382,000
                                                       -----------          -----------
   Denominator - Weighted average shares outstanding     1,247,516            1,247,516
                                                       -----------          -----------
   Basic EPS                                           $      0.33          $      0.31
                                                       ===========          ===========

Diluted EPS computation:
   Numerator - Net income                              $   408,000          $   382,000
                                                       -----------          -----------
   Denominator -
      Weighted average shares outstanding                1,247,516            1,247,516
      Dilutive potential shares outstanding                      -                    -
                                                       -----------          -----------
                                                         1,247,516            1,247,516
                                                       -----------          -----------
   Diluted EPS                                         $      0.33          $      0.31
                                                       ===========          ===========

                                                       Nine Months Ended September 30,
                                                          2005                  2004
                                                       -----------          -----------
Basic EPS computation:
   Numerator - Net income                              $ 1,036,000          $   886,000
                                                       -----------          -----------
   Denominator - Weighted average shares outstanding     1,247,516            1,247,516
                                                       -----------          -----------
   Basic EPS                                           $      0.83          $      0.71
                                                       ===========          ===========

Diluted EPS computation:
   Numerator - Net income                              $ 1,036,000          $   886,000
                                                       -----------          -----------
   Denominator -
      Weighted average shares outstanding                1,247,516            1,247,516
      Dilutive potential shares outstanding                      -                    -
                                                       -----------          -----------
                                                         1,247,516            1,247,516
                                                       -----------          -----------
   Diluted EPS                                         $      0.83          $      0.71
                                                       ===========          ===========

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                               September 30, 2005                      December 31, 2004
                                      --------------------------------------  --------------------------------------
                                                 Gross Unrealized                        Gross Unrealized
                                      Amortized  -----------------    Fair    Amortized  -----------------    Fair
                                         Cost     Gains    Losses     Value     Cost      Gains    Losses     Value
                                      ---------  -------   -------   -------  ---------  -------   -------   --------
Available-for-sale
------------------
   Mortgage-backed securities         $  30,088  $    27   $   513   $29,602  $  23,139  $   127   $   296   $ 22,970
                                      ---------  -------   -------   -------  ---------  -------   -------   --------

Held-to-maturity
----------------
   State, county, and
     municipal bonds                      5,851      231        45     6,037      5,856      288        26      6,118
                                      ---------  -------   -------   -------  ---------  -------   -------   --------

Total investment securities           $  35,939  $   258   $   558   $35,639  $  28,995  $   415   $   322   $ 29,088
                                      =========  =======   =======   =======  =========  =======   =======   ========

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

The unrealized losses on investment securities available for sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Atlantic has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Temporary decreases in fair value of securities available-for-sale at September 30, 2005, of $486,000 (less deferred income taxes of $183,000) are regarded as an adjustment to stockholders' equity totaling $303,000. The estimated fair value of securities is determined on the basis of market quotations.

At September 30, 2005, securities with an amortized cost of $882,000 and fair value of $948,000 were pledged to secure deposits of public funds from the state of Florida and treasury tax and loan deposits with the Federal Reserve.

At September 30, 2005, securities were sold under an agreement to repurchase with a fair value of $27.2 million, which effectively collateralizes overnight customer repurchase agreements totaling $26.7 million. There were no securities of a single issuer, which are non-governmental or non-government sponsored, that exceeded 10% of stockholders' equity at September 30, 2005.

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

                                           September 30,   December 31,
                                               2005            2004
                                           -------------   ------------

      Real estate loans                    $     134,277   $    102,268
      Commercial and industrial loans             12,697         21,460
      Consumer and other loans                     5,614          6,147
                                           -------------   ------------
               Total loan portfolio              152,588        129,875
      Less, deferred fees                            (79)           (74)
      Less, allowance for loan losses             (1,523)        (1,296)
                                           -------------   ------------

               Loans, net                  $     150,986   $    128,505
                                           =============   ============

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses. We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for loan losses follows (dollars in thousands):

                                                 For the Nine    For the Twelve
                                                 Months Ended     Months Ended
                                                 September 30,     December 31,
                                                     2005             2004
                                                 -------------   --------------

      Balance, beginning of period               $       1,296   $        1,220
      Provisions charged to operating expenses             312              362
      Loans, charged-off                                   (85)            (294)
      Recoveries                                             -                8
                                                 -------------   --------------

      Balance, end of period                     $       1,523   $        1,296
                                                 =============   ==============

We had categorized two loans totaling $202,000 as nonaccrual at September 30, 2005, and one loan totaling $90,000 at December 31, 2004.

NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

                                                 September 30,    December 31,
                                                     2005             2004
                                                 -------------   --------------

      Customer repurchase agreements             $      26,688   $       20,704
      FHLB of Atlanta advances                           2,300            2,300
      Junior subordinated debentures                     3,093                -
                                                 -------------   --------------

          Total other borrowings                 $      32,081   $       23,004
                                                 =============   ==============

Junior Subordinated Debentures. On September 15, 2005, Atlantic issued $3,093,000 of fixed rate junior subordinated debentures (the "debt securities") to Atlantic BancGroup Statutory Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of Atlantic and are due and payable in sixty months. Interest is payable quarterly on these debt securities at the rate of 5.886% per annum. At September 30, 2005, Atlantic's investment in the statutory trust of $93,000 has been included in Other Assets in the Condensed Consolidated Statements of Financial Condition as an investment in an unconsolidated subsidiary.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2005

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. Our exposure to credit loss is represented by the contractual amount of these commitments. We follow the same credit policies in making commitments as we do for on-balance sheet instruments. Financial instruments at September 30, 2005, consisted of commitments to extend credit approximating $22.7 million and standby letters of credit of $1.8 million.

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

NOTE 8 - REGULATORY CAPITAL

We are required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2005, of the regulatory capital requirements and actual capital on a percentage basis for Oceanside and the Holding Company:

                                                      Regulatory
                                            Actual   Requirement
                                            ------   -----------
Oceanside
---------
     Total risk-based capital ratio         11.42%      8.00%
     Tier 1 risk-based capital ratio        10.52%      4.00%
     Tier 1 leverage ratio                   9.01%      4.00%

Holding Company
---------------
     Total risk-based capital ratio         11.19%      8.00%
     Tier 1 risk-based capital ratio        10.30%      4.00%
     Tier 1 leverage ratio                   8.80%      4.00%

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                               SEPTEMBER 30, 2005

Stevens, Powell & Company, P.A., Atlantic's independent registered public accounting firm, has made a limited review of the interim financial data as of September 30, 2005, and for the three and nine month periods ended September 30, 2005 and 2004, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X follows:

        REPORT ON REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have reviewed the accompanying interim condensed consolidated statement of financial condition of Atlantic BancGroup, Inc., and its wholly-owned subsidiary, Oceanside Bank, as of September 30, 2005, and the related interim condensed consolidated statements of operations and comprehensive income and cash flows for the three and nine month periods ended September 30, 2005 and 2004, and the related interim condensed consolidated statements of stockholders' equity for the nine months ended September 30, 2005. These interim consolidated financial statements are the responsibility of Atlantic's management.

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

/s/ Stevens, Powell & Company, P.A.

STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
November 8, 2005

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

                              Results of Operations

Our net income for the three and nine months ended September 30, 2005, was $408,000 and $1,036,000, respectively, as compared with $382,000 and $886,000, respectively, reported in the same periods of 2004. We were able to substantially grow earning assets by 23.2% and 22.4%, respectively, in the third quarter and for the first nine months of 2005, while maintaining a favorable mix of earning assets and deposits. An overview of the more significant matters affecting our results of operations follows:

o Average loans grew at a pace of 24.8% and 25.1%, respectively, for the three and nine months ended September 30, 2005, over the same periods of 2004. With the growth in deposits and customer repurchase agreements, we were able to fund the increased loan demand during 2005.

o With the double-digit growth in average earning assets and the favorable mix of earning assets and deposits, we grew our net interest income (before provision for loan losses) $323,000 and $742,000, or 21.5% and 17.1%, during the three and nine months, respectively, ended September 30, 2005, over the comparable periods of 2004.

o While our operating expenses increased in 2005 over 2004, the growth in expenses was held to 5.8% and 7.8%, respectively, during the three and nine months ended September 30, 2005, over the comparable periods of 2004.

o We continue to improve our return on stockholder equity, which for the nine months ended September 30, 2005, was approaching 10%.

                               Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three and nine months ended September 30, 2005):

                                             Three Months         Nine Months        Year Ended
                                                Ended                Ended          December 31,
                                         September 30, 2005   September 30, 2005        2004
                                         ------------------   ------------------   -------------
Return on average assets                        0.81%               0.73%              0.73%
Return on average equity                       10.99%               9.58%              8.67%
Interest-rate spread during the period          3.40%               3.47%              3.76%
Net interest margin                             3.98%               4.00%              4.13%
Noninterest expenses to average assets          2.63%               2.79%              3.06%

                         Liquidity and Capital Resources

Liquidity Management. Liquidity management involves monitoring the sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different statement of financial condition components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets that are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase. At September 30, 2005, we exceeded our regulatory liquidity requirements.

We expect to meet our liquidity needs with:

o available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $15.1 million at September 30, 2005;

o the repayment of loans, which include loans with a remaining maturity of one year or less (excluding those in nonaccrual status) totaling $83.6 million;

o proceeds of unpledged securities available-for-sale and principal repayments from mortgage-backed securities;

o     growth in deposits; and,

o     if necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $1.8 million at September 30, 2005, as compared to $7.6 million at December 31, 2004. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis. We regularly review our liquidity position and have implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the statement of financial condition and funding from non-core sources.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. We had core deposits totaling $136.8 million at September 30, 2005, and $126.0 million at December 31, 2004, an increase of 8.6%. We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future.

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

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities. At September 30, 2005, we had commitments to originate loans totaling $22.7 million, and had issued, but unused, standby letters of credit of $1.8 million for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following September 30, 2005, total $44.7 million. We believe that adequate resources exist to fund all our anticipated commitments, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

Capital. The Holding Company (on a consolidated basis) and Oceanside are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Holding Company and Oceanside must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. FDIC's Prompt Corrective Action regulations are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Holding Company and Oceanside to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets (as defined in the regulations). Management believes, as of September 30, 2005, that the Holding Company and Oceanside met all minimum capital adequacy requirements to which they are subject.

As of the most recent reporting period for the quarter ended September 30, 2005, Oceanside's ratios exceeded the minimum levels for the well-capitalized category. An institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following tables. At September 30, 2005, the Holding Company and Oceanside's actual capital amounts and percentages are presented in the following tables (dollars in thousands):

                                       Actual           Minimum(1)     Well-Capitalized(2)
                                   Amount      %      Amount      %     Amount          %
                                  --------   -----   --------   ----   --------       -----
Oceanside
---------
Total risk-based capital ratio    $ 19,479   11.42%  $ 13,651   8.00%  $ 17,064       10.00%
Tier 1 risk-based capital ratio   $ 17,956   10.52%  $  6,825   4.00%  $ 10,238        6.00%
Tier 1 leverage ratio             $ 17,956    9.01%  $  7,969   4.00%  $  9,961        5.00%

Holding Company
---------------
Total risk-based capital ratio    $ 19,092   11.19%  $ 13,651   8.00%  $ 17,064       10.00%
Tier 1 risk-based capital ratio   $ 17,569   10.30%  $  6,826   4.00%  $ 10,239        6.00%
Tier 1 leverage ratio             $ 17,569    8.80%  $  7,986   4.00%  $  9,982        5.00%

(1)   The minimum required for adequately capitalized purposes.

(2) To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations for banks.

There are no conditions or events since September 30, 2005, that management believes have changed Oceanside's category.

On September 15, 2005, Atlantic entered into a transaction commonly referred to as trust preferred securities. Subject to percentage limitations, the proceeds from the issuance of trust preferred securities are considered Tier I capital for regulatory purposes, which totaled $3.0 million (net of Atlantic's investment in the unconsolidated subsidiary). However, as a result of the issuance of FIN 46 and FIN 46R, the trust subsidiary is not consolidated in these financial statements and therefore the proceeds received by Atlantic from the trust subsidiary is reported as junior subordinated debt. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by Atlantic, may continue to constitute up to 25% of a bank holding company's Tier I capital, subject to certain new limitations which will not become effective until March 31, 2009, and which, in any event, are not expected to affect the treatment of Atlantic's Junior Subordinated Debentures as Tier I capital for regulatory purposes.

                                 Asset Quality

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

At September 30, 2005, we had thirteen loans totaling approximately $1,173,000 classified as substandard, which included two loans totaling $202,000 classified as nonaccrual. We had no loans classified as a loss. All of the substandard loans are either performing according to terms (except for the two nonaccrual loans), or principal reductions have been made with, in management's opinion, adequate reserves established. All nonaccual loans have been evaluated and, in management's opinion, adequate reserves established.

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

A summary of balances in the allowance for loan losses and key ratios follows (dollars in thousands):

                                                                      For the Nine       For the Twelve
                                                                      Months Ended        Months Ended
                                                                   September 30, 2005   December 31, 2004
                                                                   ------------------   -----------------
End of period loans (net of deferred fees)                             $ 152,509            $ 129,801
End of period allowance for loan losses                                $   1,523            $   1,296
% of allowance for loan losses to total loans                               1.00%                1.00%
Average loans for the period                                           $ 137,554            $ 114,236
Net charge-offs (recoveries) as a percentage of average loans
   for the period (annualized for 2005)                                     0.08%                0.25%
Nonperforming assets to period end loans and foreclosed property            0.13%                0.07%
Nonperforming assets to period end total assets                             0.10%                0.05%

                               Interest Rate Risk

Our asset base is exposed to risk including the risk resulting from changes in interest rates and changes in the timing of cash flows. We monitor the effect of such risks by considering the mismatch of the maturities of its assets and liabilities in the current interest rate environment and the sensitivity of assets and liabilities to changes in interest rates. We have considered the effect of significant increases and decreases in interest rates and believe such changes, if they occurred, would be manageable, and would not affect the ability of us to hold our assets as planned. However, we would be exposed to significant market risk in the event of significant and prolonged interest rate changes.

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

                                                              For the Three Months Ended September 30,
                                                            2005                                2004
                                              ----------------------------------   ---------------------------------
                                                           Interest     Average                 Interest    Average
                                               Average       and        Yield/      Average       and       Yield/
                                               Balance    Dividends      Rate       Balance    Dividends     Rate
                                              ---------   ---------   ----------   ---------   ---------   ---------
Interest-earning assets:
      Loans                                   $ 147,145   $   2,691         7.26%  $ 117,860   $   1,830        6.18%
      Investment and
         mortgage-backed securities(1)           35,715         342         4.27%     28,411         237        3.74%
      Other interest-earning assets               3,484          28         3.19%      4,957          15        1.20%
                                              ---------   ---------                ---------   ---------

         Total interest-earning assets(1)       186,344       3,061         6.61%    151,228       2,082        5.56%
                                                          ---------                            ---------

Noninterest-earning assets                       13,299                                9,632
                                              ---------                            ---------
         Total assets                         $ 199,643                            $ 160,860
                                              =========                            =========

Interest-bearing liabilities:
      Demand, money market
          and NOW deposits                    $  42,763         244         2.26%  $  39,537         115        1.16%
      Savings                                     6,229          12         0.76%      6,282           8        0.51%
      Certificates of deposit                    79,922         765         3.80%     61,571         380        2.46%
      Other                                      23,740         213         3.56%     14,485          75        2.06%
                                              ---------   ---------                ---------   ---------

         Total interest-bearing liabilities     152,654       1,234         3.21%    121,875         578        1.89%
                                                          ---------                            ---------

Noninterest-bearing liabilities                  32,261                               25,196
Stockholders' equity                             14,728                               13,789
                                              ---------                            ---------
         Total liabilities and stockholders'
            equity                            $ 199,643                            $ 160,860
                                              =========                            =========
Net interest income before provision for
   loan losses                                            $   1,827                            $   1,504
                                                          =========                            =========

Interest-rate spread                                                        3.40%                               3.67%
                                                                      ==========                           =========
Net interest margin(1)                                                      3.98%                               4.04%
                                                                      ==========                           =========
Ratio of average interest-earning assets
   to average interest-bearing liabilities       122.07%                              124.08%
                                              =========                            =========

(1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

                                                            For the Nine Months Ended September 30,
                                                           2005                                2004
                                              -------------------------------   --------------------------------
                                                           Interest   Average                Interest   Average
                                               Average       and       Yield/    Average       and       Yield/
                                               Balance    Dividends     Rate     Balance    Dividends    Rate
                                              ---------   ---------   -------   ---------   ---------   --------
Interest-earning assets:
   Loans                                      $ 137,544   $   7,114     6.92%   $ 109,924   $   5,203       6.32%
   Investment and
     mortgage-backed securities(1)               33,288         930     4.24%      26,443         635       3.66%
   Other interest-earning assets                  3,470          76     2.93%       6,037          47       1.04%
                                              ---------   ---------             ---------   ---------

      Total interest-earning assets(1)          174,302       8,120     6.32%     142,404       5,885       5.60%
                                                          ---------                         ---------
Noninterest-earning assets                       14,368                            12,216
                                              ---------                         ---------

      Total assets                            $ 188,670                         $ 154,620
                                              =========                         =========
Interest-bearing liabilities:
   Demand, money market and NOW deposits      $  42,029         619     1.97%   $  37,411         302       1.08%
   Savings                                        6,272          35     0.75%       6,058          23       0.51%
   Certificates of deposit                       72,949       1,883     3.45%      56,369         992       2.35%
   Other                                         21,087         497     3.15%      14,413         224       2.08%
                                              ---------   ---------             ---------   ---------

      Total interest-bearing liabilities        142,337       3,034     2.85%     114,251       1,541       1.80%
                                                          ---------                         ---------

Noninterest-bearing liabilities                  31,882                            27,092
Stockholders' equity                             14,451                            13,277
                                              ---------                         ---------
      Total liabilities and stockholders'
         equity                               $ 188,670                         $ 154,620
                                              =========                         =========
Net interest income before provision for
  loan losses                                             $   5,086                         $   4,344
                                                          =========                         =========
Interest-rate spread                                                     3.47%                              3.80%
                                                                      =======                           ========
Net interest margin(1)                                                   4.00%                              4.16%
                                                                      =======                           ========
Ratio of average interest-earning assets
  to average interest-bearing liabilities        122.46%                           124.64%
                                              =========                         =========

(1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

                   Analysis of Changes in Net Interest Income

The following tables set forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for each of the 2005 third quarter and nine months compared to the 2004 third quarter and nine months, respectively. For purposes of these tables, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis (dollars in thousands):

                                             Three Months Ended September 30,
                                                       2005 vs. 2004
                                                Increase (Decrease) Due to
                                           ------------------------------------
                                                                Rate/
                                            Rate     Volume    Volume     Total
                                           ------    ------    ------    ------
Interest-earning assets:
   Loans, net                              $  321    $  456    $   84    $  861
   Investment securities and other stock       38        69        (2)      105
   Other interest-earning assets               25        (4)       (8)       13
                                           ------    ------    ------    ------
      Total interest-earning assets           384       521        74       979
                                           ------    ------    ------    ------

Interest-bearing liabilities:
   Demand deposits                            110         9        10       129
   Savings                                      4         -        --         4
   Certificates of deposit                    208       114        63       385
   Other borrowings                            55        48        35       138
                                           ------    ------    ------    ------
      Total interest-bearing liabilities      377       171       108       656
                                           ------    ------    ------    ------

Net interest income                        $    7    $  350    $  (34)   $  323
                                           ======    ======    ======    ======

                                              Nine Months Ended September 30,
                                                       2005 vs. 2004
                                                Increase (Decrease) Due to
                                           ------------------------------------
                                                                Rate/
                                            Rate     Volume    Volume     Total
                                           ------    ------    ------    ------
Interest-earning assets:
   Loans, net                              $  493    $1,306    $  112    $1,911
   Investment securities and other stock      115       187        (7)      295
   Other interest-earning assets               85       (20)      (36)       29
                                           ------    ------    ------    ------
      Total interest-earning assets           693     1,473        69     2,235
                                           ------    ------    ------    ------

Interest-bearing liabilities:
   Demand deposits                            249        37        31       317
   Savings                                     11         1        --        12
   Certificates of deposit                    464       291       136       891
   Other borrowings                           115       104        54       273
                                           ------    ------    ------    ------
      Total interest-bearing liabilities      839       433       221     1,493
                                           ------    ------    ------    ------

Net interest income                        $ (146)   $1,040    $ (152)   $  742
                                           ======    ======    ======    ======

          Comparison of Three Months Ended September 30, 2005 and 2004

Interest Income and Expense

Interest Income. Interest income was $3,061,000 and $2,082,000 for the three months ended September 30, 2005 and 2004, respectively. An increase in yields on average earning assets of 105 basis points, or 18.9%, and the favorable growth in average earning assets of $35.1 million, or 23.2%, contributed to an overall growth rate of 47.0% for interest income. The increase in yields was the result of increases in the interest rate environment and improvements in the mix in average earning assets. Average loans as a percentage of average earning assets increased to 79.0% in the third quarter of 2005 as compared with 77.9% in 2004. We saw a shift in the percentage of investment securities to 19.2% in 2005 from 18.8% in 2004, while the percentage of other interest-earning assets to total interest-earning assets shifted from 3.3% in 2004 to 1.9% in 2005.

Interest Expense. Interest expense was $1,234,000 and $578,000 for the three months ended September 30, 2005 and 2004, respectively. As a result of the increasing interest rate environment and our growth in average interest-bearing liabilities of $30.8 million, or 25.3%, during this period, interest expense increased 113.5%. Our cost of funds rose to 3.21% compared with 1.89% in the third quarter of 2005 over the same period in 2004.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses was $1,827,000 and $1,504,000 for the three months ended September 30, 2005 and 2004, respectively. The net interest margin for the third quarter of 2005 was 3.98% as compared with the net interest margin in 2004 of 4.04%, a decrease of 6 basis points. Given our composition of interest-bearing liabilities, we experienced a more rapid increase of 113.5% in our cost of funds, while the rates we earned on our earning assets increased by 47.0% in the third quarter of 2005 over the same period of 2004. While our increase in earning assets partially offset this imbalance in the growth of cost of funds versus our earning yields, the rising market interest rates resulting from recent Federal Reserve rate increases netted an overall reduction in our margins.

Provision for Loan Losses

We recorded provisions for loan losses totaling $139,000 and $-0- for the three months ended September 30, 2005 and 2004, respectively, which management considered necessary after its assessment of the overall quality of the loan portfolio. While we have maintained low levels of loan losses and past due loans, loan growth of 24.8% has contributed to increases in our provision for loan losses.

Noninterest Income and Expenses

Noninterest Income. Total noninterest income declined to $223,000 for the three months ended September 30, 2005, compared with $301,000 for the three months ended September 30, 2004. Fees and service charges on deposit accounts declined $23,000, or 14.3%, in 2005 versus the same period in 2004. This decline is the result of stiffer competition in our market area from competitors providing no-fee deposit accounts. Mortgage banking fees decreased $20,000, or 40.8%, in the third quarter of 2005 over the same period in 2004, as the rising mortgage interest rates slowed residential lending activities. A gain on sale of SBA loans in the third quarter of 2004 provided additional income of $33,000 and none has been recorded in 2005. The remaining other fees and income decreased 3.4%.

Noninterest Expenses. Increases in expenses of 5.8% associated with our continued growth, including higher personnel costs, occupancy expenses, corporate governance costs, and pension costs partially offset our net income for the quarter ended September 30, 2005.

Provision for Income Taxes

The income tax provision was $181,000 for the three months ended September 30, 2005, an effective rate of 30.7%. This compares with an effective rate of 31.2% for the same period in 2004. The effective tax rates in 2005 and 2004 differ from the federal and state statutory rates principally due to nontaxable investment income. Tax-exempt income increased 38.0% in the third quarter of 2005 over the comparable period in 2004.

           Comparison of Nine Months Ended September 30, 2005 and 2004

Interest Income and Expense

Interest Income. Interest income was $8,120,000 and $5,885,000 for the nine months ended September 30, 2005 and 2004, respectively. An increase in yields on average earning assets of 72 basis points, or 12.9%, and the favorable growth in average earning assets of $31.9 million, or 22.4%, contributed to an overall growth rate of 38.0% for interest income. The increase in yields was the result of increases in the interest rate environment and improvements in the mix of average earning assets. Average loans as a percentage of average earning assets increased to 78.9% in the first nine months of 2005 as compared with 77.2% in 2004. We saw a shift in the percentage of investment securities to 19.1% in 2005 from 18.6% in 2004, while the percentage of other interest-earning assets to total interest-earning assets shifted from 4.2% in 2004 to 2.0% in 2005.

Interest Expense. Interest expense was $3,034,000 and $1,541,000 for the nine months ended September 30, 2005 and 2004, respectively. As a result of the increasing interest rate environment and our growth in average interest-bearing liabilities of $28.1 million, or 24.6%, during this period, interest expense increased 96.9%. Our cost of funds rose to 2.85% compared with 1.80% in the first nine months of 2005 over the same period in 2004.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses was $5,086,000 and $4,344,000 for the nine months ended September 30, 2005 and 2004, respectively. The net interest margin for the third quarter of 2005 was 4.00% as compared with the net interest margin in 2004 of 4.16%, a decrease of 16 basis points. Given our composition of interest-bearing liaiblities, we experienced a more rapid increase of 96.9% in our cost of funds, while the rates we earned on our earning assets increased by 38.0% in 2005 over the same period of 2004. While our increase in earning assets partially offset this imbalance in the growth of cost of funds versus our earning yields, the rising market interest rates resulting from recent Federal Reserve rate increases netted an overall reduction in our margins.

Provision for Loan Losses

We recorded provisions for loan losses totaling $312,000 and $135,000 for the nine months ended September 30, 2005 and 2004, respectively, which management considered necessary after its assessment of the overall quality of the loan portfolio. While we have maintained low levels of loan losses and past due loans, loan growth of 25.1% has contributed to increases in our provision for loan losses.

Noninterest Income and Expenses

Noninterest Income. Total noninterest income declined 9.8% to $644,000 for the nine months ended September 30, 2005, from $714,000 for the nine months ended September 30, 2004. Fees and service charges on deposit accounts declined $47,000, or 10.9%, in 2005 versus the same period in 2004. This decline is the result of stiffer competition in our market area from competitors providing no-fee deposit accounts. Mortgage banking fees decreased $5,000, or 5.3%, in the first nine months of 2005 over the same period in 2004, which reflects the recent upward trend in mortgage interest rates that have slowed the residential lending activities. A gain on sale of SBA loans in the third quarter of 2004 provided additional income of $33,000 compared with 2005. The remaining other fees and income increased 9.7%, principally due to the increase in the cash surrender value of the indexed retirement plan and referral income from insurance sales.

Noninterest Expenses. Increases in expenses of 7.8% associated with our continued growth, including higher personnel costs, occupancy expenses, corporate governance costs, and pension costs partially offset our net income for the nine months ended September 30, 2005.

Provision for Income Taxes

The income tax provision was $439,000 for the nine months ended September 30, 2005, an effective rate of 29.8%. This compares with an effective rate of 30.0% for the same period in 2004. The effective tax rates in 2005 and 2004 differ from the federal and state statutory rates principally due to nontaxable investment income. Tax-exempt income increased 38.9% in the first nine months of 2005 over the comparable period in 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit taking activities. We have little or no risk related to trading accounts, commodities or foreign exchange.

We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest-rate swaps. We actively monitor and manage interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on the asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in our market risk exposure since December 31, 2004.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

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

Date: November 8, 2005                     /s/ Barry W. Chandler
      ----------------                     ---------------------
                                           Barry W. Chandler
                                           President and Chief Executive Officer

Date: November 8, 2005                     /s/ David L. Young
      ----------------                     ------------------
                                           David L. Young
                                           Executive Vice President,
                                           Chief Financial Officer, and
                                           Corporate Secretary