Form 10KSB
period 2005-12-31
ATLANTIC BANCGROUP INC
filed 2006-03-28
CIK 1087790

U. S. SECURITIES AND
                               EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 2005

[ ]                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The issuer's revenues for its most recent fiscal year were $12,128,000.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer (1,009,036 shares) at February 28, 2006, was approximately $27.3 million based on the initial bid quoted price of $27.10 per share as quoted on the NASDAQ SmallCap Market.

As of February 28, 2006, there were issued and outstanding 1,247,516 shares of the issuer's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2006, are incorporated into Part III, Items 9 through 13 of this Annual Report on Form 10-KSB.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I...............................................................................................1

          Forward-Looking Statements.................................................................1

Item 1.   Description of Business....................................................................2
          General....................................................................................2
          Competition................................................................................3
          Lending Activities.........................................................................4
          Deposit Activities.........................................................................5
          Investment Activities......................................................................5
          Correspondent Banking......................................................................5
          Interest and Usury.........................................................................5
          Supervision and Regulation.................................................................6
          Future Legislative Developments...........................................................10
          Common Stock..............................................................................10
          Preferred Stock...........................................................................10
          Indemnification of Directors and Officers.................................................11
          Employees.................................................................................11
          Website Availability of Reports Filed with the Securities and Exchange Commission.........11

Item 2.   Description of Properties.................................................................12

Item 3.   Legal Proceedings.........................................................................12

Item 4.   Submission of Matters to a Vote of Security Holders.......................................12

PART II.............................................................................................13

Item 5.   Market for Common Equity and
              Related Stockholder Matters...........................................................13

Item 6.   Management's Discussion and Analysis......................................................13
          Selected Financial Data...................................................................14
          Overview..................................................................................15
          Comparison of Years Ended December 31, 2005 and 2004......................................16
          Comparison of Years Ended December 31, 2004 and 2003......................................18
          Loan Portfolio............................................................................22
          Classification of Assets and Nonaccrual or Impaired Loans.................................24
          Allowance for Loan Losses.................................................................25
          Securities................................................................................26
          Deposits..................................................................................27
          Short-Term and Long-Term Debt.............................................................29
          Liquidity.................................................................................30
          Off-Balance Sheet Arrangements and Contractual Obligations................................31
          Capital Resources.........................................................................31
          Related Party Transactions................................................................33
          Interest Rate Sensitivity.................................................................33
          Recent Accounting Pronouncements Impacting Future Periods.................................34
          Impact of Inflation.......................................................................35
          Quantitative and Qualitative Disclosures About Market Risk................................36

                                                                                                  Page
                                                                                                  ----
Item 7.   Financial Statements......................................................................37

Item 8.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure................................................62

Item 8A.  Controls and Procedures...................................................................62


Item 8B.  Other Information.........................................................................62

PART III  ..........................................................................................62

Item 9.   Directors and Executive Officers of the Registrant........................................62
              Compliance with Section 16(a) of the Exchange Act.....................................62
              Code of Ethics........................................................................62
              Financial Expert......................................................................63
              Audit Committee Charter...............................................................63

Item 10.  Executive Compensation....................................................................63

Item 11.  Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters.......................................................63

Item 12.  Certain Relationships and Related Transactions............................................63

Item 13.  Exhibits and Reports on Form 8-K..........................................................63

Item 14.  Principal Accountant Fees and Services....................................................64

SIGNATURES..........................................................................................65

EXHIBIT INDEX.......................................................................................66

                                     PART I

FORWARD-LOOKING STATEMENTS

Atlantic BancGroup, Inc. ("Atlantic" or the "Holding Company"), and our wholly-owned banking subsidiary (Oceanside Bank), may from time to time make written or oral statements, including statements contained in this report that may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "expect," "anticipate," "intend," "consider," "plan," "believe," "seek," "should," "estimate," and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation:

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

Many of such factors are beyond our ability to control or predict. Readers should not place undue reliance on any such forward-looking statements, which speak only as to the date made. Readers are advised that the factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Unless this Form 10-KSB indicates otherwise or the context otherwise requires, the terms "we," "our," "us," "Atlantic," "Holding Company," or "Oceanside" as used herein refer collectively to Atlantic BancGroup, Inc. and our subsidiary Oceanside Bank, which we sometimes refer to as "Oceanside," "our bank subsidiary," or "our bank." References herein to the fiscal years 2003, 2004, and 2005 mean our fiscal years ended December 31, 2003, 2004, and 2005, respectively.

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

Atlantic presently has no significant operations other than Oceanside, our wholly-owned subsidiary. Oceanside, which is our primary source of income, is a state-chartered commercial bank. Oceanside does not have trust powers and, accordingly, no trust services are provided.

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

Oceanside Bank. Oceanside Bank opened July 21, 1997, and operates as a community bank within our assessment area. Oceanside provides general commercial banking services to businesses and individuals. The principal business of Oceanside is to receive demand and time deposits from the public and to make loans and other investments. Oceanside operates from a main office located at 1315 South Third Street, Jacksonville Beach, Florida, and three branch offices that are located at 560 Atlantic Boulevard, Neptune Beach, Florida; 13799 Beach Boulevard, Jacksonville, Florida; and 1790 Kernan Boulevard South, Jacksonville, Florida. The Kernan Boulevard Branch was opened December 15, 2003, and serves the growing East Jacksonville market.

Oceanside Bank has defined its assessment area based on various factors, including its size, banking offices, geographic boundaries, lending expertise, management, and competition. Duval County and three census tracts in the Ponte Vedra area of St. Johns County have been designated as the institution's assessment area. Oceanside draws most of our customer deposits and conducts a significant portion of our lending transactions from and within our assessment area, which includes the "Beaches and West Beaches area" of Jacksonville, Florida. Duval and St. Johns County enjoy an abundant and educated work force, an attractive business environment, favorable cost-of-living comparisons to other metropolitan areas in the United States, and a good relationship between the private and public sectors.

In general, commercial real estate in the assessment area consists of small shopping centers and office buildings. The type of residential real estate within our assessment area varies, with a number of condominiums, townhouses, and single-family housing dispersed throughout the area. New residential growth consists primarily of working professionals with families.

We believe that our assessment area is a desirable market in which to operate an independent, locally-owned bank. Furthermore, since we have a large base of local shareholders and communicate frequently with our shareholders, additional opportunities exist for marketing that might not be found with other financial institutions in our assessment area. Our broad base of shareholders from the Beaches and surrounding areas of Jacksonville, and the favorable economic environment of our assessment area, should provide us with the opportunity to gain market share.

As a locally-owned and operated institution, we emphasize providing prompt, efficient, and personalized service to individuals, small and medium-sized businesses, professionals and other local organizations. Generally, customers have one account officer to serve all of their banking needs and have ready access to senior management when necessary. In addition, our Board of Directors is responsible for maintaining a visible profile for, and providing business to, Oceanside within our local community.

Our principal strategy is to:

o Expand our commercial and small business customer base within our assessment area,

o Make real estate mortgage loans within our assessment area, as well as throughout Duval and the surrounding counties, and

o     Expand our consumer loan base within our assessment area.

Our belief is that the most profitable deposit relationships are characterized by high deposit balances, low frequency of transactions, and low distribution requirements. Being a community bank with local management, we are well-positioned to establish these relationships with smaller commercial customers and households.

Our sources of funds for loans and other investments include demand, time, savings, and other deposits, amortization and repayment of loans, sales to other lenders or institutions of loans or participations in loans, and other borrowings. Our principal sources of income are interest and fees collected on loans, and to a lesser extent, interest and dividends collected on other investments. Our principal expenses are interest paid on savings and other deposits, interest paid on other borrowings, employee compensation, office expenses, and other overhead and operational expenses. We offer several deposit accounts, including demand deposit accounts, negotiable order of withdrawal accounts ("NOW" accounts), money market accounts, savings, certificates of deposit, and various retirement accounts. During 2003, 2004, and 2005, we also obtained funds from customer repurchase agreements, which have been classified as other borrowings.

We have automated teller machines (the "ATMs") located at each of our offices, and we are a member of an electronic banking network so that our customers may use the ATMs of other financial institutions. We also operate drive-in tellers and 24-hour depositories at each of our offices. As part of the strategy to offer innovative services to our customers, we offer on-line banking ("Internet Banking") and Dial-a-Bank ("Telephone Banking").

Our efforts are focused on filling the void created by the increasing number of locally-owned community banks that have been acquired by large regional holding companies, negatively impacting the personal nature of the delivery, quality, and availability of banking services in our assessment area and surrounding areas.

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

Our response to this highly competitive environment dictates that we:

o review and act upon loan requests quickly with a locally-based loan committee,

o     maintain flexible, but prudent lending policies,

o personalize service with emphasis on establishing long-term banking relationships with our customers, and

o maintain a strong ratio of employees to customers to enhance the level of service.

Lending Activities

We offer a wide range of loans to individuals and small businesses and other organizations that are located, or conduct a substantial portion of their business, in our assessment area. At December 31, 2005, our consolidated total loans were $152.9 million, or 71.5%, of our total consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly leveraged transactions.

Our loan portfolio is concentrated in three major areas: real estate loans, commercial loans, and consumer and other loans. A majority of our loans are made on a secured basis. As of December 31, 2005, approximately 89% of our total loan portfolio consisted of loans secured by mortgages on real estate. Of the total loans secured by mortgages on real estate, approximately 46% are secured by nonfarm nonresidential properties and 28% are construction, land development, and other land loans, secured by real estate. The remaining 26% are secured by 1-4 family and multifamily residential properties.

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

We also solicit, accept applications for, and negotiate terms and conditions for fixed-rate and other residential mortgage loans on behalf of our customers that we broker to third-party correspondent mortgage lenders. During 2005, 2004, and 2003, we brokered loans totaling $12.7 million, $9.1 million and $15.9 million, respectively, which were closed by the correspondent mortgage lender. We recorded brokering fees of $114,000, $106,000, and $183,000 in 2005, 2004, and
2003, respectively. Our ability to solicit, process, and broker residential mortgage loans is highly dependent on the general economy and interest rate environment as well as competition from other local and national mortgage bankers and brokers.

Our commercial and agricultural loans include loans to individuals and small-to-medium-sized businesses located primarily in Duval and St. Johns Counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment, or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants. Other commercial loans with terms or amortization schedules of longer than one year will normally be made at interest rates that vary with the prime lending rate and will become payable in full in three to five years. Commercial loans not secured by real estate amounted to approximately 8% of our total loan portfolio as of December 31, 2005.

Our consumer loans and other loans consist primarily of loans to individuals for various consumer purposes, but include some business-purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers; however, consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on an amortization schedule of up to five years. Consumer and other loans represent approximately 3% of our total loan portfolio at December 31, 2005.

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

Deposit Activities

Deposits are our major source of funds for loans and other investment activities. In 2005, our regular savings, demand, NOW, and money market deposit accounts comprised approximately 50% of our consolidated total deposits. Approximately 34% of our consolidated deposits at December 31, 2005, were certificates of deposit (or time deposits) of less than $100,000. Time deposits of $100,000 and over made up approximately 16% of our consolidated total deposits at December 31, 2005. Generally, our goal is to maintain the rates paid on our deposits at a competitive level. We do not currently have any brokered deposits.

Investment Activities

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

Our total investment portfolio may be invested in U.S. Treasury and general obligations of its agencies and state, county, and municipal obligations because such securities generally represent a minimal investment risk. Occasionally, we purchase certificates of deposits of national and state banks. These investments may exceed $100,000 in any one institution (the current limit of FDIC insurance for deposit accounts). CMO's are secured with Federal National Mortgage Association ("FNMA") and General National Mortgage Association ("GNMA") mortgage-backed securities and generally have a shorter life than the stated maturity. Federal funds sold is the excess cash we have available over and above daily cash needs. We invest this money on an overnight basis with approved correspondent banks.

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

Correspondent Banking

Correspondent banking involves one bank providing services to another bank that cannot provide those services for itself from an economic, regulatory, or practical standpoint. We purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations, and sales of loans to or participation with correspondent banks. We have ongoing banking relationships with several correspondent banks. We also sell loan participations to correspondent banks with respect to loans that would exceed our lending limit.

Interest and Usury

Like other commercial banks, we are subject to state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter us from continuing the process of originating loans.

Supervision and Regulation

Both the Holding Company and Oceanside are subject to comprehensive regulation, examination, and supervision by the Federal Reserve, the Florida Department of Financial Services ("Department") and the Federal Deposit Insurance Corporation ("FDIC") and are subject to other laws and regulations applicable to bank holding companies and banks. Such regulations include limitations on loans to any single borrower and to our directors, officers, and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; disclosure of the costs and terms of such credit; and restrictions as to permissible investments. The Holding Company is examined periodically by the Federal Reserve, and the Bank is regularly examined by the Department and the FDIC. Both the Bank and the Holding Company submit periodic reports regarding their financial condition and other matters to their respective regulators. These agencies have a broad range of powers to enforce regulations under their respective jurisdictions, and to take discretionary actions determined to be for the protection of the safety and soundness of the Holding Company and Oceanside, including the issuance of cease and desist orders and the removal of directors and officers.

The following is a brief summary of certain statutes, rules, and regulations affecting us and our subsidiary bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to our business and subsidiary bank. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

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

Under federal law, federally insured banks are subject, with some exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

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

FDIC and Other Banking Regulations. Our deposit accounts are insured by the Bank Insurance Fund ("BIF") of the FDIC up to a maximum of $100,000 per insured depositor. Beginning April 1, 2006, the FDIC will begin insuring retirement accounts up to $250,000. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports, and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to a merger or consolidation or the establishment or relocation of an office facility. This supervision and regulation is intended primarily for protection of depositors and not stockholders.

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for loan losses except for certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2005, Oceanside's Tier 1 and total risk-based capital ratios were 10.62% and 11.52%, respectively. At December 31, 2005, Atlantic's Tier 1 and total risk-based capital ratios were 10.71% and 11.60%, respectively.

Bank holding companies and banks are also required to maintain capital at a minimum level based on average total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however, all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2005, Oceanside's and Atlantic's leverage ratios were 8.93% and 9.01%, respectively.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well-capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution that becomes "significantly undercapitalized" or "critically undercapitalized."

The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows:

o an institution is "well-capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures;

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

After an opportunity for a hearing, the FDIC has the authority to downgrade an institution from "well-capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns.

The "prompt corrective action" provisions of FDICIA also provide that, in general, no institution may make a capital distribution if it would cause the institution to become "undercapitalized." Capital distributions include cash (but not stock) dividends, stock purchases, redemptions, and other distributions of capital to the owners of an institution.

FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

As of December 31, 2005, Oceanside met the capital requirements of a "well-capitalized" institution.

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

Bank Branching. Banks in Florida are permitted to branch state-wide. Such branch banking, however, is subject to prior approval by the Department and the FDIC. Any such approval would take into consideration several factors, including the bank's level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the Department and the FDIC for purposes of determining whether approval should be granted to open a branch office.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state are permissible. Interstate branching and consolidation of existing bank subsidiaries in different states is permissible. Florida has a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least three years.

Dividend Restrictions. In addition to dividend restrictions placed on Oceanside by the FDIC based on Oceanside's minimum capital requirements, the Florida Financial Institutions Code prohibits the declaration of dividends in certain circumstances. Section 658.37, Florida Statutes, prohibits the declaration of any dividend until a bank has charged off bad debts, depreciation, and other worthless assets, and has made provision for reasonably-anticipated future losses on loans and other assets. Such a dividend is limited to the aggregate of the net profits of the dividend period combined with a bank's retained net profits of the preceding two years. A bank may declare a dividend from retained net profits accruing prior to the preceding two years with the approval of the Department. However, a bank will be required, prior to the declaration of a dividend on its common stock, to carry 20% of its net profits for such preceding period as is covered by the dividend to its surplus fund, until the surplus fund equals at least the amount of the bank's common and preferred stock then issued and outstanding. In no event may a bank declare a dividend at any time in which its net income from the current year, combined with the retained net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Department or the FDIC. We currently do not intend to pay a cash dividend. Instead, we are using our earnings to support our growth.

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

Corporate Governance. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act" or "SOX"), which became law on July 30, 2002, added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting. Some of the principal provisions of the Act include:

o the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

o auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

o additional corporate governance and responsibility measures which (a) require the chief executive officer and chief financial officer to certify financial statements and internal controls and to forfeit salary and bonuses in certain situations, and (b) protect whistleblowers and informants;

o expansion of the authority and responsibilities of the company's audit, nominating and compensation committees;

o     mandatory disclosure by analysts of potential conflicts of interest; and

o     enhanced penalties for fraud and other violations.

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

Check 21. On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. This law gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

o     allowing check truncation without making it mandatory;

o demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

o legalizing substitutions for and replacements of paper checks without agreement from consumers;

o retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

o requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

o requiring recrediting of funds to an individual's account on the next business day after a consumer proves that the financial institution has erred.

This new legislation will likely continue to affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

Future Legislative Developments

Various legislative acts, including proposals to modify the bank regulatory system, expand the powers of banking institutions and financial holding companies and limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress and the Florida legislature. Such legislation may change banking statutes and the environment in which we and our banking subsidiary operate in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon our financial condition or results of operations or that of our banking subsidiary.

Common Stock

We have 10,000,000 shares of our $0.01 par value common stock authorized. As of February 28, 2006, there were 1,247,516 shares outstanding. Holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Upon liquidation, dissolution, or winding-up, holders of our common stock are entitled to receive pro rata all assets remaining legally available for distribution to shareholders. The holders of common stock have no right to cumulate their votes in the election of directors. The common stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All of the outstanding shares of common stock are fully paid and non-assessable.

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

Employees

At December 31, 2005, we had approximately 47 full-time employees and 4 part-time employees for a full-time employee equivalent of 50. No significant changes in the number of our full-time employees are currently anticipated. Because we believe that one of the primary deficiencies of large regional banks is the constant turnover of personnel and therefore the lack of continuing personal relationships with local customers, our goal is to maintain a competently trained staff of local bankers who have settled in the community on a permanent basis. To maintain a skilled and knowledgeable staff, we allocate funds for continuing on-the-job and educational training, and employees are encouraged to enroll in various banking courses and other seminars to improve their overall knowledge of the banking business.

The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

Website Availability of Reports Filed with the Securities and Exchange
Commission

We maintain an Internet website located at www.oceansidebank.com on which, among other things, we make available, free of charge, various reports that we file with, or furnish to, the SEC, including our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and amendments to those reports. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to, the SEC.

ITEM 2. DESCRIPTION OF PROPERTIES.

On October 29, 1996, Oceanside purchased from an unaffiliated entity the two-story, 3,100 square-foot building at 1315 South Third Street, Jacksonville Beach, Florida, as our main office ("Main Office"). The Main Office includes three inside teller stations, four drive-up teller windows, an automated teller machine, and on-site parking. The Main Office is a former Barnett Bank branch office. Oceanside purchased the real property for $850,000 and used a portion of the proceeds of the initial offering of Atlantic's common stock to add 2,200 square feet to the facility. Oceanside originally acquired the Main Office with funds drawn on a line of credit with Columbus Bank and Trust Company, which was repaid out of the proceeds of Atlantic's initial offering. Improvements totaling approximately $460,000, net of disposals, have been made through December 31, 2005.

On June 3, 1998, Oceanside purchased from SouthTrust Bank, N.A., a 1,968 square-foot building and real estate located at 560 Atlantic Boulevard, Neptune Beach, Florida. This facility was formerly a branch office of SouthTrust Bank, N.A. Oceanside purchased this building for $427,000 and spent $90,000 on renovations and upgrades, net of disposals. This facility includes two offices, three inside teller windows, general lobby space, three drive-up teller windows, an ATM, and on-site parking. There is no outstanding mortgage loan on this property.

On September 27, 2000, Oceanside executed a lease for our third banking location, which opened in the third quarter of 2001. This branch is located at 13799 Beach Boulevard, Jacksonville, Florida. The lease, which commenced upon execution, covers approximately 9,000 square feet. In addition to the branch, other operations of Atlantic and Oceanside were relocated to this facility. Building improvements totaled $935,000, net of disposals. Rent commenced in May 2002, which was one year from the date of completion of the landlord's work, and expires ten years thereafter, with two five-year renewal options. No rent was paid in the first year after completion of the landlord's work. Oceanside acquired an additional 2,200 square feet of rental space during 2004 adjacent to the operations area for its loan operations department. Building improvements were completed during the fourth quarter of 2005 and totaled $113,000. Scheduled annual rent payments for 2005 through 2011 for the branch and operations are:
$195,000 (2006), $219,000 (2007 - 2010), and $76,000 (2011). Scheduled rent payments for 2007 - 2011 include inflation adjustments.

On August 22, 2002, Oceanside executed a lease for our newest branch location, which opened December 15, 2003. This branch is located at the intersection of Kernan and Atlantic Boulevards, at 1790 Kernan Boulevard South, Jacksonville, Florida. The lease covers approximately 42,000 square feet of land, with the square footage of the building at approximately 3,200 square feet at a cost of approximately $1,388,000 for building improvements. Rent commenced in September 2003. The lease is for twenty years with two ten-year renewal options. Scheduled annual rent payments for 2006 through September 2023 are $89,000, including inflation adjustments.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of Atlantic's security holders during the fourth quarter of the year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Prior to October 28, 1999, the shares of Atlantic common stock were not actively traded, and such trading activity, as it occurred, took place in privately negotiated transactions. On October 28, 1999, Atlantic's common stock was approved for quotation on the Over-the-Counter Bulletin Board and on August 29, 2003, Atlantic common stock commenced its listing on the NASDAQ SmallCap Market under the symbol "ATBC." During 2005, 2004, and 2003, the reported periodic high and low quotes during each quarter follow:


                       2005                                 2004                                 2003
        ----------------------------------   ----------------------------------   ----------------------------------
        4th Qtr  3rd Qtr  2nd Qtr  1st Qtr   4th Qtr  3rd Qtr  2nd Qtr  1st Qtr   4th Qtr  3rd Qtr  2nd Qtr  1st Qtr
        -------  -------  -------  -------   -------  -------  -------  -------   -------  -------  -------  -------
High     $29.05   $25.95   $25.57   $28.00    $27.95   $28.75   $27.25   $21.00    $18.50  $19.00   $35.00   $15.10
Low      $25.55   $24.00   $23.25   $24.50    $25.50   $23.51   $18.00   $18.15    $16.93  $16.02   $14.25   $13.00

Please note that the information above represents offers made to buy our stock and may not represent actual transactions or sales. The source of data used to prepare the above chart was taken from historical prices provided by Commodity Systems, Inc.

At December 31, 2005, there were approximately 650 shareholders of record with shares held by individuals and in nominee names.

At February 28, 2006, the quoted market price for the common stock of Atlantic was $27.10. We anticipate that for the foreseeable future, earnings will be retained for business development and growth. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the Board of Directors and will depend on, among other things, future earnings, capital requirements, and our general financial and business condition.

Furthermore, the ability to pay dividends to our stockholders depends primarily on dividends received from our banking subsidiary, Oceanside. Oceanside's ability to pay dividends is limited by federal and state banking regulations based upon Oceanside's profitability and other factors. At December 31, 2005, retained earnings of Oceanside totaling approximately $2.6 million were available to pay dividends to the Holding Company in order to maintain Oceanside's current regulatory capital classification.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Management's discussion and analysis is included to provide the shareholders with an expanded narrative of our results of operations, changes in financial condition, liquidity, and capital adequacy. This narrative should be reviewed in conjunction with the audited consolidated financial statements and notes included in this report. Since our primary asset is our wholly-owned subsidiary, Oceanside Bank, most of the discussion and analysis relates to Oceanside.

SELECTED FINANCIAL DATA (dollars and shares in thousands, except per share data)

                                                                                At or for the
                                                                           Period Ended December 31,
                                                           ----------------------------------------------------
                                                               2005       2004       2003       2002       2001
                                                               ----       ----       ----       ----       ----
Statements of Operations Data:
     Total interest income                                 $ 11,261   $  8,241   $  6,837   $  6,331   $  6,082
     Total interest expense                                   4,358      2,278      1,790      1,894      2,558
     Net interest income before provision for loan losses     6,903      5,963      5,047      4,437      3,524
     Provision for loan losses                                  334        362        319        196        108
     Net interest income after provision for loan losses      6,569      5,601      4,728      4,241      3,416
     Noninterest income                                         867        923        880        916        826
     Noninterest expense                                      5,313      4,889      4,158      4,010      3,379
     Income tax provision                                       645        469        463        294        226
     Net income                                               1,478      1,166        987        853        637

Selected End of Period Balances:
     Total assets                                          $213,880   $184,317   $145,717   $112,251   $ 83,901
     Interest-earning assets                                195,014    166,829    124,675    101,905     74,408
     Securities and stock, at cost                           38,966     29,419     23,308     17,205     12,423
     Loans, net (before allowance for loan losses)          152,803    129,801     99,482     79,107     61,604
     Allowance for loan losses                                1,552      1,296      1,220        970        766
     Deposit accounts                                       168,480    146,352    113,378     83,524     73,493
     Other borrowings                                        29,138     23,004     18,800     15,873      3,044
     Stockholders' equity                                    15,232     14,033     12,920     12,154      6,967

Selected Average Balances for the Period:
     Total assets                                          $193,249   $159,951   $126,806   $ 99,748   $ 80,454
     Interest-earning assets                                179,001    147,353    115,741     89,483     72,034
     Securities and deposits                                 34,202     27,064     21,915     14,335     10,606
     Loans, net                                             141,587    114,236     88,922     70,845     56,135
     Deposit accounts                                       123,694    104,174     77,477     62,727     55,976
     Other borrowings                                        22,450     14,608     13,959     10,164      3,052
     Stockholders' equity                                    14,596     13,445     12,653      9,557      6,523

Share Data:
     Earnings per share
         Basic                                             $   1.18   $   0.93   $   0.79   $   0.87   $   0.87
         Fully diluted                                     $   1.18   $   0.93   $   0.79   $   0.83   $   0.70
     Book value per share (period end)                     $  12.21   $  11.25   $  10.36   $   9.74   $   8.32
     Common shares outstanding (period end)                   1,248      1,248      1,248      1,248        837
     Weighted average shares outstanding
         Basic                                                1,248      1,248      1,248        980        728
         Fully diluted                                        1,248      1,248      1,248      1,025        906

Performance Ratios:
     Return on average assets                                  0.76%      0.73%      0.78%      0.86%      0.79%
     Return on average equity                                 10.13       8.67       7.80       8.93       9.77
     Interest-rate spread during the period                    3.40       3.76       4.05       4.61       4.28
     Net interest margin                                       3.95       4.13       4.46       5.09       5.06
     Noninterest expenses to average assets                    2.75       3.06       3.28       4.02       4.20

Asset Quality Ratios:
     Allowance for loan losses to period end loans             1.02%      1.00%      1.23%      1.23%      1.24%
     Net charge-offs to average loans                          0.06       0.25       0.08      -0.01       0.04
     Nonperforming assets to period end loans                  0.13       0.07       0.04       0.01       0.03
     Nonperforming assets to period end total assets           0.09       0.05       0.03       0.01       0.03

Capital and Liquidity Ratios:
     Average equity to average assets (Consolidated)           7.55%      8.41%      9.98%      9.58%      8.11%
     Leverage (4.00% required minimum) (Oceanside)             8.93       8.02       8.12       9.00       8.67
     Risk-based capital (Oceanside):
         Tier 1                                               10.62       9.55       9.42       9.67       9.75
         Total                                                11.52      10.43      10.46      10.73      10.83
     Average loans to average deposits (Consolidated)         91.18      87.10      89.22      88.53      79.82

Full-time Employee Equivalents (End of Period)                   50         48         47         43         42

                                    OVERVIEW

How We Earn Income. As stated elsewhere herein, our results of operations are primarily dependent upon the results of operations of Oceanside. Oceanside conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). Profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Oceanside's interest-rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The factors that influence net interest income include changes in interest rates and changes in the volume and mix of assets and liability balances. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, Oceanside's profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts and mortgage banking operations. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, data processing costs, and other operating expenses.

Critical Accounting Policies and Use of Significant Estimates. Our consolidated financial statements include the accounts of the Holding Company and our banking subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform with accounting principles generally accepted in the United States of America and to general practices within the banking industry. Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. The majority of these accounting policies do not require our management to make difficult, subjective, or complex judgments. However, we believe the allowance for loan losses is a critical policy.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable or incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful (impaired). The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial loans and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral and accrual of interest is discontinued. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. There is no precise method of predicting specific loan losses or amounts that ultimately may be charged-off. Also, this evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The determination that a loan may be uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for loan losses can be determined only on a judgmental basis, after full review, including, consideration of economic conditions and their effect on particular industries and specific borrowers; a review of borrowers' financial data, together with industry data, their competitive situation, the borrowers' management capabilities and other factors; a continuing evaluation of the loan portfolio, including monitoring any loans that are identified as being of less than acceptable quality; a detailed analysis, on a quarterly basis, of all impaired loans; and an evaluation of the underlying collateral for secured lending.

We maintain a formalized loan review process supported by a credit analysis and control system. We will maintain the allowance for loan losses at a level sufficient to absorb estimated uncollectible loans and, expect to make periodic additions to the allowance for loan losses.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that may be affected by significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and to support the carrying value of OREO, we obtain independent appraisals for significant collateral.

Our loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although we have a diversified loan portfolio, a substantial portion of our debtors' ability to honor their contracts is dependent on local, state, and national economic conditions that may affect the value of the underlying collateral or the income of the debtor.

While we use available information to recognize losses on loans, further reductions in the carrying amounts of loans or OREO may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and the carrying value of OREO. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination.

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

              COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND 2004

Highlights. As of December 31, 2005, we had grown to approximately $213.9 million in total assets, $152.9 million in total loans, $168.5 million in deposits, and $15.2 million in stockholders' equity.

Net income in 2005 was $1,478,000 versus $1,166,000 in 2004, an increase of $312,000, or 26.8%. The primary reasons for the change in net income in 2005 over 2004 were as follows:

o Interest and fees on loans totaled $9,870,000 in 2005 compared with $7,280,000 in 2004, an increase of $2,590,000, or 35.6%.

o Our income from average interest-earning assets grew 36.6% as a result of increases in average interest-earning assets of 21.5%, and improved yields that increased from 5.68% to 6.38%.

o Our total interest expense rose 91.3% as our cost of funding increased in 2005 from 1.92% to 2.98%. Our average 2005 interest-bearing deposits and other borrowings continued to grow at a pace of 23.0% over 2004.

o Partially offsetting the positive gain in net interest income of $940,000, noninterest expenses grew $424,000 reflecting increased expenses related to our expansion of the operations area and related personnel costs.

Interest Income. Interest income was $11,261,000 and $8,241,000 in 2005 and 2004, respectively. The increase of 36.6% was attributable to growth in our most significant interest-earning asset, loans, which grew 23.9% from average levels in 2004 to 2005. Average loans accounted for 79.1% of our average interest-earning assets in 2005 versus 77.5% in 2004. Our overall yield on interest-earning assets of 6.97% also benefited from the rising interest rate environment in 2005.

Interest Expense. Interest expense was $4,358,000 and $2,278,000 in 2005 and 2004, respectively. As a result of the increasing interest rate environment and our growth in average interest-bearing liabilities of $27.4 million, or 23.0%, during this period, interest expense increased 91.3%. Our cost of funds rose to 2.98% in 2005 compared with 1.92% in 2004. Interest expense from other borrowings outpaced interest expense from deposits (121.3% compared with 86.0%, respectively) as the growth in other borrowings outpaced deposit growth. Customer repurchase agreements and the junior subordinated debentures issued in 2005 contributed to the growth, with the average cost of funds for other borrowings at 3.37% in 2005 and 2.34% in 2004.

Net Interest Income. Net interest income (before provision for loan losses) was $6,903,000 and $5,963,000 for 2005 and 2004, respectively, an increase of 15.8%
from 2004 to 2005, which was due to the increase in average interest-earning assets of 21.5%, partially offset by increases in our cost of funds and the growth in interest-bearing liabilities. The average balances, interest income and expense, and the average rates earned and paid for assets and liabilities are found in the following tables.

During 2005 and 2004, the average yield (on a tax-equivalent basis) on interest-earning assets was 6.38% and 5.68%, respectively, while the average cost of funds was 2.98% in 2005 and 1.92% in 2004. Our net interest margin was lower (3.95% in 2005 compared with 4.13% in 2004), which reflects the faster growth in interest-bearing deposits (23.0%) over interest-earning assets (21.5%) and cost of funds (106 basis points) versus yield on interest-earning assets (70 basis points). The increase in loan yields from 6.37% to 6.97% was more than offset by the increase in volume of certificates of deposit and increases in our cost of funds, which contributed to the declines in interest-rate spread and net interest margin.

Provision for Loan Losses. A provision for loan losses of $334,000 was recorded in 2005, reflecting our assessment of the needed level of the allowance for loan losses. This assessment is based on management's evaluation of probable loan losses and considers the overall quality of the loan portfolio. The decrease in the provision for loan losses in 2005 versus the 2004 level of $362,000 was due to lower net charge-offs offset partially by the overall growth in the loan portfolio. Net charge-offs in 2005 were $78,000 as compared with $286,000 in 2004, a decrease of $208,000.

Noninterest Income. Noninterest income decreased $56,000, or 6.1%, to $867,000 in 2005 from $923,000 in 2004. A summary of changes for 2005 compared with 2004 follows:

o Service charges on deposit accounts declined by 5.7%, which reflects a continuing trend in competitive pressures on fees for basic checking services.

o Mortgage banking fees increased $8,000, or 7.5%, as brokered mortgage loans increased from $9.1 million in 2004 to $12.7 million in 2005. This increase reflects the continued growth of new home sales, generally favorable interest rates, and the demand for refinancing of mortgages.

o No sales of SBA loans were completed in 2005. A gain on the sale of SBA loans was recorded in 2004 totaling $33,000.

o     Other income remained relatively flat in 2005 versus 2004.

Noninterest Expenses. Total noninterest expenses increased to $5,313,000 in 2005 compared to $4,889,000 for 2004. This increase of $424,000, or 8.7%, reflects higher expenses due to growth in our operations. The more significant increases during 2005 over 2004 follow:

o Salaries and employee benefits grew 10.4% reflecting the increase in the average number of full-time equivalent employees of approximately 2.1% and increases in salaries, bonuses, commissions, and SIMPLE plan contributions.

o Expenses of bank premises and fixed assets and other operating expenses increased $120,000, or 13.3%, in 2005 versus 2004, reflecting increased maintenance, utilities, and property taxes resulting, in part, from the new loan operations office added at the Beach Boulevard branch, increased property values, and higher utility rates.

o While processing and settlement fees, legal fees, and professional costs for SOX 404 compliance rose at double-digit rates, other operating expense grew at a relatively modest overall pace of 3.6% in 2005 over 2004.

Provision for Income Taxes. The income tax provision was $645,000 for 2005, an effective rate of 30.4%. This compares with an effective rate of 28.7% for 2004. The effective tax rates in 2005 and 2004 differ from the federal and state statutory rates principally due to nontaxable investment income. While tax-exempt income increased 31.4% in 2005 over 2004, this growth did not keep pace with the growth in overall interest income, contributing to the rise in the effective tax rate.

              COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND 2003

Highlights. As of December 31, 2004, we had grown to approximately $184.3 million in total assets, $129.9 million in total loans, $146.4 million in deposits, and $14.0 million in stockholders' equity.

Net income in 2004 was $1,166,000 versus $987,000 in 2003, an increase of $179,000, or 18.1%. The primary reasons for the change in net income in 2004 over 2003 were as follows:

o Our income from average interest-earning assets grew at 20.5% as a result of increases in average interest-earning assets of 27.3%.

o While our cost of funding stabilized in 2004, our 2004 growth in deposits and other borrowings continued to grow at a pace of 29.9% over 2003.

o Partially offsetting positive gains in net interest income and noninterest income of $873,000 and $43,000, respectively, noninterest expenses grew $731,000 reflecting increased expenses related to our branch network.

Interest Income. Interest income was $8,241,000 and $6,837,000 in 2004 and 2003, respectively. The increase of 20.5% was attributable to growth in our most significant interest-earning asset, loans, which grew 28.5% from average levels in 2003 to 2004. Average loans accounted for 77.5% of our average interest-earning assets in 2004 versus 76.9% in 2003.

Interest Expense. Interest expense was $2,278,000 and $1,790,000 in 2004 and 2003, respectively. Our growth in average interest-bearing liabilities of $27.3 million, or 29.9%, contributed to the increase in interest expense of 27.3%. Our cost of funds was relatively stable in 2004 versus 2003, with a slight decline to 1.92% from 1.96%.

Net Interest Income. Net interest income, which is our primary source of operating income, is the difference between interest earned on loans and securities and interest paid on deposits and other funding sources. The factors that influence net interest income include changes in interest rates and changes in the volume and mix of assets and liability balances.

Net interest income was $5,963,000 and $5,047,000 for 2004 and 2003, respectively, an increase of 18.1% from 2003 to 2004, which was due to the increase in average interest-earning assets of 27.3% and the favorable impact from a moderate decline in our cost of funds. The average balances, interest income and expense, and the average rates earned and paid for assets and liabilities are found in the following tables.

During 2004 and 2003, the average yield (on a tax-equivalent basis) on interest-earning assets was 5.68% and 6.01%, respectively, while the average cost of funds was 1.92% in 2004 and 1.96% in 2003. Our net interest margin was lower (4.13% in 2004 compared with 4.46% in 2003), which reflects the decline in the average yield on interest-earning assets of 33 basis points. The decline in loan yields from 6.85% to 6.37% and the increase in volume of certificates of deposit contributed to the declines in interest-rate spread and net interest margin.

Provision for Loan Losses. A provision for loan losses of $362,000 was recorded in 2004, reflecting our assessment of the needed level of the allowance for loan losses. This assessment is based on management's evaluation of potential loan losses and considers the overall quality of the loan portfolio. The increase in the provision for loan losses in 2004 over the 2003 level of $319,000 reflects the growth in average loans of 28.5% and the increase in net charge-offs experienced during 2004. Net charge-offs in 2004 were $286,000 as compared with $69,000 in 2003, an increase of $217,000.

During 2004, we took a deed in lieu of foreclosure on a residential real estate property (referred to as OREO, Other Real Estate Owned) that was essentially cross-collateralized with a commercial lending relationship. This OREO was sold for $675,000 in December 2004; and after net expenses on the sale of the OREO, no gain or loss was recognized on the recorded investment of $641,000. At that time, we were able to measure the loss on the cross-collateralized commercial lending relationship and loan charge-offs totaling $275,000 were recorded along with a corresponding increase in the provision for loan losses in the fourth quarter of 2004.

Noninterest Income. Noninterest income increased $43,000, or 4.9%, to $923,000 in 2004 from $880,000 in 2003. A summary of changes for 2004 compared with 2003 follows:

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

Noninterest Expenses. Total noninterest expenses increased to $4,889,000 in 2004 compared to $4,158,000 for 2003. This increase of $731,000, or 17.6%, reflects higher expenses due to growth in our operations. The more significant increases during 2004 over 2003 follow:

o Salaries and employee benefits grew 9.6% reflecting the increase in the average number of full-time equivalent employees of approximately 9.1% and increases in group insurance of $51,000.

o Expenses of bank premises and fixed assets and other operating expenses increased $213,000, or 30.9%, in 2004 versus 2003, reflecting the new Kernan Boulevard branch, which opened December 2003.

o Higher costs for corporate governance, including professional and audit fees, ($22,000) and regulatory examination fees ($27,000). Although pension expenses increased $100,000 in 2004 over 2003, reflecting revisions in estimates and amendments to the indexed retirement plans, the overall impact on earnings reflected a moderate decline of $16,000 after giving consideration to policy income and deferred income tax benefits partially offset by life insurance expense.

Provision for Income Taxes. The income tax provision was $469,000 for 2004, an effective rate of 28.7%. This compares with an effective rate of 31.9% for 2003. The effective tax rates in 2004 and 2003 differ from the federal and state statutory rates principally due to nontaxable investment income. Tax-exempt income increased 5.5% in 2004 over 2003.

                         [Remainder of page left blank.]

Rate/Volume Analysis (dollars in thousands):

                                                                      Years Ended December 31,
                                                  2005                           2004                           2003
                                     ----------------------------    ----------------------------   ----------------------------
                                                Interest  Average              Interest   Average             Interest   Average
                                     Average       and     Yield/    Average      and      Yield/   Average      and      Yield/
                                     Balance    Dividends   Rate     Balance   Dividends    Rate    Balance   Dividends    Rate
                                     -------    ---------   ----     -------   ---------    ----    -------   ---------    ----
Interest-earning assets:
 Loans (1)                          $ 141,587   $   9,870    6.97%  $ 114,236  $   7,280    6.37%  $  88,922  $   6,087    6.85%
 Securities and deposits (2)           34,202       1,297    4.28      27,064        884    3.74      21,915        695    3.72
 Other interest-earning assets (3)      3,212          94    2.93       6,053         77    1.27       4,904         55    1.12
                                    ---------   ---------           ---------  ---------           ---------  ---------
   Total interest-earning
     assets (2)                       179,001      11,261    6.38%    147,353      8,241    5.68%    115,741      6,837    6.01%
                                                ---------                      ---------                      ---------
Noninterest-earning assets             14,248                          12,598                         11,065
                                    ---------                       ---------                      ---------

     Total assets                   $ 193,249                       $ 159,951                      $ 126,806
                                    =========                       =========                      =========

Interest-bearing liabilities:
 Demand deposits                    $  42,319         879    2.08%  $  39,079        476    1.22%  $  30,940        368    1.19%
 Savings                                6,231          47    0.75       6,213         35    0.56       4,723         36    0.76
 Certificates of deposit               75,144       2,675    3.56      58,882      1,425    2.42      41,814      1,103    2.64
 Other borrowings                      22,450         757    3.37      14,608        342    2.34      13,959        283    2.03
                                    ---------   ---------           ---------  ---------           ---------  ---------
   Total interest-bearing
     liabilities                      146,144       4,358    2.98%    118,782      2,278    1.92%     91,436      1,790    1.96
                                                ---------                      ---------                      ---------
Noninterest-bearing
liabilities                            32,509                          27,724                         22,717
Stockholders' equity                   14,596                          13,445                         12,653
                                    ---------                       ---------                      ---------
     Total liabilities and
     stockholders' equity           $ 193,249                       $ 159,951                      $ 126,806
                                    =========                       =========                      =========
Net interest income (before
  provision for loan losses)                    $   6,903                      $   5,963                      $   5,047
                                                =========                      =========                      =========
Interest-rate spread (4)                                     3.40%                          3.76%                          4.05%
                                                           ======                         ======                         ======

Net interest margin (2) (5)                                  3.95%                          4.13%                          4.46%
                                                           ======                         ======                         ======
Ratio of average
interest-earning
  assets to average
  interest-bearing
  liabilities                          122.48%                         124.05%                        126.58%
                                    =========                       =========                      =========

--------------------------------------------------------------------------------

(1) Average loan balances include nonaccrual loans, which are not material. Average loans are net of deferred fees. Loan fees (in thousands) were $664, $568, and $547 in 2005, 2004, and 2003, respectively. Loan yields have been reported in total since a substantial portion of loans are secured by real estate.

(2) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6%.

(3)   Includes federal funds sold.

(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5) Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis (dollars in thousands):

                                                     Year Ended December 31,
                                                         2005 vs. 2004
                                                    Increase (Decrease) Due to
                                             -----------------------------------------
                                                                     Rate/
                                               Rate      Volume     Volume     Total
                                               ----      ------     ------     -----
Interest-earning assets:
     Loans (1)                               $    683   $  1,743   $    164   $  2,590
     Securities and other deposits                142        233         38        413
     Other interest-earning assets (2)            100        (36)       (47)        17
                                             --------   --------   --------   --------
         Total interest-earning assets            925      1,940        155      3,020
                                             --------   --------   --------   --------

Interest-bearing liabilities:
     Demand deposits                              336         39         28        403
     Savings                                       12         --         --         12
     Certificates of deposit                      671        394        185      1,250
     Other borrowings                             151        184         80        415
                                             --------   --------   --------   --------
         Total interest-bearing liabilities     1,170        617        293      2,080
                                             --------   --------   --------   --------

Net interest income                          $   (245)  $  1,323   $   (138)  $    940
                                             ========   ========   ========   ========

                                                     Year Ended December 31,
                                                         2004 vs. 2003
                                                    Increase (Decrease) Due to
                                             -----------------------------------------
                                                                     Rate/
                                               Rate      Volume     Volume     Total
                                               ----      ------     ------     -----
Interest-earning assets:
     Loans (1)                               $   (420)  $  1,733   $   (120)  $  1,193
     Securities and other deposits                 21        163          5        189
     Other interest-earning assets (2)              7         13          2         22
                                             --------   --------   --------   --------
         Total interest-earning assets           (392)     1,909       (113)     1,404
                                             --------   --------   --------   --------

Interest-bearing liabilities:
     Demand deposits                                8         97          3        108
     Savings                                       (8)        11         (4)        (1)
     Certificates of deposit                      (90)       450        (38)       322
     Other borrowings                              43         13          3         59
                                             --------   --------   --------   --------
         Total interest-bearing liabilities       (47)       571        (36)       488
                                             --------   --------   --------   --------

Net interest income                          $   (345)  $  1,338   $    (77)  $    916
                                             ========   ========   ========   ========

--------------------------------------------------------------------------------

(1)   Average loan balances include nonaccrual loans, which are not material.

(2)   Includes federal funds sold.

Weighted Average Yield or Rate:

                                             For the Year Ended December 31,
                                             -------------------------------
                                               2005       2004       2003
                                               ----       ----       ----
Interest-earning assets:
         Loans, net                            6.97%      6.37%      6.85%
         Investment securities                 4.28       3.74       3.72
         Other interest-earning assets         2.93       1.27       1.12
         All interest-earning assets           6.38       5.68       6.01
Interest-bearing liabilities:
         NOW deposits                          0.53       0.28       0.33
         Money market deposits                 2.41       1.52       1.53
         Savings                               0.75       0.56       0.76
         Certificates of deposit               3.56       2.42       2.64
         Other borrowings                      3.37       2.34       2.03
         All interest-bearing liabilities      2.98       1.92       1.96
Interest-rate spread                           3.40       3.76       4.05
Net interest margin                            3.95       4.13       4.46

Change in Mix of Deposits and Other Borrowings (dollars in thousands):

                                                            At December 31,
                                      -------------------------------------------------------------
                                             2005                 2004                 2003
                                      -------------------  -------------------  -------------------
                                                Percent              Percent              Percent
                                      Average      to      Average      to      Average      to
                                      Balance    Total     Balance    Total     Balance    Total
                                      -------    -----     -------    -----     -------    -----
Interest-earning assets:
   Loans, net                         $141,587      79.1%  $114,236      77.5%  $ 88,922      76.9%
   Investment securities                34,202      19.1%    27,064      18.4%    21,915      18.9%
   Other                                 3,212       1.8%     6,053       4.1%     4,904       4.2%
                                      --------  --------   --------  --------   --------  --------

     Total interest-earning assets    $179,001     100.0%  $147,353     100.0%  $115,741     100.0%
                                      ========  ========   ========  ========   ========  ========

Interest-bearing deposits:
   Demand deposits                    $ 42,319      23.8%  $ 39,079      26.8%  $ 30,940      27.2%
   Savings                               6,231       3.5%     6,213       4.3%     4,723       4.2%
   Certificates of deposit              75,144      42.3%    58,882      40.4%    41,814      36.8%
                                      --------  --------   --------  --------   --------  --------

     Total interest-bearing deposits   123,694      69.6%   104,174      71.5%    77,477      68.2%

Noninterest-bearing deposits            31,583      17.8%    26,979      18.5%    22,194      19.5%
                                      --------  --------   --------  --------   --------  --------

     Total deposits                   $155,277      87.4%  $131,153      90.0%  $ 99,671      87.7%
                                      ========             ========             ========

Other borrowings                      $ 22,450      12.6%  $ 14,608      10.0%  $ 13,959      12.3%
                                      ========  --------   ========  --------   ========  --------

     Total deposits and
       other borrowings               $177,727     100.0%  $145,761     100.0%  $113,630     100.0%
                                      ========  ========   ========  ========   ========  ========

                                 LOAN PORTFOLIO

Average loans receivable were $141,587,000 for the year 2005 as compared to $114,236,000 for 2004, an increase of 23.9%. The year-to-year average increase in 2004 over 2003 was 28.5%. Management believes the growth in loans was directly attributable to the growth in our branch network, community acceptance, the reputations of our lending team, and favorable economic conditions in our market area. The following provides an analysis of our loan distribution at the end of 2001 - 2005. Loans that are secured by real estate include residential and nonresidential mortgages, and home equity loans to individuals.

Loan Portfolio (dollars in thousands):

                                                                   At December 31,
                            --------------------------------------------------------------------------------------------
                                 2005     %        2004      %       2003      %       2002       %       2001       %
                                 ----     -        ----      -       ----      -       ----       -       ----       -
Real estate
   Construction, land
      development,
      and other land        $  37,905    25%  $  27,246     21%  $ 17,295     17%  $ 14,033      18%  $ 11,043      18%
   1-4 family residential      31,997    21%     19,283     15%    17,335     18%    14,892      19%    11,531      19%
   Multifamily residential      3,051     2%      2,513      2%     2,003      2%     2,770       3%       240       0%
   Commercial                  62,612    41%     60,869     47%    51,554     52%    35,628      45%    28,419      46%
                            ---------   ---   ---------   ----   --------   ----   --------    ----   --------    ----
     Total real estate        135,565    89%    109,911     85%    88,187     89%    67,323      85%    51,233      83%
Commercial                     11,901     8%     13,817     11%     4,750      5%     4,776       6%     4,328       7%
Consumer and other loans        5,400     3%      6,147      4%     6,622      6%     7,105       9%     6,166      10%
                            ---------   ---   ---------   ----   --------   ----   --------    ----   --------    ----
   Total loans                152,866   100%    129,875    100%    99,559    100%    79,204     100%    61,727     100%
                                        ===               ====              ====               ====               ====
Less:
   Less, deferred fees            (63)              (74)              (77)              (97)              (123)
   Less, allowance for
      loan losses              (1,552)           (1,296)           (1,220)             (970)              (766)
                            ---------         ---------          --------          --------           --------

                            $ 151,251         $ 128,505          $ 98,262          $ 78,137           $ 60,838
                            =========         =========          ========          ========           ========

The following tables show the maturity data for loans receivable.

Contractual Loan Maturities at December 31, 2005 (dollars in thousands):

                                                  1 Year          1 Through      After
                                                 or Less           5 Years       5 Years        Total
                                                 -------           -------       -------        -----
Real estate loans                                $23,051           $34,153       $78,361     $135,565
Commercial and agricultural loans                  4,445             5,803         1,653       11,901
Consumer and other loans                           1,035             3,048         1,317        5,400
                                                 -------           -------       -------     --------

        Total loan portfolio                     $28,531           $43,004       $81,331     $152,866
                                                 =======           =======       =======     ========

Loans with maturities over one year:
        Fixed rate                                                                           $ 29,030
        Variable rate                                                                          95,305
                                                                                             --------

             Total maturities greater than one year                                          $124,335
                                                                                             ========

Loan Maturities or Next Repricing Date at December 31, 2005 (dollars in thousands):

         Three months or less                                                                $ 70,599
         Over three months through twelve months                                               20,763
         Over one year through three years                                                     41,697
         Over three through five years                                                         10,801
         Over five years                                                                        9,006
                                                                                             --------

                                                                                             $152,866
                                                                                             ========

Loans Originated and Repaid (dollars in thousands):

                                                         Years Ended December 31,
                                         ---------------------------------------------------------
                                             2005        2004        2003        2002        2001
                                             ----        ----        ----        ----        ----
Originations:
     Real estate loans                   $ 59,259    $ 44,680    $ 30,769    $ 18,127    $ 14,209
     Commercial and agricultural loans      4,364      11,360       7,981       9,083       3,982
     Consumer and other loans               2,263       3,390       2,172       3,731       3,150
                                         --------    --------    --------    --------    --------
         Total                             65,886      59,430      40,922      30,941      21,341
Principal reductions                      (42,895)    (29,114)    (20,567)    (13,464)     (9,703)
                                         --------    --------    --------    --------    --------

Increase in total loans                  $ 22,991    $ 30,316    $ 20,355    $ 17,477    $ 11,638
                                         ========    ========    ========    ========    ========

           CLASSIFICATION OF ASSETS AND NONACCRUAL OR IMPAIRED LOANS

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

At December 31, 2005, 2004, and 2003, loans past due for 30 days or more (but less than 89 days) totaled $193,000, $195,000, and $176,000, respectively. At December 31, 2005, management had classified eighteen loans totaling approximately $1.4 million as substandard, as compared with nineteen substandard loans totaling $1.4 million at December 31, 2004, and fourteen substandard loans totaling $1.1 million at December 31, 2003.

At December 31, 2005, one loan past due more than 90 days, totaling $202,000, was considered impaired and nonaccrual. At December 31, 2005, no other loans were past due 90 days or more.

                            ALLOWANCE FOR LOAN LOSSES

The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including but not limited to, current economic conditions, loan portfolio composition, prior credit loss experience, trends in portfolio volume, and management's estimation of future potential losses. Management believes that the allowance for loan losses is adequate. The following is an analysis of the allowance for loan losses for 2001
- 2005.

Allowance for Loan Losses (dollars in thousands):

                                                    Years Ended December 31,
                                   -----------------------------------------------------------
                                       2005         2004         2003         2002        2001
                                       ----         ----         ----         ----        ----
Balance, at beginning of period    $  1,296     $  1,220     $    970     $    766    $    682
Provision for loan losses               334          362          319          196         108
                                   --------     --------     --------     --------    --------
Loans charged off
     Real estate                        (36)          --           --           (4)         --
     Commercial                          --           --           --          (30)        (16)
     Installment and other loans        (50)        (294)         (73)         (16)         (8)
                                   --------     --------     --------     --------    --------
                                        (86)        (294)         (73)         (50)        (24)
                                   --------     --------     --------     --------    --------
Recoveries
     Real estate                          1           --           --           --          --
     Commercial                          --           --           --           58          --
     Installment and other loans          7            8            4           --          --
                                   --------     --------     --------     --------    --------
                                          8            8            4           58          --
                                   --------     --------     --------     --------    --------

Balance, at end of period          $  1,552     $  1,296     $  1,220     $    970    $    766
                                   ========     ========     ========     ========    ========

Net charge-offs to average loans       0.06%        0.25%        0.08%      -0.01%        0.04%
                                   ========     ========     ========     ========    ========

The specific allocations of the allowance for loan losses are based on management's evaluation of the risks inherent in the specific portfolios for the dates indicated. Amounts in a particular category may be used to absorb losses if another category allocation proves to be inadequate.

Allocation of Allowance for Loan Losses (dollars in thousands):

                                                                      At December 31,
                           -----------------------------------------------------------------------------------------------------
                                  2005                  2004               2003                 2002                 2001
                           ------------------   ------------------  -------------------  -------------------  ------------------
                                        % of                 % of                % of                % of                 % of
                                     Loans to             Loans to             Loans to            Loans to             Loans to
                                       Total                Total                Total               Total                Total
                            Amount     Loans     Amount     Loans     Amount     Loans    Amount     Loans     Amount     Loans
                            ------     -----     ------     -----     ------     -----    ------     -----     ------     -----
Real estate loans          $    134       89%   $    234      85%   $     43       89%   $     95       85%   $      5       83%
Commercial and
   agricultural loans           219        8          77      11         375        5         172        6           3        7
Consumer and other loans         37        3          39       4          15        6          14        9           4       10
Unallocated                   1,162       --         946      --         787       --         689       --         754       --
                           --------   ------    --------   -----    --------   ------    --------   ------    --------   ------

                           $  1,552      100%   $  1,296     100%   $  1,220      100%   $    970      100%   $    766      100%
                           ========   ======    ========   =====    ========   ======    ========   ======    ========   ======

Highly leveraged transactions generally include loans and commitments made in connection with recapitalizations, acquisitions, and leveraged buyouts, and result in the borrower's debt-to-total assets ratio exceeding 75%. At December 31, 2005, 2004, 2003, 2002, and 2001, there were no loans qualified as highly leveraged transactions. Loans restructured and in compliance with modified terms are commonly referred to as "troubled debt restructurings." At December 31, 2005, 2004, 2003, 2002, and 2001, we had no restructured loans.

                                   SECURITIES

Financial institutions classify their investment securities as either "held-to-maturity" or "available-for-sale." Securities classified as held-to-maturity are carried at amortized or accreted cost and include those securities that a bank has the intent and ability to hold to maturity. Securities classified as available-for-sale, which are those securities that a bank intends to hold for an indefinite amount of time, but not necessarily to maturity, are carried at fair value with the unrealized holding gains or losses, net of taxes, reported as a component of the stockholders' equity on a bank's balance sheet. The following tables set forth the carrying amount of securities at the dates indicated.

Carrying Value of Investment Securities (dollars in thousands):

                                                                    At December 31,
                                                             ----------------------------
                                                               2005      2004      2003
                                                               ----      ----      ----
Securities available-for-sale:
         Mortgage-backed securities (GNMA and FNMA)          $32,440   $22,970   $19,077

Securities held-to-maturity:
         Tax-exempt state, county, and municipal bonds         5,850     5,856     3,899
                                                             -------   -------   -------

Balance, end of year                                         $38,290   $28,826   $22,976
                                                             =======   =======   =======

Investment Securities at Amortized Cost (dollars in thousands):

                                                                   At December 31,
                                                             ---------------------------
                                                               2005      2004      2003
                                                               ----      ----      ----
Securities available-for-sale:
         Mortgage-backed securities (GNMA and FNMA)          $33,056   $23,139   $19,161

Securities held-to-maturity:
         Tax-exempt state, county, and municipal bonds         5,850     5,856     3,899
                                                             -------   -------   -------

Balance, end of year                                         $38,906   $28,995   $23,060
                                                             =======   =======   =======

The following tables set forth the maturities (excluding principal paydowns on mortgage-backed securities) and the weighted average yields of securities by contractual maturities at December 31, 2005, 2004, and 2003.

Analysis of Investment Securities Available-for-Sale (dollars in thousands):

                                       Due in One            Due in Five           Due in Ten
                                     to Five Years           to Ten Years         Years or More               Total
                                  --------------------   --------------------   -------------------    --------------------
                                             Average                Average                Average                Average
                                   Amount     Yield       Amount     Yield       Amount     Yield       Amount     Yield
                                   ------     -----       ------     -----       ------     -----       ------     -----
At December 31, 2005:
     Mortgage-backed securities
         (GNMA and FNMA)          $  8,191       3.25%   $ 11,152       4.61%   $ 13,097       4.04%   $ 32,440       4.04%
                                  ========               ========               ========               ========

At December 31, 2004:
     Mortgage-backed securities
         (GNMA and FNMA)          $  9,753       3.13%   $  5,552       4.28%   $  7,665       3.42%   $ 22,970       3.50%
                                  ========               ========               ========               ========

At December 31, 2003
     Mortgage-backed securities
         (GNMA and FNMA)          $ 12,566       3.08%   $  1,881       4.27%   $  4,630       4.78%   $ 19,077       3.61%
                                  ========               ========               ========               ========

Analysis of Investment Securities Held-to-Maturity (dollars in thousands):

                                     Due in One          Due in Five           Due in Ten
                                    to Five Years        to Ten Years          Years or More             Total
                                 ------------------    ------------------    --------------------   ---------------
                                            Average               Average               Average                Average
                                  Amount     Yield      Amount     Yield      Amount     Yield       Amount     Yield
                                  ------     -----      ------     -----      ------     -----       ------     -----
At December 31, 2005:
     Tax-exempt state, county,
         and municipal bonds     $     --     --%      $    626       4.73%  $  5,224       4.72%   $  5,850       4.72%
                                 ========              ========              ========               ========

At December 31, 2004:
     Tax-exempt state, county,
         and municipal bonds     $     --     --%      $    274       4.70%  $  5,582       4.72%   $  5,856       4.72%
                                 ========              ========              ========               ========

At December 31, 2003:
     Tax-exempt state, county,
         and municipal bonds     $     --     --%      $     --         --%  $  3,899       5.10%   $  3,899       5.10%
                                 ========              ========              ========               ========

                                    DEPOSITS

Deposits are the major source of our funds for lending and other investment purposes. Deposits are attracted principally from within our assessment area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more), and retirement savings plans.

Maturity terms, service charges, and withdrawal penalties are established by management on a periodic basis. The determination of rates and terms is predicated on loan funding and liquidity requirements, rates paid by competitors, growth goals, and federal regulations.

The FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions' normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew, or rollover deposits at such rates without restriction, "adequately capitalized" depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and "undercapitalized" depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of "well-capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See "Description of Business/Supervision and Regulation." As of December 31, 2005, Oceanside met the definition of a "well-capitalized" depository institution.

Our primary source of funds is deposit accounts that include both interest- and noninterest-bearing demand, savings, and time deposits under $100,000 (referred to as "core deposits"). At December 31, 2005, 2004, and 2003, these core deposits accounted for approximately 84%, 86%, and 85%, respectively, of all deposits. At December 31, 2005, time deposits under $100,000 accounted for approximately 40% of these core deposits as compared with money market deposits at 27% and noninterest-bearing demand deposits at 24%. This compares with 2004 levels of 35%, 29%, and 22%, respectively, and with 2003 levels of 29%, 27%, and 26%, respectively. At December 31, 2005, 2004, and 2003, jumbo certificates of deposit (time deposits $100,000 and greater) represented approximately 16%, 14%, and 15%, respectively, of total deposits. At December 31, 2005, 2004, and 2003, time deposits outstanding in an individual amount of $100,000 or more totaled $27,234,000, $20,380,000, and $16,671,000, respectively.

Interest-bearing demand accounts, consisting of NOW and money market accounts, averaged $42,319,000 for the year ended 2005, $39,079,000 for the year ended 2004, and $30,940,000 for the year ended 2003, or approximately 27%, 30%, and 31% of average total deposits in 2005, 2004, and 2003, respectively.

Distribution of Deposit Accounts by Type (dollars in thousands):

                                                                   At December 31,
                                          -----------------------------------------------------------------
                                                 2005                   2004                   2003
                                          -------------------    -------------------    -------------------
                                                      % of                   % of                   % of
                                          Amount    Deposits     Amount    Deposits     Amount    Deposits
                                          ------    --------     ------    --------     ------    --------
Demand deposits                          $ 33,682       20.0%   $ 27,782       19.0%   $ 25,474       22.5%
NOW deposits                                6,264        3.7      10,293        7.0      11,675       10.3
Money market deposits                      38,358       22.8      36,701       25.1      26,539       23.4
Savings deposits                            6,059        3.6       6,626        4.5       5,428        4.8
                                         --------   --------    --------   --------    --------   --------

     Subtotal                              84,363       50.1      81,402       55.6      69,116       61.0
                                         --------   --------    --------   --------    --------   --------

Certificates of deposit:
     1.00% - 1.99%                            178        0.1       9,927        6.8          98        0.1
     2.00% - 2.99%                         11,561        6.9      36,800       25.2      18,136       16.0
     3.00% - 3.99%                         26,523       15.7       7,926        5.4      19,169       16.9
     4.00% - 4.99%                         34,282       20.3       9,268        6.3       2,951        2.6
     5.00% - 5.99%                         11,573        6.9       1,029        0.7       3,362        3.0
     6.00% - 6.99%                             --         --          --         --         546        0.4
                                         --------   --------    --------   --------    --------   --------

     Total certificates of deposit (1)     84,117       49.9      64,950       44.4      44,262       39.0
                                         --------   --------    --------   --------    --------   --------

     Total deposits                      $168,480      100.0%   $146,352      100.0%   $113,378        100%
                                         ========   ========    ========   ========    ========   ========

--------------------------------------------------------------------------------

(1) Includes individual retirement accounts (in thousands) totaling $2,535, $2,658, and $2,218, in 2005, 2004, and 2003, respectively, all of which were in the form of certificates of deposit.

Average Deposits and Average Rates (dollars in thousands):

                                                   At December 31,
                          -----------------------------------------------------------------
                                 2005                   2004                   2003
                         -------------------     -------------------    -------------------
                          Average    Average     Average    Average     Average    Average
                          Balance      Rate      Balance      Rate      Balance      Rate
                          -------      ----      -------      ----      -------      ----
Demand, money market
   and NOW deposits       $ 73,902       1.19%   $ 66,058       0.72%   $ 53,134       0.69%
Savings deposits             6,231       0.75       6,213       0.56       4,723       0.76
Certificates of deposit     75,144       3.56      58,882       2.42      41,814       2.64
                          --------               --------               --------

        Total deposits    $155,277       2.32%   $131,153       1.48    $ 99,671       1.51%
                          ========               ========               ========

Time Deposits of $100,000 or more with remaining maturities or next repricing date of (dollars in thousands):

                                                           December 31,
                                                -------------------------------
                                                   2005        2004        2003
                                                   ----        ----        ----

Due in three months or less                     $ 7,929     $ 6,603     $ 6,923
Over three through twelve months                 10,142       6,672       8,019
Over twelve months through three years            3,750       4,885       1,167
Over three years                                  5,413       2,220         562
                                                -------     -------     -------

                                                $27,234     $20,380     $16,671
                                                =======     =======     =======

Certificates of Deposits by Rate and Maturity Date (dollars in thousands):

                                                          Year Ending December 31,
                                      ----------------------------------------------------------------
                                          2006       2007       2008       2009        2010+     Total
                                          ----       ----       ----       ----        -----     -----
At December 31, 2005:
     1.00% - 1.99%                    $    178   $     --   $     --   $     --    $     --   $    178
     2.00% - 2.99%                      11,454         57         50         --          --     11,561
     3.00% - 3.99%                      22,158      3,235        544        580           6     26,523
     4.00% - 4.99%                      14,296      9,141      8,033      1,850         962     34,282
     5.00% - 5.99%                       1,425        754        819      4,479       4,096     11,573
                                      --------   --------   --------   --------    --------   --------
      Total certificates of deposit   $ 49,511   $ 13,187   $  9,446   $  6,909    $  5,064   $ 84,117
                                      ========   ========   ========   ========    ========   ========

                                                          Year Ending December 31,
                                      ----------------------------------------------------------------
                                          2005       2006       2007       2008        2009      Total
                                          ----       ----       ----       ----        ----      -----
At December 31, 2004:
     1.00% - 1.99%                    $  9,902   $     25   $     --   $     --    $     --   $  9,927
     2.00% - 2.99%                      30,417      6,267         65         51          --     36,800
     3.00% - 3.99%                         801      3,298      2,815        442         570      7,926
     4.00% - 4.99%                         100         39      3,374      3,814       1,941      9,268
     5.00% - 5.99%                          24         --        509         --         496      1,029
                                      --------   --------   --------   --------    --------   --------
      Total certificates of deposit   $ 41,244   $  9,629   $  6,763   $  4,307    $  3,007   $ 64,950
                                      ========   ========   ========   ========    ========   ========

                                                          Year Ending December 31,
                                      ----------------------------------------------------------------
                                          2004       2005       2006       2007        2008      Total
                                          ----       ----       ----       ----        ----      -----
At December 31, 2003:
     0.00% - 0.99%                    $     98   $     --   $     --   $     --    $     --   $     98
     1.00% - 1.99%                      17,532        599          5         --          --     18,136
     2.00% - 2.99%                      12,452      5,431      1,091         10         185     19,169
     3.00% - 3.99%                       1,233        283        198        752         485      2,951
     4.00% - 4.99%                       2,082         98         37        797         348      3,362
     5.00% - 5.99%                          12         26         --        508          --        546
                                      --------   --------   --------   --------    --------   --------
      Total certificates of deposit   $ 33,409   $  6,437   $  1,331   $  2,067    $  1,018   $ 44,262
                                      ========   ========   ========   ========    ========   ========

                          SHORT-TERM AND LONG-TERM DEBT

Other Borrowings (dollars in thousands):

                                                          December 31,
                                               ---------------------------------
                                                  2005         2004         2003
                                                  ----         ----         ----
Customer repurchase agreements                 $23,745      $20,704      $16,500
FHLB of Atlanta advances                         2,300        2,300        2,300
Junior subordinated debentures                   3,093           --           --
                                               -------      -------      -------

                                               $29,138      $23,004      $18,800
                                               =======      =======      =======

Customer Repurchase Agreements. Atlantic has sold securities under an agreement to repurchase with a par value of $23,954,000 and a fair value of $24,021,000, which effectively collateralizes overnight borrowings totaling $23,745,000.

FHLB of Atlanta Advances. Atlantic has obtained an advance from FHLB of $2,300,000 collateralized by Atlantic's FHLB capital stock in the amount of $472,000 and a blanket lien on eligible wholly-owned residential (1-4 units) first mortgage loans totaling approximately $5.8 million. This advance matures on November 17, 2010.

Junior Subordinated Debentures. On September 15, 2005, Atlantic issued $3,093,000 of fixed-rate junior subordinated debentures (the "debt securities") to Atlantic BancGroup Statutory Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of Atlantic and are due and payable in thirty years.

Other Short-term Borrowings. Atlantic purchases federal funds for liquidity needs during the year. At December 31, 2005, 2004, and 2003 no federal fund purchases existed.

Selected Data for Other Borrowings (dollars in thousands):

                                                                     2005       2004       2003
                                                                     ----       ----       ----
Interest rate at end of period
   Customer repurchase agreements (federal funds rate less
        25 basis points)                                            4.000%     2.000%      1.25%
     FHLB of Atlanta advances (fixed rate)                          4.450%     6.050%     6.050%
     Junior subordinated debentures (fixed rate for five years)     5.886%       N/A        N/A

Average balances during the period
     Customer repurchase agreements                               $18,254    $11,986    $11,282
     FHLB of Atlanta advances                                     $ 2,300    $ 2,300    $ 2,300
     Junior subordinated debentures                               $   907        N/A        N/A
     Other short-term borrowings (federal funds purchased)        $   863    $   322    $   377

Weighted average interest rate
     Customer repurchase agreements                                  2.96%      1.64%      1.21%
     FHLB of Atlanta advances                                        5.91%     6.050%     6.050%
     Junior subordinated debentures                                  5.89%       N/A        N/A
     Other short-term borrowings (federal funds purchased)           3.24%      2.17%      1.59%

Short-term borrowings (customer repurchase agreements
   and federal funds purchased)
     Balance at end of period                                     $23,745    $20,704    $16,500
     Weighted average interest rate at end of period                 4.00%      2.00%      1.25%
     Maximum amount outstanding at
        month end during the period                               $30,770    $22,494    $21,099
     Average amount outstanding during the period                 $19,117    $11,986    $11,282
     Weighted average interest rate during the period                2.98%      1.65%      1.22%

Interest Expense for Other Borrowings (dollars in thousands):

                                                                             December 31,
                                                                  -----------------------------
                                                                     2005       2004       2003
                                                                     ----       ----       ----
   Customer repurchase agreements                                 $   541    $   196    $   136
   FHLB of Atlanta advances                                           136        139        141
   Junior subordinated debentures                                      52         --         --
   Other short-term borrowings (federal funds purchased)               28          7          6
                                                                  -------    -------    -------

                                                                  $   757    $   342    $   283
                                                                  =======    =======    =======

                                    LIQUIDITY

Our principal source of funds comes from Oceanside's operations, including net increases in deposits, principal and interest payments on loans, and proceeds from sales and maturities of investment securities. We use our capital resources principally to fund existing and continuing loan commitments, purchase investment securities, and meet other contractual obligations.

Liquidity management involves meeting the funds flow requirements of customers who may either be depositors wanting to withdraw funds, or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets consist of vault cash, securities, and principal paydowns of other interest-earning assets. Our principal sources of asset liquidity are federal funds sold and the securities portfolio, including principal paydowns from mortgage-backed securities. In 2005, 2004, and 2003, principal paydowns from mortgage-backed securities totaled $6,872,000, $6,841,000, and $8,851,000, respectively.

Other sources of funds are principal paydowns and maturities in the loan portfolio. The contractual loan maturity table herein illustrates the maturities of loans receivable at December 31, 2005.

We also have sources of liability liquidity that include core deposits as previously discussed and access to borrowed funds including overnight federal funds, lines of credit, and customer repurchase agreements. At December 31, 2005, 2004, and 2003, our liquidity ratio of liquid assets to transaction deposit accounts was 19.1%, 24.3%, and 27.0%, respectively. Management believes that our liquidity is sufficient to meet our anticipated needs. While we have elected not to accept brokered deposits, we have the ability to supplement our liquidity if we decided to pursue brokered deposits as have other community banks.

           OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Contractual Commitments (dollars in thousands)

                                                               December 31,
                                                      ---------------------------
                                                         2005      2004      2003
                                                         ----      ----      ----
Commitments to originate loans
     Residential real estate                          $ 9,524   $ 5,539   $ 4,493
     Commercial real estate, construction, and land
       development secured by real estate              13,649     6,993     8,723
     Other unused commitments                           4,861     4,745     4,434
                                                      -------   -------   -------
         Total commitments to originate loans          28,034    17,277    17,650
Financial standby letters of credit                     1,714     1,772     1,614
                                                      -------   -------   -------

         Total contractual commitments                $29,748   $19,049   $19,264
                                                      =======   =======   =======

Contractual Obligations (dollars in thousands)


                                      1 Year    Years 2    Years 4     After
                                     or Less     and 3      and 5     5 Years     Total
                                     -------     -----      -----     -------     -----
Deposits without a stated maturity   $ 84,363   $     --   $     --   $     --   $ 84,363
Certificates of deposit and
   other time deposits                 49,511     22,633     11,874         99     84,117
Short-term borrowings                  23,745         --         --         --     23,745
Federal Home Loan Bank advances            --         --      2,300         --      2,300
Junior subordinated debentures             --         --         --      3,093      3,093
Operating leases                          270        582        615      1,288      2,755
                                     --------   --------   --------   --------   --------

     Total contractual obligations   $157,889   $ 23,215   $ 14,789   $  4,480   $200,373
                                     ========   ========   ========   ========   ========

Management believes that we have adequate resources to fund all our commitments and contractual obligations. If so desired, we can adjust the rates and terms on certificates of deposit and other deposit accounts to attract deposits and fund additional commitments. Other alternative funding sources include additional FHLB borrowings and brokered deposits, if necessary.

                                CAPITAL RESOURCES

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

Risk-based capital guidelines re-define the components of capital, categorize assets into risk classes, and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are segregated as Tier 1 and total risk-based capital. Tier 1 capital is composed of total stockholders' equity reduced by goodwill and other intangible assets. Total risk-based capital is comprised of the allowance for loan losses and any qualifying debt obligations. Regulators also have adopted minimum requirements of 4% of Tier 1 capital and 8% of risk-adjusted assets in total capital.

We are also subject to leverage capital requirements. This requirement compares capital (using the definition of Tier 1 capital) to balance sheet assets and is intended to supplement the risk-based capital ratio in measuring capital adequacy.

The guidelines set a minimum leverage ratio of 3% for depository institutions that are highly rated in terms of safety and soundness, and which are not experiencing or anticipating any significant growth. Other depository institutions are expected to maintain capital levels of at least 1% or 2% above the minimum. Our actual capital amounts, capital ratios, and leverage ratios at December 31, 2005, 2004, and 2003, are reflected in the table below.

Capital Ratios (dollars in thousands):

                                                              Bank Only                  Consolidated
                                                 --------------------------------    --------------------
                                                           At December 31,              At December 31,
                                                 --------------------------------    --------------------
                                                     2005        2004        2003        2005        2004
                                                     ----        ----        ----        ----        ----
Tier 1 capital
   Stockholders' equity                          $ 18,068    $ 13,918    $ 10,918    $ 15,232    $ 14,033
   Plus, qualifying trust preferred securities         --          --          --       3,000          --
   Less, unrealized gains on AFS sec                  384         105          52         384         105
   Less, intangible assets                             --          --          --          --          --
                                                 --------    --------    --------    --------    --------
                                                   18,452      14,023      10,970      18,616      14,138
Tier 2 capital
   Allowable portion of allowance
       loan losses                                  1,552       1,296       1,220       1,552       1,296
                                                 --------    --------    --------    --------    --------

Total risk-based capital                         $ 20,004    $ 15,319    $ 12,190    $ 20,168    $ 15,434
                                                 ========    ========    ========    ========    ========

Total risk-weighted assets                       $173,688    $146,830    $116,505    $173,831    $148,893
                                                 ========    ========    ========    ========    ========

   Tier 1 risk-based capital ratio                  10.62%       9.55%       9.42%      10.71%       9.50%
                                                 ========    ========    ========    ========    ========

   Total risk-based capital ratio                   11.52%      10.43%      10.46%      11.60%      10.37%
                                                 ========    ========    ========    ========    ========

Average total assets for
   leverage capital purposes                     $206,620    $174,830    $135,068    $206,610    $175,944
                                                 ========    ========    ========    ========    ========

   Tier 1 leverage ratio                             8.93%       8.02%       8.12%       9.01%       8.04%
                                                 ========    ========    ========    ========    ========

Note: At December 31, 2003, Atlantic's consolidated assets were less than $150 million and risk-based capital ratios were not reported.

Trust Preferred Securities. On September 15, 2005, Atlantic entered into a transaction commonly referred to as trust preferred securities. Subject to percentage limitations, the proceeds from the issuance of trust preferred securities are considered Tier 1 capital for regulatory purposes, which totaled $3.0 million (net of Atlantic's investment in the unconsolidated subsidiary). However, as a result of the issuance of FIN 46 and FIN 46R, the trust subsidiary is not consolidated in these financial statements and therefore the proceeds received by Atlantic from the trust subsidiary is reported as junior subordinated debentures. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by Atlantic, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009, and which, in any event, are not expected to affect the treatment of Atlantic's junior subordinated debentures as Tier 1 capital for regulatory purposes.

During 2005, 2004, and 2003, the Holding Company used a portion of the proceeds from the trust preferred securities and warrants exercised to provide additional capital to Oceanside totaling $2.8 million, $1.8 million, and $1.0 million, respectively. This amount has been eliminated in consolidation.

Capital Analysis:

                                                              For the Year Ended December 31,
                                                              -------------------------------
                                                         2005             2004              2003
                                                         ----             ----              ----
Average equity as a percentage of average assets         7.55%            8.41%             9.98%
Equity to total assets at end of year                    7.12             7.61              8.87
Return on average equity                                10.13             8.67              7.80
Return on average assets                                 0.76             0.73              0.78
Noninterest expenses to average assets                   2.75             3.06              3.28

Stockholders' equity is adjusted for the effect of unrealized appreciation or depreciation, net of tax, on securities classified as available-for-sale. As of December 31, 2005, stockholders' equity increased $1,199,000 from December 31, 2004, as a result of the net income of $1,478,000, and an increase of $279,000 in unrealized holding losses on available-for-sale securities. As of December 31, 2004, stockholders' equity increased $1,113,000 from December 31, 2003, as a result of the net income of $1,166,000 and an increase of $53,000 in unrealized holding losses on available-for-sale securities. The return on average equity for the years ended December 31, 2005, 2004, and 2003, totaled 10.13%, 8.67%, and 7.80%, respectively. The increase in return on average equity is attributable primarily to the increases in net income in 2005 and 2004.

                           RELATED PARTY TRANSACTIONS

We have entered into transactions with our directors, executive officers, significant stockholders, and their affiliates (insiders). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The following table summarizes the significant end of period insider transactions (dollars in millions):

                                                        2005             2004              2003
                                                        ----             ----              ----
Loans                                                 $  2.3           $  2.0            $  1.4
Unfunded loan commitments                             $  1.3           $  1.1            $  1.1
Deposits and customer repurchase agreements           $ 36.7           $ 22.0            $ 17.0

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

Our operations do not subject us to foreign currency exchange or commodity price risk. Also, we do not use interest rate swaps, caps, or other hedging transactions. Our overall sensitivity to interest rate risk is low due to our non-complex balance sheet. We have implemented several strategies to manage interest rate risk that include originating most residential mortgages for a third party lenders, increasing the volume of variable rate commercial loans, requiring interest rate calls on commercial loans, and maintaining a short repricing maturity for a significant portion of our investment portfolio.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For securities, loans, and deposits, the table presents principal cash flows and related weighted average interest rates by maturity dates or repricing frequency. We have no market risk sensitive instruments entered into for trading purposes.

Interest Rate Sensitivity at December 31, 2005 (dollars in thousands):

                                             Under       3 to 12                      Over
                                            3 Months      Months     1 - 5 Years    5 Years       Total
                                            --------     --------    -----------    --------     --------
Federal funds sold                          $  3,241     $     --      $     --     $     --     $  3,241
Interest-bearing deposits in other banks           4           --            --           --            4
Loans(1)                                      70,599       20,763        52,498        9,006      152,866
Securities(2)                                     34           69        17,372       20,815       38,290
                                            --------     --------      --------     --------     --------

Total rate-sensitive assets                 $ 73,878     $ 20,832      $ 69,870     $ 29,821     $194,401
                                            ========     ========      ========     ========     ========

Money market and NOW accounts(2)            $ 38,358     $     --      $     --     $  6,264     $ 44,622
Savings accounts (2)                              --           --            --        6,059        6,059
Certificates of deposit (2)                   20,760       28,726        22,620       12,011       84,117
                                            --------     --------      --------     --------     --------

Total rate-sensitive liabilities            $ 59,118     $ 28,726      $ 22,620     $ 24,334     $134,798
                                            ========     ========      ========     ========     ========

Gap (repricing differences)                 $ 14,760     $ (7,894)     $ 47,250     $  5,487     $ 59,603
                                            ========     ========      ========     ========     ========

Cumulative Gap                              $ 14,760     $  6,866      $ 54,116     $ 59,603
                                            ========     ========      ========     ========

Cumulative Gap/total assets                     6.90%        3.21%        25.30%       27.87%
                                            ========     ========      ========     ========

Total assets                                                                                     $213,880
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

            RECENT ACCOUNTING PRONOUNCEMENTS IMPACTING FUTURE PERIODS

Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46R for periods ending after December 15, 2003. FIN 46 and FIN 46R do not apply to securitization structures that are QSPEs as defined within SFAS No. 140. Atlantic adopted the provisions of FIN 46R in 2005 in connection with the trust preferred securities transaction on September 15, 2005. The Company's securitization structure, as of December 31, 2005, met QSPE standards, and therefore, was not affected by the adoption of FIN 46 or FIN 46R. Additionally, in August 2005, the FASB issued three proposed amendments to SFAS 140, which would amend the requirements for QSPE status. These amendments are not expected to have a material impact on financial condition, results of operations, or liquidity of Atlantic.

Meaning of Other Than Temporary Impairment. In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position
(FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-01. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. The adoption of the effective provisions of this EITF did not have a material impact on Atlantic's financial position, results of operations, or liquidity. Management is in the process of assessing the impact the delayed provisions will have on its financial position, results of operations, and liquidity, when adopted.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oceanside's earnings are dependent, to a large degree, on its net interest income, which is the difference between interest income earned on all interest-earning assets, primarily loans and securities, and interest paid on all interest-bearing liabilities, primarily deposits. Market risk is the risk of loss from adverse changes in market prices and interest rates. Oceanside's market risk arises primarily from inherent interest rate risk in its lending, investing, and deposit gathering activities. Oceanside seeks to reduce its exposure to market risk through actively monitoring and managing its interest rate risk. Management relies upon static "gap" analysis to determine the degree of mismatch in the maturity and repricing distribution of interest-earning assets and interest-bearing liabilities which quantifies, to a large extent, the degree of market risk inherent in Oceanside's balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific interest-earning assets and interest-bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 200 basis points below the current prevailing rates to 200 basis points above the current prevailing rates. Management makes certain assumptions as to the effect varying levels of interest rates have on certain interest-earning assets and interest-bearing liabilities, which assumptions consider both historical experience and consensus estimates of outside sources.

With respect to the primary interest-earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time prior to maturity. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing interest rates. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management's estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits are the primary funding source for interest-earning assets and the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income.

The following table illustrates the results of simulation analysis used by Oceanside to determine the extent to which market risk would affect net interest margin for the next twelve and twenty-four months if prevailing interest rates increased or decreased the specified amounts from current prevailing rates. As noted above, this model uses estimates and assumptions in both balance sheet growth and asset and liability account rate reactions to changes in prevailing interest rates. Because of the inherent use of these estimates and assumptions in the simulation model used to derive this market risk information, the actual results of the future impact of market risk on Oceanside's net interest margin may differ from that found in the table.

Change in Prevailing Interest Rates                2006            2007
-----------------------------------                ----            ----
     + 200 basis points                           0.14%            0.32%
       Prevailing rates                             --                --
     - 200 basis points                          (0.25%)          (0.49%)

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

ITEM 7. FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have audited the accompanying consolidated statements of financial condition of Atlantic BancGroup, Inc. and Subsidiary ("Atlantic") as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders' equity, for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of Atlantic's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic as of December 31, 2005 and 2004, and the results of its consolidated operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.


/s/  Stevens, Powell & Company, P.A.

STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
February 8, 2006

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           December 31,
                                                                     -------------------------
                                                                         2005          2004
                                                                     -----------   -----------
                                                           (Dollars in Thousands, Except Per Share Data)
                                     ASSETS
Cash and cash equivalents:
     Cash and due from banks                                         $    11,746   $    10,569
     Federal funds sold                                                    3,241         7,604
                                                                     -----------   -----------
         Total cash and cash equivalents                                  14,987        18,173

Securities available-for-sale                                              8,486         2,265
Securities pledged for customer repurchase agreements                     23,954        20,705
Securities held-to-maturity (fair value of $5,983 in 2005 and
    $6,118 in 2004)                                                        5,850         5,856
Stock in FHLB and correspondent banks, at cost                               676           593
Loans, net                                                               151,251       128,505
Facilities                                                                 4,154         4,155
Accrued interest receivable                                                  841           589
Deferred income taxes                                                        851           641
Investment in unconsolidated subsidiary                                       93            --
Cash surrender value of bank-owned life insurance                          2,453         2,363
Other assets                                                                 284           472
                                                                     -----------   -----------

         Total assets                                                $   213,880   $   184,317
                                                                     ===========   ===========

                                   LIABILITIES
Deposits:
     Noninterest-bearing demand deposits                             $    33,682   $    27,782
     Interest-bearing deposits                                             6,264        10,293
     Money market deposits                                                38,358        36,701
     Savings deposits                                                      6,059         6,626
     Time deposits, $100,000 and over                                     27,234        20,380
     Other time deposits                                                  56,883        44,570
                                                                     -----------   -----------
         Total deposits                                                  168,480       146,352

Other borrowings                                                          29,138        23,004
Accrued interest payable on deposits                                         160            97
Accounts payable and accrued liabilities                                     870           831
                                                                     -----------   -----------
         Total liabilities                                               198,648       170,284
                                                                     -----------   -----------

Commitments and contingencies                                                 --            --
                                                                     -----------   -----------

                              STOCKHOLDERS' EQUITY

Common stock, $0.01 par value, authorized 10,000,000 shares, issued
    and outstanding 1,247,516 shares in 2005 and 2004                         12            12
Additional paid-in capital                                                11,788        11,788
Retained earnings                                                          3,816         2,338
Accumulated other comprehensive income:
     Net unrealized holding losses on securities                            (384)         (105)
                                                                     -----------   -----------
         Total stockholders' equity                                       15,232        14,033
                                                                     -----------   -----------

         Total liabilities and stockholders' equity                  $   213,880   $   184,317
                                                                     ===========   ===========

Book value per common share                                          $     12.21   $     11.25
                                                                     ===========   ===========

Common shares outstanding                                              1,247,516     1,247,516
                                                                     ===========   ===========

          See accompanying notes to consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                              December 31,
                                                                       -------------------------
                                                                          2005          2004
                                                                       -----------   -----------
                                                             (Dollars in Thousands, Except Per Share Data)
INTEREST INCOME
     Interest and fees on loans                                        $     9,870   $     7,280
     Interest and dividends from investments and deposits                    1,297           884
     Interest on federal funds sold                                             94            77
                                                                       -----------   -----------
         Total interest income                                              11,261         8,241
                                                                       -----------   -----------

INTEREST EXPENSE
     Interest on deposits                                                    3,601         1,936
     Other                                                                     757           342
                                                                       -----------   -----------
         Total interest expense                                              4,358         2,278
                                                                       -----------   -----------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                         6,903         5,963

PROVISION FOR LOAN LOSSES                                                      334           362
                                                                       -----------   -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          6,569         5,601
                                                                       -----------   -----------

NONINTEREST INCOME
     Service charges on deposit accounts                                       528           560
     Mortgage banking                                                          114           106
     Gain on sale of SBA loans                                                  --            33
     Other income                                                              225           224
                                                                       -----------   -----------
         Total noninterest income                                              867           923
                                                                       -----------   -----------

NONINTEREST EXPENSES
     Salaries and employee benefits                                          2,610         2,365
     Expenses of bank premises and fixed assets                              1,023           903
     Other operating expenses                                                1,680         1,621
                                                                       -----------   -----------
         Total noninterest expenses                                          5,313         4,889
                                                                       -----------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                     2,123         1,635

PROVISION FOR INCOME TAXES                                                     645           469
                                                                       -----------   -----------

NET INCOME                                                                   1,478         1,166

OTHER COMPREHENSIVE INCOME
Unrealized holding losses on securities arising during period (net of
         income tax benefit of $168 in 2005 and $32 in 2004)                  (279)          (53)
                                                                       -----------   -----------

COMPREHENSIVE INCOME                                                   $     1,199   $     1,113
                                                                       ===========   ===========

AVERAGE COMMON SHARES OUTSTANDING
     Basic                                                               1,247,516     1,247,516
                                                                       ===========   ===========
     Fully diluted                                                       1,247,516     1,247,516
                                                                       ===========   ===========

EARNINGS PER SHARE
     Basic                                                                   $1.18         $0.93
                                                                             =====         =====
     Fully diluted                                                           $1.18         $0.93
                                                                             =====         =====

          See accompanying notes to consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            December 31,
                                                                        -------------------
                                                                          2005       2004
                                                                        --------   --------
                                                                       (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                         $  1,478   $  1,166
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
         Provision for loan losses                                           334        362
         Depreciation and amortization                                       351        344
         Net premium amortization and discount accretion                     139        231
         Deferred income taxes                                               136        (78)
         Policy income from indexed retirement plan                          (90)       (98)
         Pension expense from indexed retirement plan                        153        160
         Increase in other assets                                            (64)      (299)
         Increase (decrease) in other liabilities                           (229)       316
                                                                        --------   --------
                  Net cash provided by operating activities                2,208      2,104
                                                                        --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available-for-sale:
         Purchases                                                       (16,922)   (11,044)
         Principal repayments on mortgage-backed investment securities     6,872      6,841
     Securities held-to-maturity
         Purchases                                                            --     (1,962)
     Purchases of FHLB stock                                                 (83)      (261)
     Increase in loans                                                   (23,080)   (31,246)
     Proceeds from sale of foreclosed real estate                             --        641
     Purchase of bank-owned life insurance for indexed retirement plan        --       (950)
     Purchases of facilities                                                (350)      (320)
                                                                        --------   --------
                  Net cash used in investing activities                  (33,563)   (38,301)
                                                                        --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in deposits:
         Noninterest-bearing                                               5,900      2,308
         Interest-bearing                                                 16,228     30,666
     Junior subordinated debentures, net                                   3,000         --
     Proceeds from other borrowings                                        3,041      4,204
                                                                        --------   --------
                  Net cash provided by financing activities               28,169     37,178
                                                                        --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (3,186)       981

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            18,173     17,192
                                                                        --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 14,987   $ 18,173
                                                                        ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash received during the year for interest and dividends           $ 11,009   $  8,128
                                                                        ========   ========
     Cash paid during the year for interest                             $  4,295   $  2,247
                                                                        ========   ========
     Cash paid during the year for income taxes                         $    645   $    557
                                                                        ========   ========

NONCASH TRANSACTIONS

     Loans transferred to foreclosed real estate during the year        $     --   $    641
                                                                        ========   ========
     Increase in cash surrender value of bank-owned life insurance      $     90   $     98
                                                                        ========   ========
     Increase in deferred compensation arrangements                     $    153   $    160
                                                                        ========   ========
     Net change in unrealized holding losses on securities
        available-for-sale, net of income taxes                         $   (279)  $    (53)
                                                                        ========   ========

          See accompanying notes to consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       Net
                                                                                   Unrealized
                                         Common Stock      Additional             Holding Gains      Total
                                     --------------------    Paid-in   Retained    (Losses) on    Stockholders'
                                       Shares    Amount      Capital   Earnings     Securities       Equity
                                     ---------  ---------   ---------  ---------  -------------   -------------
                                                               (Dollars in Thousands)

Balance, December 31, 2003           1,247,516  $      12   $  11,788  $   1,172     $     (52)     $  12,920

Comprehensive income:
     Net income                             --         --          --      1,166
     Change in net unrealized
       holding losses on securities         --         --          --         --           (53)

       Total comprehensive income           --         --          --         --            --          1,113
                                     ---------  ---------   ---------  ---------     ---------      ---------

Balance, December 31, 2004           1,247,516         12      11,788      2,338          (105)        14,033

Comprehensive income:
     Net income                             --         --          --      1,478
     Change in net unrealized
       holding losses on securities         --         --          --         --          (279)

       Total comprehensive income           --         --          --         --            --          1,199
                                     ---------  ---------   ---------  ---------     ---------      ---------

Balance, December 31, 2005           1,247,516  $      12   $  11,788  $   3,816     $    (384)     $  15,232
                                     =========  =========   =========  =========     =========      =========

          See accompanying notes to consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES


General - Atlantic BancGroup, Inc. (the "Holding Company") is a bank holding company registered with the Federal Reserve and owns 100% of the outstanding stock of Oceanside Bank ("Oceanside"). Oceanside is a state-chartered commercial bank, which opened July 21, 1997. Oceanside's deposits are insured by the Federal Deposit Insurance Corporation. The Holding Company's primary business activities are the operations of Oceanside, and it operates in only one reportable industry segment: banking. Collectively, the entities are referred to as "Atlantic."

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Oceanside is required by law or regulation to maintain cash reserves with the Federal Reserve Bank. The reserve balances were approximately $803,000 and $808,000 at December 31, 2005 and 2004, respectively.

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

Equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in noninterest income. During 2005 and 2004, Atlantic did not engage in trading securities.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. As of December 31, 2005, no securities were determined to have other than a temporary decline in fair value below cost.

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

Loans Held-for-Sale - Residential loans held-for-sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements. Gains and losses resulting from sales of residential mortgage loans are recognized when Atlantic funds the loan and has a commitment from the purchaser. Atlantic had no significant loans held-for-sale as of December 31, 2005 or 2004. Loans originated for sale in 2005 and 2004 totaled $12.7 million and $9.1 million, respectively. The income from mortgage banking operations totaled $114,000 and $106,000 for 2005 and 2004, respectively.

There were no sales of SBA loans in 2005. Oceanside recognized a gain in the amount of $33,000 on the sale of an SBA loan in 2004. No loan servicing was retained in this transaction. Oceanside does not classify SBA loans (or the SBA-guaranteed portion) as held-for-sale, as the intent is to generally hold SBA loans to maturity in Oceanside's held-for-investment portfolio.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

Allowance for Loan Losses and Impaired Loans - The allowance for loan losses is established as probable losses are estimated through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

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

During 2004, Oceanside took a deed in lieu of foreclosure on a residential real estate property (referred to as OREO) that was essentially cross-collateralized with a commercial lending relationship. This OREO was sold for $675,000 in December 2004; and after net expenses on the sale of the OREO, no gain or loss was recognized on the recorded investment of $641,000. At that time, Oceanside was able to measure the loss on the cross-collateralized commercial lending relationship and loan charge-offs totaling $275,000 were recorded along with a corresponding increase in the provision for loan losses in the fourth quarter of 2004.

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

Income Taxes - Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement purposes and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets that are not likely to be realized.

Computation of Per Share Earnings - Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the years ended December 31, 2005 and 2004. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. Atlantic has no dilutive potential shares outstanding for 2005 or 2004. For purposes of computing diluted EPS, the treasury stock method is used. The following information was used in the computation of EPS on both a basic and diluted basis for the years ended December 31, 2005 and 2004 (dollars in thousands except per share data):

                                                                        For the Year Ended December 31,
                                                                            2005                2004
                                                                            ----                ----
     Basic EPS computation:
         Numerator - Net income                                            $1,478             $1,166
                                                                           ======             ======
         Denominator - Weighted average shares outstanding (rounded)        1,248              1,248
                                                                           ======             ======
         Basic EPS                                                         $ 1.18             $ 0.93
                                                                           ======             ======

     Diluted EPS computation:
         Numerator - Net income                                            $1,478             $1,166
                                                                           ======             ======
         Denominator - Weighted average shares outstanding (rounded)        1,248              1,248
                                                                           ======             ======
         Diluted EPS                                                       $ 1.18             $ 0.93
                                                                           ======             ======

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Advertising and Business Development - Atlantic expenses advertising and business development costs as incurred. Advertising and business development costs for 2005 and 2004 as included in other operating expenses were $75,000 and $81,000, respectively.

Reclassification of Accounts - Certain items in the financial statements for 2004 have been reclassified to conform to the classifications used for the current year.

Recent Accounting Pronouncements - Consolidation of Variable Interest Entities. In January 2003, the Financial Accounting Standards Board ("FASB") completed its re-deliberations of the project related to the consolidation of variable interest entities which culminated with the issuance of FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 states that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in the consolidated financial statements of the business enterprise. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. FIN 46 also requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or a combination of interests that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 originally applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, in December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which revised FIN 46 and required the adoption of FIN 46 or FIN 46R for periods ending after December 15, 2003. FIN 46 and FIN 46R do not apply to securitization structures that are QSPEs as defined within SFAS No. 140. Atlantic adopted the provisions of FIN 46R in 2005 in connection with the trust preferred securities transaction on September 15, 2005. The Company's securitization structure, as of December 31, 2005, met QSPE standards, and therefore, was not affected by the adoption of FIN 46 or FIN 46R. Additionally, in August 2005, the FASB issued three proposed amendments to SFAS 140, which would amend the requirements for QSPE status. These amendments are not expected to have a material impact on financial condition, results of operations, or liquidity of Atlantic.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan's yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance was effective for loans acquired in fiscal years beginning after December 15, 2004, and the adoption of SOP 03-3 did not have a material impact on financial condition, results of operations, or liquidity of Atlantic.

Meaning of Other Than Temporary Impairment. In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

(FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-01. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. The adoption of the effective provisions of this EITF did not have a material impact on Atlantic's financial position, results of operations, or liquidity. Management is in the process of assessing the impact the delayed provisions will have on its financial position, results of operations, and liquidity, when adopted.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities at December 31, 2005 and 2004, follow (dollars in thousands):

                                             December 31, 2005                               December 31, 2004
                               ----------------------------------------------  ----------------------------------------------
                                             Gross        Gross                              Gross       Gross
                               Amortized   Unrealized  Unrealized     Fair     Amortized  Unrealized   Unrealized     Fair
                                  Cost       Gains       Losses      Value        Cost       Gains       Losses      Value
                                  ----       -----       ------      -----        ----       -----       ------      -----
Available-for-sale
   Mortgage-backed securities  $   33,056  $       29  $      645  $   32,440  $   23,139  $      127  $      296  $   22,970
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Held-to-maturity
   State, county and
     municipal bonds                5,850         193          60       5,983       5,856         288          26       6,118
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total investment securities    $ 38,906 $         222  $      705  $   38,423  $   28,995  $      415  $      322  $   29,088
                               ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

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

The unrealized losses on investment securities available for sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Atlantic has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Temporary decreases in fair value of securities available-for-sale at December 31, 2005, of $384,000 (net of deferred income taxes of $232,000) are regarded as an adjustment to stockholders' equity. The estimated fair value of securities is determined on the basis of market quotations.

At December 31, 2005, securities with an amortized cost of $879,000 and fair value of $940,000 were pledged to secure deposits of public funds from the state of Florida and treasury tax and loan deposits with the Federal Reserve.

At December 31, 2005, securities were sold under an agreement to repurchase with a fair value of $24.0 million, which effectively collateralizes overnight customer repurchase agreements totaling $23.7 million (see Note 6). There were no securities of a single issuer (which were non-governmental or non-government sponsored) that exceeded 10% of stockholders' equity at December 31, 2005.

The cost and estimated fair value of debt and equity securities at December 31, 2005, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

                                 Securities Available-for-Sale        Securities Held-to-Maturity
                                 -----------------------------        ---------------------------
                                    Amortized          Fair            Amortized          Fair
                                      Cost             Value             Cost             Value
                                      ----             -----             ----             -----
     Due in one to five years       $ 8,453          $ 8,191           $    --           $    --
     Due in five to ten years        11,268           11,152               626               655
     Due in ten years or more        13,335           13,097             5,224             5,328
                                    -------          -------           -------           -------
                                    $33,056          $32,440           $ 5,850           $ 5,983
                                    =======          =======           =======           =======

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 3 - LOANS

The loan portfolio is composed of the following (dollars in thousands):

                                                       2005          2004
                                                       ----          ----

      Real estate loans                           $ 135,565     $ 109,911
      Commercial loans                               11,901        13,817
      Consumer and other loans                        5,400         6,147
                                                  ---------     ---------
          Total loan portfolio                      152,866       129,875
      Less, deferred fees                               (63)          (74)
      Less, allowance for loan losses                (1,552)       (1,296)
                                                  ---------     ---------
               Loans, net                         $ 151,251     $ 128,505
                                                  =========     =========

At December 31, 2005 and 2004, fixed-rate loans (excluding nonaccrual loans) with maturities over one year totaled approximately $29.0 million and $17.5 million, respectively.

The following is a summary of the transactions in the allowance for loan losses (dollars in thousands):

                                                          2005       2004
                                                          ----       ----

      Balance, beginning of period                     $ 1,296    $ 1,220
      Provisions charged to operating expenses             334        362
      Loans charged-off                                    (86)      (294)
      Recoveries                                             8          8
                                                       -------    -------
      Balance, end of period                           $ 1,552    $ 1,296
                                                       =======    =======

Interest income recognized or received on impaired loans for 2005 and 2004 was not material. At December 31, 2005 and 2004, impaired loans, all collateral dependent, were as follows (dollars in thousands):

                                                                              2005    2004
                                                                              ----    ----
      Average balance during year                                            $ 195   $ 158
                                                                             =====   =====

      Total impaired loans (excluding SBA-guaranteed portion of loan)        $ 202   $  13
      Total related allowance for loan losses                                 (202)    (13)
                                                                             -----   -----
      Amount of impaired loans without a specific allowance for loan losses  $  --   $  --
                                                                             =====   =====

Nonaccrual and past due loans at December 31, 2005 and 2004, were as follows (dollars in thousands):

                                                                                 2005  2004
                                                                                 ----  ----
      Nonaccrual loans
         Impaired loans (excluding SBA-guaranteed portion of loans)              $202  $ 13
         SBA-guaranteed portion of loans (past due but not considered impaired)    --    77
      Past due ninety days or more, but still accruing                             --    --
                                                                                 ----  ----
                                                                                 $202  $ 90
                                                                                 ====  ====

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 4 - FACILITIES

Facilities. A summary follows (dollars in thousands):

                                                                  Accumulated                         Estimated
                                                               Depreciation and        Net Book        Useful
                                                        Cost      Amortization           Value          Lives
                                                        ----      ------------           -----          -----
December 31, 2005:
     Land and land improvements                       $   750       $     --            $   750
     Bank building and improvements                     3,400            519              2,881       5 - 40 years
     Furniture, fixtures, and equipment                 1,919          1,396                523       3 - 10 years
                                                      -------       --------            -------
                                                      $ 6,069       $  1,915            $ 4,154
                                                      =======       ========            =======

December 31, 2004:
     Land and land improvements                       $   750       $     --            $   750
     Bank building and improvements                     3,262            421              2,841       5 - 40 years
     Furniture, fixtures, and equipment                 1,707          1,143                564       3 - 10 years
                                                      -------       --------            -------
                                                      $ 5,719       $  1,564            $ 4,155
                                                      =======       ========            =======

Depreciation and amortization of facilities totaled $351,000 and $344,000 in 2005 and 2004, respectively.

Operating Leases. Atlantic leases property for a branch location and its operations center at 13799 Beach Boulevard, Jacksonville, Florida, under a noncancelable operating lease dated September 27, 2000, that expires in 2011, subject to two five-year renewal options. On August 22, 2002, Atlantic entered into a 20-year noncancelable operating lease agreement for a new branch at the corner of Kernan Boulevard South and Atlantic Boulevard, Jacksonville, Florida. Lease payments commenced in September 2003, and the branch opened December 15, 2003. All other operating leases, consisting principally of computer and other equipment, are not material.

Total rent expense for 2005 and 2004 was $336,000 and $294,000, respectively. The future annual rental payments for the branch leases (including renewal options and inflation adjustments) are due as follows: $270,000 for 2006, $299,000 for 2007 - 2010, $160,000 for 2011, $96,000 for 2012 - 2022, and
$69,000 in 2023.

NOTE 5 - TIME DEPOSITS

Time deposits at December 31, 2005 and 2004, totaled $84,117,000 and $64,950,000, respectively. The scheduled maturities (or the next repricing date) of time deposits were as follows (dollars in thousands):

                                                    December 31, 2005                  December 31, 2004
                                              ------------------------------      ------------------------------
                                              Time, $100,000      Other Time      Time, $100,000     Other Time
                                                  And Over         Deposits          And Over          Deposits
                                                  --------         --------          --------          --------
     Three months or less                          $ 7,929          $12,831           $ 6,603          $16,757
     Over three through twelve months               10,142           18,584             6,672           11,193
     Over twelve months through three years          3,750           18,870             4,885           11,502
     Over three years                                5,413            6,598             2,220            5,118
                                                   -------          -------           -------          -------
                                                   $27,234          $56,883           $20,380          $44,570
                                                   =======          =======           =======          =======

Time deposits of less than $100,000 with a remaining maturity of one year or less totaled $31,415,000 at December 31, 2005. Time deposits of $100,000 or more with a remaining maturity of one year or less totaled $18,071,000 at December 31, 2005.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 5 - TIME DEPOSITS (Continued)

Interest expense on certificates of deposit of $100,000 or more totaled $845,000 and $567,000 for 2005 and 2004, respectively. Interest expense on other time deposits totaled $1,831,000 and $858,000 for 2005 and 2004, respectively.

Oceanside did not accept brokered deposits during 2005 and 2004.

NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

                                                           December 31,
                                                         2005         2004
                                                         ----         ----

      Customer repurchase agreements                  $23,745      $20,704
      FHLB of Atlanta advances                          2,300        2,300
      Junior subordinated debentures                    3,093           --
                                                      -------      -------
                                                      $29,138      $23,004
                                                      =======      =======

Customer Repurchase Agreements. Atlantic has sold securities under an agreement to repurchase with a par value of $23,954,000 and a fair value of $24,021,000, which effectively collateralizes overnight borrowings totaling $23,745,000. The interest rate is based on the then current federal fund rate less 0.25%. The interest rate on this overnight borrowing was 4.00% at December 31, 2005. The average balance of customer repurchase agreements for 2005 and 2004 were $18,254,000 and $11,986,000, respectively, at a weighted average interest rate of 2.96% and 1.64%, respectively. Interest of $541,000 and $196,000 was recorded in 2005 and 2004, respectively.

FHLB of Atlanta Advances. Atlantic has obtained an advance from FHLB of $2,300,000 collateralized by Atlantic's FHLB capital stock in the amount of $472,000 and a blanket lien on eligible wholly-owned residential (1-4 units) first mortgage loans totaling approximately $5.8 million. This advance matures on November 17, 2010, and has a fixed interest rate at 4.45%. Interest of $136,000 and $139,000 was recorded in 2005 and 2004, respectively.

Junior Subordinated Debentures. On September 15, 2005, Atlantic participated in a pooled offering of trust preferred securities. Atlantic formed Atlantic BancGroup Statutory Trust I (the "Trust"), a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust used the proceeds from the issuance of $3,000,000 in trust preferred securities to acquire fixed/floating rate junior subordinated deferrable interest debentures of Atlantic in the amount of $3,093,000. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate of 5.886% equal to the interest rate on the debt securities, both payable quarterly for five years. Beginning September 15, 2010, the quarterly rates vary based on the three month LIBOR plus 150 basis points. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by Atlantic or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. Atlantic has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder, if any, as Tier 2 capital for federal regulatory purposes (see Note
15). There are no required principal payments on the junior subordinated debentures over the next five years.

Under new accounting guidance, FASB Interpretation Nos. 46 and 46R, the Trust is not consolidated with Atlantic. Accordingly, Atlantic does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the junior subordinated debentures issued by Atlantic and held by the Trust.

At December 31, 2005, Atlantic's investment in the statutory trust of $93,000 has been included in Other Assets in the Condensed Consolidated Statements of Financial Condition as an investment in an unconsolidated subsidiary.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 6 - OTHER BORROWINGS (Continued)

Other Short-term Borrowings. Atlantic purchases federal funds for liquidity needs during the year. At December 31, 2005 and 2004, no federal fund purchases existed. The average federal funds purchased during 2005 and 2004, were $863,000 and $322,000, respectively, at a weighted average interest rate of 3.24% and 2.17%, respectively. Interest of $28,000 and $7,000 was recorded in 2005 and 2004, respectively.

NOTE 7 - INCOME TAXES

The provision for income taxes on income is summarized as follows (dollars in thousands):

                                                      Year Ended December 31,
                                                          2005       2004
                                                          ----       ----
      Current:
          Federal                                        $ 434      $ 467
          State                                             75         80
                                                         -----      -----
                                                           509        547
                                                         -----      -----
      Deferred:
          Federal                                          116        (67)
          State                                             20        (11)
                                                         -----      -----
                                                           136        (78)
                                                         -----      -----
               Total income tax provision                $ 645      $ 469
                                                         =====      =====

A reconciliation of the income tax provision computed at the federal statutory rate of 34% and the income tax provision shown on the statement of operations, follows (dollars in thousands):

                                                 2005                2004
                                                 ----                ----
                                                      % of               % of
                                            Amount   Pretax    Amount   Pretax
                                            ------   ------    ------   ------

      Tax computed at statutory rate        $  722     34.0%   $  556     34.0%
      Increase (decrease) resulting from:
          Nontaxable interest income, net      (99)    (4.6)      (75)    (4.6)
          Other                                 22      1.0       (12)    (0.7)
                                            ------   ------    ------   ------
               Income tax provision         $  645     30.4%   $  469     28.7%
                                            ======   ======    ======   ======

The components of the net deferred income tax assets are as follows (dollars in thousands):

                                                           December 31,
                                                         2005        2004
                                                        -----        ----
      Deferred tax asset:
          Federal                                     $   880       $ 608
          State                                           151         104
                                                      -------       -----
                                                        1,031         712
                                                      -------       -----
      Deferred tax liability:
          Federal                                        (154)        (61)
          State                                           (26)        (10)
                                                      -------       -----
                                                         (180)        (71)
                                                      -------       -----
               Net deferred tax asset                 $   851       $ 641
                                                      =======       =====

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 7 - INCOME TAXES (Continued)

The tax effects of each type of significant item that gave rise to deferred taxes are (dollars in thousands):

                                                            December 31,
                                                           2005      2004
                                                           ----      ----

      Allowance for loan losses                           $ 527     $ 442
      Indexed retirement plans                              242       185
      Net unrealized holding losses on securities           232        63
      Depreciation                                         (180)     (220)
      Other, net                                             30       171
                                                          -----     -----
               Net deferred tax asset                     $ 851     $ 641
                                                          =====     =====

Income taxes of $168,000 for 2005 and $32,000 for 2004 have been netted in the caption "Unrealized holding losses on securities arising during period" found in the Consolidated Statements of Operations and Comprehensive Income.

NOTE 8 - EMPLOYEE BENEFITS AND INDEXED RETIREMENT PLANS

SIMPLE Plan. Atlantic sponsors a SIMPLE Plan that covers substantially all employees. Atlantic matches each participant's contribution, subject to a maximum of 3% of the participant's salary. The SIMPLE Plan is a prototype plan and has been approved by the Internal Revenue Service. The amount included in salaries and employee benefits as pension expense totaled $53,000 and $47,000 for 2005 and 2004, respectively.

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
                                                                  December 31,
                                                                  2005    2004
                                                                  ----    ----

    Policy income included in other income                       $ 103   $  98
    Pension expense included in other operating expenses          (155)   (160)
    Life insurance expense included in other operating expenses    (13)    (11)
    Deferred income tax benefit                                     58      63
                                                                 -----   -----
        Net after income tax benefit                             $  (7)  $ (10)
                                                                 =====   =====

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Credit-Related Financial Instruments. Atlantic is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Atlantic's exposure to credit loss is represented by the contractual amount of these commitments. Atlantic follows the same credit policies in making commitments as it does for on-balance sheet instruments.

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

Commercial and standby letters-of-credit are conditional commitments issued by Atlantic to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Of the letters of credit, approximately $1,514,000 of the $1,714,000 issued and outstanding at December 31, 2005 have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. Atlantic generally holds collateral supporting those commitments if deemed necessary.

At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk for Atlantic (dollars in thousands):

                                                                          December 31,
                                                                          2005     2004
                                                                          ----     ----
      Commitments to extend credit (including unused lines of credit)  $28,034  $17,277
      Standby letters of credit                                        $ 1,714  $ 1,772

Derivative Loan Commitments. At December 31, 2005, Atlantic did not have any material amounts of commitments to originate residential mortgage loans that will be sold to investors at a specified time in the future.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

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

Change of Control Agreements. Atlantic has entered into agreements with its three executive officers that would provide certain benefits in the event of (i) a change of control (as defined in the agreement) and, within three years of the change in control, (ii) the executive officer is terminated (without cause) or resigns. The change of control benefits include cash payments equal to 2.99 times the executive officer's base annual compensation (as defined in the agreement) and continuation of health benefits for six months.

Other. At December 31, 2005, Atlantic had $10.8 million of available lines of credit from other banks for the purchase of overnight federal funds.

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

The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers. Atlantic, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of its legal lending limit. As a state-chartered bank, Oceanside's 15% legal lending limit was approximately $2.7 million at December 31, 2005 ($4.5 million for loans qualifying for the 25% limit). Atlantic does not have any significant concentrations to any one industry or customer.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

A summary of activity for 2005 and 2004 for such loans follows (dollars in thousands):

                                                       2005          2004
                                                       ----          ----

      Beginning of year balance                     $ 1,964       $ 1,431
      Additions                                       1,501         3,715
      Reductions                                     (1,142)       (3,182)
                                                    -------       -------
      End of year balance                           $ 2,323       $ 1,964
                                                    =======       =======

Unfunded commitments to the same parties totaled $1,257,000 at December 31, 2005. At December 31, 2005 and 2004, deposits and customer repurchase agreements with insiders totaled approximately $36.7 million and $22.0 million, respectively.

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

Dividends. The ability of Atlantic to pay dividends to stockholders depends primarily on dividends received by Atlantic from its subsidiary, Oceanside. Oceanside's ability to pay dividends is limited by federal and state banking regulations based upon Oceanside's profitability and other factors. State banking statutes further require (i) prior approval, (ii) that at least 20% of the prior year's earnings be transferred to additional paid-in capital (surplus) annually until surplus equals or exceeds Oceanside's common stock, and (iii) that certain minimum capital levels are maintained. At December 31, 2005, retained earnings of approximately $2,636,000 were available to pay cash dividends to the holding company only (Atlantic) in order to maintain Oceanside's current regulatory capital classification. Atlantic's dividend policy is to retain accumulated earnings to support its growth.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses follow (dollars in thousands):

                                                           2005       2004
                                                           ----       ----

      Processing and settlement fees                     $  509     $  420
      Professional, legal, and audit fees                   250        230
      Pension expense                                       155        160
      Stationery, printing, and supplies                    127        107
      Postage, freight, and courier                          88         95
      Director fees                                          99         90
      Telephone                                              80         85
      Advertising and business development                   75         81
      Regulatory assessments                                 60         70
      Insurance (excluding group insurance)                  72         68
      Dues and subscriptions                                 55         50
      Other miscellaneous expenses                          110        165
                                                         ------     ------
                                                         $1,680     $1,621
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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of Atlantic's financial instruments at December 31, 2005, follow (dollars in thousands):

                                                       Carrying      Fair
                                                        Amount      Value
                                                        ------      -----
      Financial Assets
          Cash and deposits in other banks             $ 14,987   $ 14,987
          Investment securities                          38,290     38,423
          Stock in FHLB and correspondent bank              676        676
          Loans, net                                    151,251    149,789
                                                       --------   --------
               Total assets valued                     $205,204   $203,875
                                                       ========   ========

      Financial Liabilities
          Deposits                                     $168,480   $160,683
          Other borrowings                               29,138     28,961
                                                       --------   --------
               Total liabilities valued                $197,618   $189,644
                                                       ========   ========

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that, were Atlantic to have disposed of such items at December 31, 2005, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2005, should not necessarily be considered to apply at subsequent dates.

NOTE 15 - REGULATORY CAPITAL MATTERS

The Federal Reserve Board and other bank regulatory agencies have adopted risk-based capital guidelines for banks and bank holding companies with consolidated assets over $150 million. The main objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of banking organizations and to take into account the different risks among banking organizations' assets, liabilities, and off-balance sheet items. Bank regulatory agencies have supplemented the risk-based capital standard with a leverage ratio for Tier 1 capital to total reported assets.

Failure to meet the capital adequacy guidelines and the framework for prompt corrective actions could initiate actions by the regulatory agencies, which could have a material effect on the consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 15 - REGULATORY CAPITAL MATTERS (Continued)

As of December 31, 2005, the most recent notification from the FDIC, Oceanside was categorized as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, it will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events, since the most recent notification, that management believes have changed the prompt corrective action category.

                                                                                                  To Be Well-
                                                                                                  Capitalized
                                                                                                 Under Prompt
                                                                           For Capital         Corrective Action
                                                          Actual        Adequacy Purposes         Provisions
                                                    Amount      Ratio   > Amount   > Ratio   > Amount    > Ratio
                                                   --------   --------  - ------   - -----   - ------    - ------
                                                                       (dollars in thousands)
As of December 31, 2005:
------------------------
  Total capital to risk-weighted assets:
     Atlantic                                      $ 20,168     11.60%  $ 13,906      8.00%       N/A       N/A
     Oceanside                                     $ 20,004     11.52%  $ 13,895      8.00%  $ 17,369     10.00%

  Tier 1 capital to risk-weighted assets:
     Atlantic                                      $ 18,616     10.71%  $  6,953      4.00%       N/A       N/A
     Oceanside                                     $ 18,452     10.62%  $  6,948      4.00%  $ 10,421      6.00%

  Tier 1 capital to average assets:
     Atlantic                                      $ 18,616      9.01%  $  8,264      4.00%       N/A       N/A
     Oceanside                                     $ 18,452      8.93%  $  8,265      4.00%  $ 10,331      5.00%

As of December 31, 2004:
------------------------
  Total capital to risk-weighted assets:
     Atlantic                                      $ 15,434     10.37%  $ 11,911      8.00%       N/A       N/A
     Oceanside                                     $ 15,319     10.43%  $ 11,746      8.00%  $ 14,683     10.00%

  Tier 1 capital to risk-weighted assets:
     Atlantic                                      $ 14,138      9.50%  $  5,956      4.00%       N/A       N/A
     Oceanside                                     $ 14,023      9.55%  $  5,873      4.00%  $  8,810      6.00%

  Tier 1 capital to average assets:
     Atlantic                                      $ 14,138      8.04%  $  7,038      4.00%       N/A       N/A
     Oceanside                                     $ 14,023      8.02%  $  6,993      4.00%  $  8,742      5.00%

Trust Preferred Securities. On September 15, 2005, Atlantic entered into a transaction commonly referred to as trust preferred securities. Subject to percentage limitations, the proceeds from the issuance of trust preferred securities are considered Tier 1 capital for regulatory purposes, which totaled $3.0 million (net of Atlantic's investment in the unconsolidated subsidiary). However, as a result of the issuance of FIN 46 and FIN 46R, the trust subsidiary is not consolidated in these financial statements and therefore the proceeds received by Atlantic from the trust subsidiary is reported as junior subordinated debentures. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by Atlantic, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009, and which, in any event, are not expected to affect the treatment of Atlantic's junior subordinated debentures as Tier 1 capital for regulatory purposes.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 16 - PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for Atlantic BancGroup, Inc. (parent only):

Condensed Balance Sheets as of December 31:                      2005       2004
                                                                 ----       ----
                                                            (Dollars In Thousands)
Assets
     Cash and cash equivalents                               $    186   $     37
     Investment in and advances to subsidiary bank             18,069     13,918
     Other assets                                                 127        101
                                                             --------   --------
     Total                                                   $ 18,382   $ 14,056
                                                             ========   ========

Liabilities and Stockholders' Equity
     Liabilities                                             $  3,149   $     23
     Stockholders' equity                                      15,233     14,033
                                                             --------   --------
     Total                                                   $ 18,382   $ 14,056
                                                             ========   ========

Condensed Statements of Operations and Stockholders' Equity
Years Ended December 31:                                         2005       2004
                                                                 ----       ----
                                                           (Dollars In Thousands)

Equity in net income of subsidiary bank                      $  1,590   $  1,253
Other income                                                        1         13
Other expenses (net of income tax benefit)                       (113)      (100)
                                                             --------   --------
Net income                                                      1,478      1,166
Stockholders' Equity:
     Beginning of  year                                        14,033     12,920
     Net change in unrealized holding losses on securities
        in subsidiary bank and rounding                          (278)       (53)
                                                             --------   --------
     End of year                                             $ 15,233   $ 14,033
                                                             ========   ========

Condensed Statements of Cash Flows
Years Ended December 31:                                         2005       2004
                                                                 ----      -----
                                                           (Dollars In Thousands)
Operating Activities
Net income                                                   $  1,478   $  1,166
Adjustment to reconcile net income to net cash
   provided by operating activities:
     Equity in undistributed earnings of subsidiary bank       (1,590)    (1,253)
     Other                                                        101        (23)
                                                             --------   --------
Net Cash Used In Operating Activities                             (11)      (110)
                                                             --------   --------

Investing Activities
     Capital contributions to subsidiary bank                  (2,840)    (1,800)
                                                             --------   --------
Net Cash Used In Investing Activities                          (2,840)    (1,800)
                                                             --------   --------

Financing Activities
     Issuance of Trust Preferred Securities                     3,000         --
                                                             --------   --------
Net Cash Provided In Financing Activities                       3,000         --
                                                             --------   --------

Increase (Decrease) in Cash and Cash Equivalents                  149     (1,910)
Cash and Cash Equivalents:
     Beginning of year                                             37      1,947
                                                             --------   --------
     End of year                                             $    186   $     37
                                                             ========   ========

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following represents the quarterly unaudited results of operations for the years ended December 31, 2005 and 2004 (dollars in thousands, except for per share data):

                                                         2005
                                        --------------------------------------
                                        First  Second   Third  Fourth    Total
                                        -----  ------   -----  ------    -----
Total interest income                  $2,410  $2,649  $3,061  $3,141  $11,261
Total interest expense                    812     988   1,234   1,324    4,358
Provision for loan losses                  30     143     139      22      334
Net interest income after
   provisions for loan losses           1,568   1,518   1,688   1,795    6,569
Noninterest income                        205     216     223     223      867
Noninterest expense                     1,360   1,261   1,322   1,370    5,313
Provision for income taxes                133     125     181     206      645
Net income                             $  280  $  348  $  408  $  442  $ 1,478
Basic and dilutive earnings per share  $ 0.22  $ 0.28  $ 0.33  $ 0.35  $  1.18

                                                        2004
                                        --------------------------------------
                                        First  Second   Third  Fourth    Total
                                        -----  ------   -----  ------    -----
Total interest income                  $1,830  $1,973  $2,082  $2,356  $ 8,241
Total interest expense                    449     514     578     737    2,278
Provision for loan losses                  95      40      --     227      362
Net interest income after
   provisions for loan losses           1,286   1,419   1,504   1,392    5,601
Noninterest income                        197     216     301     209      923
Noninterest expense                     1,210   1,197   1,250   1,232    4,889
Provision for income taxes                 79     128     173      89      469
Net income                             $  194  $  310  $  382  $  280  $ 1,166
Basic and dilutive earnings per share  $ 0.16  $ 0.24  $ 0.31  $ 0.22  $  0.93

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Neither Atlantic nor Oceanside has had any disagreements with its Accountants.

ITEM 8A. CONTROLS AND PROCEDURES.

Background of Internal Controls and Internal Audits. Oceanside is the sole financial subsidiary of Atlantic. Oceanside has in place extensive policies and operating procedures for loans, operations, accounting and compliance. All audits, whether internal or external are reported directly to the joint Audit Committee of Oceanside and Atlantic, and the minutes of the Audit Committee meetings are subsequently reported to the Boards of Directors of Oceanside and Atlantic.

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

ITEM 8B. OTHER INFORMATION.

The Company did not fail to file any Form 8-K to disclose any information required to be disclosed therein during the fourth quarter of 2005.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information contained under the section captioned "Election of Directors" beginning on page 6 of Atlantic's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2006, is incorporated herein by reference.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information contained under the section captioned "Section 16(a) Beneficial Ownership Compliance" at page 11 of Atlantic's definitive Proxy Statement is incorporated herein by reference.

                                 CODE OF ETHICS

In 2003, Atlantic adopted a Code of Ethics policy that applies to its principal executive and financial officers (Incorporated by reference to Exhibit 14 to Atlantic's Form 10-KSB for year ended December 31, 2003).

                                FINANCIAL EXPERT

Atlantic has at least one audit committee financial expert. The information contained in the section captioned "Report of the Audit Committee" at page 3 in Atlantic's definitive Proxy Statement is incorporated herein by reference.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in the section captioned "Beneficial Stock Ownership of Directors and Executive Officers" at page 7 under "Election of Directors" in the definitive Proxy Statement, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained in the section captioned "Certain Relationships and Related Transactions" at page 9 in the definitive Proxy Statement is incorporated herein by reference.

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

            11 The computation of per share earnings is shown in the consolidated financial statements of Atlantic BancGroup, Inc. and Subsidiary for December 31, 2005 and 2004, contained in
                  Item 7, on Page 45 of the Notes to Consolidated Financial Statements

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

            31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer

            31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer

            32.1 Section 1350 of Chapter 63 of Title 18 of the U.S.C. for Chief Executive Officer

            32.2 Section 1350 of Chapter 63 of Title 18 of the U.S.C. for Chief Financial Officer

      (b)   Reports on Form 8-K

            A Form 8-K was filed by the Company on November 4, 2005, which reported a press release announcing the financial results for the quarter ended September 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained in the section captioned "Ratification of the Appointment of the Independent Auditor for the Fiscal Year Ending December 31, 2005," at page 10 in the definitive Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville Beach, State of Florida, on the 16th of March, 2006.

                                      ATLANTIC BANCGROUP, INC.


                                      /s/  Barry W. Chandler
                                      -------------------------------------
                                      Barry W. Chandler
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 16th of March, 2006

Signature                                              Title
---------                                              -----

 /s/   Donald F. Glisson, Jr.         Chairman of the Board
----------------------------------
       Donald F. Glisson, Jr.

 /s/   Barry W. Chandler               President and Chief Executive Officer
----------------------------------
       Barry W. Chandler

 /s/   David L. Young                  Executive Vice President, Chief Financial
----------------------------------     Officer, and Corporate Secretary
       David L. Young

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

 /s/   Robin H. Scheiderman            Director
----------------------------------
       Robin H. Scheiderman

 /s/   G. Keith Watson                 Director
----------------------------------
       G. Keith Watson

 /s/   Conrad L. Williams              Director
----------------------------------
       Conrad L. Williams

 /s/   Dennis M. Wolfson               Director
----------------------------------
       Dennis M. Wolfson

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                                   Form 10-KSB
                     For Fiscal Year Ended December 31, 2005

                                  EXHIBIT INDEX
                                  -------------

Exhibit
   No.                                  Exhibit
-------      --------------------------------------------------------------
21.1         Subsidiary of the Registrant

31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 Section 1350 of Chapter 63 of Title 18 of the U.S.C. for Chief Executive Officer

32.2 Section 1350 of Chapter 63 of Title 18 of the U.S.C. for Chief Financial Officer