Form 10QSB
period 2006-03-31
ATLANTIC BANCGROUP INC
filed 2006-05-15
CIK 1087790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .

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

                              1315 S. Third Street
                        Jacksonville Beach, Florida 32250
                        ---------------------------------
                    (Address of Principal Executive Offices)


                         ------------------------------

                                 (904) 247-9494
                                 --------------
                           (Issuer's telephone number)

                         ------------------------------


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Class                                       Outstanding as of May 10, 2006
---------------                                  ------------------------------
Common Stock                                     Common Stock - 1,247,516
  Par Value $0.01 per share


Transitional Small Business Format (check one):  YES [   ]   NO [X]


                                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

                               FORM 10-QSB - FOR THE QUARTER ENDED MARCH 31, 2006

                                                      INDEX
                                                      -----

                                                                                                      PAGE
                                                                                                    NUMBER
                                                                                                    ------
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                  Condensed Consolidated Statements of Financial Condition as of
                  March 31, 2006 (Unaudited) and December 31, 2005.....................................  3

                  Condensed Consolidated Statements of Operations and Comprehensive Income
                  for the Three Months Ended March 31, 2006 and 2005 (Unaudited).......................  4

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2006 and 2005 (Unaudited).....................................  5

                  Condensed Consolidated Statements of Stockholders' Equity (Unaudited)................  6

                  Notes to Consolidated Financial Statements (Unaudited)...............................  7

                  Review by Independent Registered Public Accounting Firm.............................. 12

                  Report on Review by Independent Registered Public Accounting Firm.................... 12

         Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................................ 13

         Item 3 - Controls and Procedures.............................................................. 20


PART II - OTHER INFORMATION............................................................................ 21


SIGNATURES............................................................................................. 22


                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars in Thousands Except Per Share Data)

                                                         March 31,
                                                           2006        December 31,
                                                        (Unaudited)        2005
                                                        -----------    -----------
ASSETS
Cash and due from banks                                 $    11,197    $    11,746
Federal funds sold                                           12,991          3,241
                                                        -----------    -----------
   Total cash and cash equivalents                           24,188         14,987
Securities, available-for-sale                                1,014          8,486
Securities pledged for customer repurchase agreements        29,321         23,954
Securities, held-to-maturity (market value of
  $5,967 in 2006 and $5,983 in 2005)                          5,849          5,850
Stock in FHLB and correspondent banks, at cost                  735            676
Loans, net                                                  166,505        151,251
Facilities                                                    4,109          4,154
Accrued interest receivable                                   1,015            841
Deferred income taxes                                           965            851
Investment in unconsolidated subsidiary                          93             93
Cash surrender value of bank-owned life insurance             2,475          2,453
Other assets                                                    408            284
                                                        -----------    -----------

       TOTAL                                            $   236,677    $   213,880
                                                        ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing demand deposits                  $    33,959    $    33,682
   Interest-bearing demand deposits                           8,312          6,264
   Money market deposits                                     33,086         38,358
   Savings deposits                                           5,007          6,059
   Time deposits, $100,000 and over                          37,607         27,234
   Other time deposits                                       67,151         56,883
                                                        -----------    -----------

     Total deposits                                         185,122        168,480

Other borrowings                                             34,703         29,138
Accrued interest payable on deposits                            232            160
Accounts payable and accrued liabilities                      1,112            870
                                                        -----------    -----------

     Total liabilities                                      221,169        198,648
                                                        -----------    -----------

Commitments and contingencies                                    --             --
                                                        -----------    -----------

Stockholders' equity:
   Common stock                                                  12             12
   Additional paid-in capital                                11,788         11,788
   Retained earnings                                          4,261          3,816
   Accumulated other comprehensive income:
     Net unrealized holding losses on securities               (553)          (384)
                                                        -----------    -----------

     Total stockholders' equity                              15,508         15,232
                                                        -----------    -----------

       TOTAL                                            $   236,677    $   213,880
                                                        ===========    ===========

Book value per common share                             $     12.43    $     12.21
                                                        ===========    ===========

Common shares outstanding                                 1,247,516      1,247,516
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

                                                         For the Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              2006       2005
                                                            -------    -------
Interest and fees on loans                                  $ 3,115    $ 2,117
Investment income on investment securities and
   interest-bearing deposits in other banks                     389        268
Federal funds sold                                               38         25
                                                            -------    -------
     Total interest income                                    3,542      2,410
                                                            -------    -------

Interest on deposits                                          1,337        688
Other borrowings and federal funds purchased                    281        124
                                                            -------    -------
     Total interest expense                                   1,618        812
                                                            -------    -------

     Net interest income before provision for loan losses     1,924      1,598

Provision for loan losses                                        12         30
                                                            -------    -------

     Net interest income after provision for loan losses      1,912      1,568
                                                            -------    -------

Noninterest income:
   Service charges on deposit accounts                          151        122
   Mortgage banking fees                                         36         35
   Other income                                                  71         48
                                                            -------    -------
     Total noninterest income                                   258        205
                                                            -------    -------

Noninterest expenses:
   Salaries and employee benefits                               732        656
   Expenses of bank premises and fixed assets                   296        264
   Other operating expenses                                     480        440
                                                            -------    -------
     Total noninterest expenses                               1,508      1,360
                                                            -------    -------

Income before provision for income taxes                        662        413

Provision for income taxes                                      217        133
                                                            -------    -------

Net income                                                      445        280

Other comprehensive income, net of income taxes:
   Unrealized holding losses arising during period             (169)      (195)
                                                            -------    -------

Comprehensive income                                        $   276    $    85
                                                            =======    =======

Earnings per common share
   Basic                                                    $  0.36    $  0.22
                                                            =======    =======
   Dilutive                                                 $  0.36    $  0.22
                                                            =======    =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in Thousands)

                                                                 For the Three Months Ended
                                                                          March 31,
                                                                    --------------------
                                                                      2006        2005
                                                                    --------    --------
Net cash provided by operating activities:
   Net income                                                       $    445    $    280
   Provision for loan losses                                              12          30
   Depreciation and amortization                                          89          89
   Net premium amortization and discount accretion                        18          38
   Net change in other assets and liabilities                            (77)         (6)
                                                                    --------    --------

       Net cash provided by operating activities                         487         431
                                                                    --------    --------

Cash flows from investing activities:
   Net (increase) decrease in:
     Investment securities                                             1,817      (4,949)
     Loans                                                           (15,266)     (1,977)
   Purchases of bank premises and equipment, net                         (44)        (46)
                                                                    --------    --------

       Net cash used by investing activities                         (13,493)     (6,972)
                                                                    --------    --------

Cash flows from financing activities:
   Net increase in deposits                                           16,642       3,899
   Proceeds from other borrowings, net of repayments                   5,565       1,812
                                                                    --------    --------

       Net cash provided by financing activities                      22,207       5,711
                                                                    --------    --------

Net increase (decrease) in cash and cash equivalents                   9,201        (830)

Cash and cash equivalents at beginning of period                      14,987      18,173
                                                                    --------    --------

Cash and cash equivalents at end of period                          $ 24,188    $ 17,343
                                                                    --------    --------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                                           ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                                   (Dollars In Thousands)



                                                                                                  Net
                                                                                               Unrealized
                                          Common Stock            Additional                     Holding           Total
                                   --------------------------      Paid-in        Retained      Losses on      Stockholders'
                                      Shares         Amount        Capital        Earnings      Securities        Equity
                                   ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2005            1,247,516   $         12   $     11,788   $      3,816   $       (384)   $     15,232

   Rounding                                  --             --             --             --             --              --

Comprehensive income:
   Net income                                --             --             --            445             --
   Net change in unrealized
    holding losses on securities             --             --             --             --           (169)

   Total comprehensive income                --             --             --             --             --             276
                                   ------------   ------------   ------------   ------------   ------------    ------------

Balance, March 31, 2006               1,247,516   $         12   $     11,788   $      4,261   $       (553)   $     15,508
                                   ============   ============   ============   ============   ============    ============




                                    The accompanying notes are an integral part of these
                                        condensed consolidated financial statements.

                                                             -6-

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Atlantic BancGroup, Inc. (the "Holding Company") is a bank holding company registered with the Federal Reserve and owns 100% of the outstanding stock of Oceanside Bank ("Oceanside"). Oceanside is a state-chartered commercial bank, which opened July 21, 1997. Oceanside's deposits are insured by the Federal Deposit Insurance Corporation. The Holding Company's primary business activity is the operation of Oceanside, and it operates in only one reportable industry segment, banking. Collectively, the entities are referred to as "Atlantic." References to Atlantic and Oceanside throughout these condensed consolidated financial statements are made using the first-person notations of "we," "our," and "us."

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

Our condensed consolidated financial statements for the three months ended March 31, 2006 and 2005, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In management's opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2005, and are incorporated herein by reference.

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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

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

Recent Accounting Pronouncements - In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("SFAS 154"), which replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. The Statement changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period's financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect our financial statements upon adoption of a change in accounting principle by us.

In November 2005, the FASB issued FASB Staff Position 140-2, Clarification and Application of Paragraphs 40(b) and 40(c) of FASB Statement No. 140," ("FSP 140-2") which clarified that purchases by a transferor, its affiliates, or its agents of previously issued beneficial interests, with protection by a derivative financial instrument, from outside parties that are held temporarily and are classified as trading securities would not preclude the special purpose entity ("SPE") from retaining its qualifying status under SFAS 140.

In November 2005, the FASB issued FASB Staff Position Nos. FAS 115-1/FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value and nullifies the guidance in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments for determining whether impairment of an investment is other-than-temporary. This FSP references existing guidance to determine whether an impairment of an investment is other-than-temporary. This FSP applies to investments in debt and equity securities within the scope of Statements 115 and 124, all equity securities held by insurance companies and investments in other equity securities that are not accounted for by the equity method. The application of this FSP is required beginning January 1, 2006. Adoption of this FSP is not expected to have a significant impact on our financial position, results of operations, or liquidity.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and SFAS 140 ("SFAS 155"). This statement:

o Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;
o Clarifies which interest-only strips and principal-only strips are not subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133");
o Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation;
o Clarifies that concentration of credit risks in the form of subordination are not embedded derivatives; and
o Amends SFAS 140 to eliminate the prohibition on a qualified special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed. The adoption of SFAS 155 is not expected to materially impact our financial position, results of operations, or liquidity.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing Financial Assets, an amendment of SFAS No. 140 ("SFAS 156"). This statement amends SFAS 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value, if practical. The effective date of this statement is as of the beginning of its first fiscal year that begins after September 15, 2006; however, early adoption is permitted as of the beginning of any fiscal year, provided the entity has not issued financial statements for the interim period. The initial recognition and measurement of servicing assets and servicing liabilities are required to be applied prospectively to transactions occurring after the effective date. The adoption of SFAS 156 is not expected to materially impact our financial position, results of operations, or liquidity.

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share ("EPS") amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three months ended March 31, 2006 and 2005. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. For purposes of computing diluted EPS, the treasury stock method is used. We have no dilutive potential shares outstanding for 2006 or 2005. The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended March 31, 2006 and 2005:

                                                      Three Months Ended March 31,
                                                           2006         2005
                                                           ----         ----
Basic and diluted EPS computation:
    Numerator - Net income                              $  445,000   $  280,000
                                                        ----------   ----------
    Denominator - Weighted average shares outstanding    1,247,516    1,247,516
                                                        ----------   ----------
    Basic and diluted EPS                               $     0.36   $     0.22
                                                        ==========   ==========

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

                                            March 31, 2006                         December 31, 2005
                               --------------------------------------  --------------------------------------
                                           Gross Unrealized                        Gross Unrealized
                               Amortized   ----------------    Fair    Amortized   ----------------   Fair
                                  Cost     Gains    Losses     Value     Cost      Gains     Losses   Value
                                  ----     -----    ------     -----     ----      -----     ------   -----
Available-for-sale
   Mortgage-backed securities   $31,222   $    10   $   897   $30,335   $33,056   $    29   $   645   $32,440
                                -------   -------   -------   -------   -------   -------   -------   -------

Held-to-maturity
   State, county, and
     municipal bonds              5,849       160        42     5,967     5,850       193        60     5,983
                                -------   -------   -------   -------   -------   -------   -------   -------

Total investment securities     $37,071   $   170   $   939   $36,302   $38,906   $   222   $   705   $38,423
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

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

NOTE 3 - INVESTMENT SECURITIES (Continued)

The unrealized losses on investment securities available for sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Temporary decreases in fair value of securities available-for-sale at March 31, 2006, of $887,000 (less deferred income taxes of $334,000) are regarded as an adjustment to stockholders' equity totaling $553,000. The estimated fair value of securities is determined on the basis of market quotations.

At March 31, 2006, securities with an amortized cost of $1,341,000 and fair value of $1,388,000 were pledged to secure deposits of public funds from the state of Florida and treasury tax and loan deposits with the Federal Reserve.

At March 31, 2006, securities were sold under an agreement to repurchase with a fair value of $29.3 million, which effectively collateralizes overnight customer repurchase agreements totaling $29.3 million. There were no securities of a single issuer, which are non-governmental or non-government sponsored, that exceeded 10% of stockholders' equity at March 31, 2006.

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):
                                                      March 31,   December 31,
                                                        2006          2005
                                                      ---------    ---------

Real estate loans:
     Nonfarm nonresidential                           $  67,445    $  62,612
     Construction, land development, and other land      42,508       37,905
     Residential                                         40,720       35,048
                                                      ---------    ---------
                                                        150,673      135,565
Commercial and industrial loans                          11,658       11,901
Consumer and other loans                                  5,779        5,400
                                                      ---------    ---------
         Total loan portfolio                           168,110      152,866
Less, deferred fees                                         (97)         (63)
Less, allowance for loan losses                          (1,508)      (1,552)
                                                      ---------    ---------

         Loans, net                                   $ 166,505    $ 151,251
                                                      =========    =========

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses. We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for loan losses follows (dollars in thousands):

                                                For the Three   For the Twelve
                                                Months Ended     Months Ended
                                               March 31, 2006  December 31, 2005
                                               --------------  -----------------
Balance, beginning of period                       $ 1,552          $ 1,296
Provisions charged to operating expenses                12              334
Loans, charged-off                                     (56)             (86)
Recoveries                                              --                8
                                                   -------          -------

Balance, end of period                             $ 1,508          $ 1,552
                                                   =======          =======

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (Continued)

We had categorized one loan totaling $201,000 as nonaccrual at March 31, 2006, and one loan totaling $202,000 at December 31, 2005.


NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

                                             March 31,   December 31,
                                               2006          2005
                                             -------       -------

Customer repurchase agreements               $29,310       $23,745
FHLB of Atlanta advances                       2,300         2,300
Junior subordinated debentures                 3,093         3,093
                                             -------       -------

    Total other borrowings                   $34,703       $29,138
                                             =======       =======

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. Our exposure to credit loss is represented by the contractual amount of these commitments. We follow the same credit policies in making commitments as we do for on-balance sheet instruments. Financial instruments at March 31, 2006, consisted of commitments to extend credit approximating $33.6 million and standby letters of credit of $1.6 million.

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

NOTE 8 - REGULATORY CAPITAL

Oceanside is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2006, of the regulatory capital requirements and actual capital on a percentage basis for Oceanside:

                                                                    Regulatory
                                                          Actual    Requirement
                                                          ------    -----------
     Total capital ratio to risk-weighted assets          10.63%          8.00%
     Tier 1 capital ratio to risk-weighted assets          9.84%          4.00%
     Tier 1 capital to average assets                      8.78%          4.00%

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                 MARCH 31, 2006

Stevens, Powell & Company, P.A., Atlantic's independent registered public accounting firm, has made a limited review of the interim financial data as of March 31, 2006, and for the three month periods ended March 31, 2006 and 2005, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X follows:


       REPORT ON REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have reviewed the accompanying interim condensed consolidated statement of financial condition of Atlantic BancGroup, Inc., and its wholly-owned subsidiary, Oceanside Bank, as of March 31, 2006, and the related interim condensed consolidated statements of operations and comprehensive income and cash flows for the three month periods ended March 31, 2006 and 2005, and the related interim condensed consolidated statements of stockholders' equity for the three months ended March 31, 2006. These interim consolidated financial statements are the responsibility of Atlantic's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated statement of financial condition as of December 31, 2005, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated February 8, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Stevens, Powell & Company, P.A.

STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
May 10, 2006

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    Overview

Commercial Banking Operations. Atlantic, through its wholly-owned subsidiary, Oceanside, conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate) and purchases of investments. Our profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (principally loans, investments, and federal funds sold), less the interest expense incurred on interest-bearing liabilities (customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Oceanside's interest-rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, our profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective income tax rate. Noninterest income consists primarily of service fees on deposit accounts and mortgage banking fees. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

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

                         Future Accounting Requirements

There are currently no pronouncements issued that are scheduled for implementation during 2006 that are expected to have any significant impact on our accounting policies.

                               Impact of Inflation

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurements of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. As discussed previously, we seek to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

                          Critical Accounting Policies

Our accounting and reporting policies are in accordance with U.S. generally accepted accounting principles (GAAP) and they conform to general practices within the banking industry. We use a significant amount of judgment and estimates based on assumptions for which the actual results are uncertain when we make the estimations. We have identified our policy covering the allowance for loan losses as being particularly sensitive in terms of judgments and the extent to which significant estimates are used. For more information on this critical accounting policy, please refer to our 2005 Annual Report on Form 10-KSB.

                              Results of Operations

Our net income for the three months ended March 31, 2006, was $445,000 as compared with $280,000, reported in the same period of 2005. Earning assets increased 22.8% in the first quarter of 2006 over first quarter 2005 levels. An overview of the more significant matters affecting our results of operations follows:

o Average loans grew at a pace of 23.1% for the three months ended March 31, 2006, over the same period of 2005. With the growth in certificates of deposit and customer repurchase agreements, we were able to fund the increased loan demand.
o With the double-digit growth in average earning assets and the favorable mix of earning assets and deposits, we grew our net interest income (before provision for loan losses) $326,000, or 20.4%, during the three months ended March 31, 2006, over the comparable period of 2005.
o While our operating expenses increased in 2006 over 2005, the growth in noninterest expenses lagged growth in earning assets, with increases of $148,000, or 10.9%, for the three months ended March 31, 2006, over the comparable period of 2005.
o We continue to improve our return on stockholders' equity, which for the three months ended March 31, 2006, was approaching 12%.

                               Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three months ended March 31, 2006):

                                                   Three Months    Year Ended
                                                       Ended       December 31,
                                                  March 31, 2006       2005
                                                  --------------   ------------

   Return on average assets                           0.84%            0.76%
   Return on average equity                          11.78%           10.13%
   Interest-rate spread during the period             3.26%            3.40%
   Net interest margin                                3.95%            3.95%
   Noninterest expenses to average assets             2.83%            2.75%

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

We expect to meet our liquidity needs with:

o Available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $24.2 million at March 31, 2006;
o The repayment of loans, which includes loans with a remaining maturity of one year or less (excluding those in nonaccrual status) totaling $96.6 million;
o Proceeds of unpledged securities available-for-sale and principal repayments from mortgage-backed securities;
o    Growth in deposits; and,
o    If necessary, borrowing against approved lines of credit.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $13.0 million at March 31, 2006, as compared to $3.2 million at December 31, 2005. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis. We regularly review our liquidity position and have implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the statement of financial condition and funding from non-core sources.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. We had core deposits totaling $147.5 million at March 31, 2006, and $141.2 million at December 31, 2005, an increase of 4.4%. We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future.

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

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities. At March 31, 2006, we had commitments to originate loans totaling $33.6 million, and had issued, but unused, standby letters of credit of $1.6 million for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following March 31, 2006, total $56.4 million. We believe that adequate resources exist to fund all our anticipated commitments, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

Capital. We are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. FDIC's Prompt Corrective Action regulations are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of March 31, 2006, that we met all minimum capital adequacy requirements to which we are subject.

As of the most recent reporting period for the quarter ended March 31, 2006, Oceanside's ratios exceeded the minimum levels for the well-capitalized category. An institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. At March 31, 2006, Oceanside's actual capital amounts and percentages are presented in the following table (dollars in thousands):

                                                            Actual             Minimum(1)       Well-Capitalized(2)
                                                     Amount        %       Amount        %       Amount        %
                                                     ------      -----     ------       ----     ------      -----
Total capital to risk-weighted assets                $20,451     10.63%    $15,397      8.00%    $19,246     10.00%
Tier 1 capital to risk-weighted assets               $18,943      9.84%    $ 7,699      4.00%    $11,548      6.00%
Tier 1 capital to average assets                     $18,943      8.78%    $ 8,629      4.00%    $10,787      5.00%


(1)   The minimum required for adequately capitalized purposes.
(2) To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations for banks.

There are no conditions or events since March 31, 2006, that management believes have changed Oceanside's category.

                                  Asset Quality

We have developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem loans. Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

Asset Classification. Commercial banks are required to review and, when appropriate, classify their assets on a regular basis. The State of Florida and the FDIC have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes a specific reserve for the full amount of the portion of the asset classified as loss. All or a portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in the aforementioned categories, but possess weaknesses, are classified as special mention and are monitored by us.

At March 31, 2006, we had sixteen loans totaling approximately $1,282,000 classified as substandard, which included one loan totaling $201,000 classified as nonaccrual. We had no loans classified as a loss. All of the substandard loans are either performing according to terms (except for the one nonaccrual loan), or principal reductions have been made with, in management's opinion, adequate reserves established. The one nonaccual loan has been evaluated and, in management's opinion, adequate reserves established.

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

A summary of balances in the allowance for loan losses and key ratios follows (dollars in thousands):


                                                        For the Three   For the Twelve
                                                        Months Ended     Months Ended
                                                       March 31, 2006  December 31, 2005
                                                       --------------  -----------------
End of period loans (net of deferred fees)               $   168,013      $   152,803
End of period allowance for loan losses                  $     1,508      $     1,552
% of allowance for loan losses to total loans                   0.90%            1.02%
Average loans for the period                             $   160,510      $   141,587
Net charge-offs as a percentage of average loans
    for the period (annualized for 2006)                        0.14%            0.06%
Nonperforming assets:
     Nonaccrual loans                                    $       201      $       202
     Loans past due 90 days or more and still accruing            13               --
     Other real estate owned                                      --               --
     Other repossessed assets                                    108               --
                                                         -----------      -----------
                                                         $       322      $       202
                                                         ===========      ===========
Nonperforming assets to period end loans                        0.19%            0.13%
Nonperforming assets to period end total assets                 0.14%            0.09%


                               Interest Rate Risk

Our asset base is exposed to risk including the risk resulting from changes in interest rates and changes in the timing of cash flows. We monitor the effect of such risks by considering the mismatch of the maturities of our assets and liabilities in the current interest rate environment and the sensitivity of assets and liabilities to changes in interest rates. We have considered the effect of significant increases and decreases in interest rates and believe such changes, if they occurred, would be manageable, and would not affect our ability to hold our assets as planned. However, we would be exposed to significant market risk in the event of significant and prolonged interest rate changes.

           Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. We have little or no risk related to trading accounts, commodities or foreign exchange.

We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest - rate swaps. We actively monitor and manage interest-rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on the asset-liability structure to control interest-rate risk. However, a sudden and substantial increase in interest rates could adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in our market risk exposure since December 31, 2005.

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

                                                              For the Three Months Ended March 31,
                                                             2006                             2005
                                              ---------------------------------  ---------------------------------
                                                          Interest      Average             Interest    Average
                                              Average        and        Yield/    Average      and       Yield/
                                              Balance     Dividends      Rate     Balance   Dividends     Rate
                                              -------     ---------      ----     -------   ---------     ----
Interest-earning assets:
    Loans                                     $160,510    $  3,115       7.87%   $130,430    $  2,117       6.58%
    Investment and
        mortgage-backed securities (1)          38,062         389       4.59%     29,790         268       4.22%
    Other interest-earning assets                3,308          38       4.66%      4,129          25       2.46%
                                              --------    --------               --------    --------

       Total interest-earning assets (1)       201,880       3,542       7.20%    164,349       2,410       6.05%
                                                          --------                           --------

Noninterest-earning assets                      13,988                             14,594
                                              --------                           --------

       Total assets                           $215,868                           $178,943
                                              ========                           ========

Interest-bearing liabilities:
    Demand, money market
        and NOW deposits                      $ 40,248         278       2.80%   $ 42,596         179       1.70%
    Savings                                      5,541          13       0.95%      6,464          12       0.75%
    Certificates of deposit                     95,470       1,046       4.44%     66,606         497       3.03%
    Other                                       25,157         281       4.53%     18,418         124       2.73%
                                              --------    --------               --------    --------

       Total interest-bearing liabilities      166,416       1,618       3.94%    134,084         812       2.46%
                                                          --------                           --------

Noninterest-bearing liabilities                 34,137                             30,753
Stockholders' equity                            15,315                             14,106
                                              --------                           --------
       Total liabilities and
           stockholders' equity               $215,868                           $178,943
                                              ========                           ========

Net interest income before
    provision for loan losses                             $  1,924                           $  1,598
                                                          ========                           ========

Interest-rate spread                                                     3.26%                              3.59%
                                                                     ========                           ========
Net interest margin (1)                                                  3.95%                              4.05%
                                                                     ========                           ========
Ratio of average interest-earning assets
    to average interest-bearing liabilities     121.31%                            122.57%
                                              ========                           ========

(1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

                   Analysis of Changes in Net Interest Income

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for each of the first three months of 2006 compared to the first three months of 2005, respectively. For purposes of these tables, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis (dollars in thousands):

                                                   Three Months Ended March 31,
                                                          2006 vs. 2005
                                                   Increase (Decrease) Due to
                                              -----------------------------------
                                                                  Rate/
                                               Rate    Volume    Volume     Total
                                              ------   ------    ------    ------
Interest-earning assets:
     Loans, net                               $  415   $  488    $   95    $  998
     Investment securities and other stock        27       86         8       121
     Other interest-earning assets                22       (5)       (4)       13
                                              ------   ------    ------    ------
         Total interest-earning assets           464      569        99     1,132
                                              ------   ------    ------    ------

Interest-bearing liabilities:
     Demand deposits                             116      (10)       (7)       99
     Savings                                       3       (2)       --         1
     Certificates of deposit                     232      216       101       549
     Other borrowings                             82       45        30       157
                                              ------   ------    ------    ------
         Total interest-bearing liabilities      433      249       124       806
                                              ------   ------    ------    ------

Net interest income                           $   31   $  320    $  (25)   $  326
                                              ======   ======    ======    ======

            Comparison of Three Months Ended March 31, 2006 and 2005

Interest Income and Expense

Interest Income. Interest income was $3,542,000 and $2,410,000 for the three months ended March 31, 2006 and 2005, respectively. An increase in yields on average interest-earning assets of 115 basis points, or 19.0%, and the favorable growth in average interest-earning assets of $37.5 million, or 22.8%, contributed to an overall growth rate of 47.0% for interest income. The increase in yields was the result of increases in the interest rate environment and improvements in the mix in average interest-earning assets. Average loans, as a percentage of average interest-earning assets, increased to 79.5% in the first quarter of 2006 as compared with 79.4% in 2005. We saw a shift in the percentage of average investment securities to 18.9% in 2006 from 18.1% in 2005, while the percentage of average other interest-earning assets to total average interest-earning assets shifted from 2.5% in 2005 to 1.6% in 2006.

Interest Expense. Interest expense was $1,618,000 and $812,000 for the three months ended March 31, 2006, and 2005, respectively. As a result of the increasing interest rate environment and our growth in average interest-bearing liabilities of $32.3 million, or 24.1%, during this period, interest expense increased 99.3%. Our average cost of funds rose to 3.94% compared with 2.46% in the first quarter of 2006 over the same period in 2005.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses was $1,924,000 and $1,598,000 for the three months ended March 31, 2006 and 2005, respectively. The net interest margin for the first quarter of 2006 was 3.95% as compared with the net interest margin in 2005 of 4.05%, a decrease of 10 basis points. Given our composition of interest-bearing liabilities, we experienced a more rapid increase of 60.2% in our cost of funds, while the rates we earned on our earning assets increased by 19.0% in the first quarter of 2006 over the same period of 2005.

Provision for Loan Losses

We recorded provisions for loan losses totaling $12,000 and $30,000 for the three months ended March 31, 2006 and 2005, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio.

Noninterest Income and Expenses

Noninterest Income. Total noninterest income increased to $258,000 for the three months ended March 31, 2006, compared with $205,000 for the three months ended March 31, 2005. Fees and service charges on deposit accounts increased $29,000, or 23.8%, in 2006 versus the same period in 2005. Higher fees assessed on returned (or NSF) checks accounted for substantially all of this increase. Mortgage banking fees increased $1,000, or 2.9%, in the first quarter of 2006 over the same period in 2005. The remaining other fees and income increased $23,000, or 47.9%, principally due to increases in other per item charges assessed by us for other banking services.

Noninterest Expenses. Increases in noninterest expenses of 10.9% associated with our continued growth, including higher personnel costs, occupancy expenses, and corporate governance costs partially offset our net income for the quarter ended March 31, 2006.

Provision for Income Taxes

The income tax provision was $217,000 for the three months ended March 31, 2006, an effective rate of 32.8%. This compares with an effective rate of 32.2% for the same period in 2005. The effective tax rates in 2006 and 2005 differ from the federal and state statutory rates principally due to nontaxable investment income.

ITEM 3.  CONTROLS AND PROCEDURES

Background of Internal Controls and Internal Audits. Oceanside is the sole financial subsidiary of Atlantic. Oceanside has extensive policies and operating procedures in place for loans, operations, accounting and compliance. All audits, whether internal or external are reported directly to the joint Audit Committee of Oceanside and Atlantic and subsequently to the Boards of Directors of Oceanside and Atlantic.

The joint Audit Committee of Oceanside and Atlantic maintains an audit calendar prepared by the internal auditor for planning purposes. This audit calendar is submitted to the Boards of Oceanside and Atlantic for approval. Atlantic engages an external certified public accounting firm registered with the Public Company Accounting Oversight Board ("PCAOB") to annually perform an independent audit, conducted in accordance with generally accepted auditing standards adopted by the PCAOB.

Periodically, Oceanside and Atlantic undergo regulatory examinations that include tests of the policies and operating procedures for loans, operations, accounting and compliance. The results of these examinations are presented by the regulators to the Boards of Oceanside and Atlantic.

Evaluation of Disclosure Controls and Procedures. Atlantic's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Atlantic's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on that evaluation, such officers have concluded that, as of the Evaluation Date, Atlantic's disclosure controls and procedures are effective in bringing to their attention, on a timely basis, material information relating to Atlantic (including its consolidated subsidiary) required to be included in Atlantic's periodic filings under the Exchange Act.

Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in Atlantic's internal controls or in other factors that could significantly affect those controls.

                     ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

PART II:          OTHER INFORMATION

     Item 1.      Legal Proceedings.

     Periodically, we are parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our operations. We do not believe that there are any pending or threatened proceedings against us, which, if determined adversely, would have a material effect on our consolidated financial position.

     Item 6.      Exhibits.

     The following exhibits are filed or incorporated by reference into this report. The exhibits marked with an (*) were previously filed as part of Atlantic's Form 10-KSB for year ended December 31, 1999;

     Exhibit No.  Description
     -----------  -----------

     3.1 Articles of Incorporation of Atlantic BancGroup, Inc. included in the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 1999 (*)


     3.2          Bylaws of Atlantic BancGroup, Inc. (*)


     4.1          Specimen Stock Certificate of Atlantic BancGroup, Inc.
                  included in the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 1999 (*)

     10.1 Software License Agreement dated as of October 6, 1997, between Oceanside and File Solutions, Inc. (*)

     10.2 File Solutions Software Maintenance Agreement dated as of July 15, 1997, between Oceanside and SPARAK Financial Systems, Inc. (*)

     10.3 Remote Data Processing Agreement dated as of March 3, 1997, between Oceanside and Bankers Data Services, Inc. (*)

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

     14 Code of Ethics for Senior Officers Policy (Incorporated by reference to Exhibit 14 to Atlantic's Form 10-KSB for year ended December 31, 2003).

     31.1         Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2         Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Atlantic BancGroup, Inc.
                                          ------------------------




Date:  May 10, 2006                       /s/ Barry W. Chandler
       ------------                       ---------------------
                                          Barry W. Chandler
                                          President and Chief Executive Officer



Date:  May 10, 2006                       /s/ David L. Young
       ------------                       ------------------
                                          David L. Young
                                          Executive Vice President,
                                          Chief Financial Officer, and
                                          Corporate Secretary