Form 10QSB
period 2006-06-30
ATLANTIC BANCGROUP INC
filed 2006-08-14
CIK 1087790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________________________________

FORM 10-QSB

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________.

Commission File Number 001-15061

________________________________________

ATLANTIC BANCGROUP, INC.
(Exact Name of small business issuer as specified in its charter)

Florida	59-3543956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1315 S. Third Street
Jacksonville Beach, Florida 32250
(Address of Principal Executive Offices)

________________________________________

(904) 247-9494
(Issuer’s telephone number)

________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 10, 2006
Common Stock	Common Stock - 1,247,516
Par Value $0.01 per share

Transitional Small Business Format (check one): YES [  ] NO [X]

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

FORM 10-QSB - FOR THE QUARTER ENDED JUNE 30, 2006

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands Except Per Share Data)

	June 30,
	2006	December 31,
	(Unaudited)	2005
ASSETS
Cash and due from banks	$8,964	$11,746
Federal funds sold	8,173	3,241
Total cash and cash equivalents	17,137	14,987
Securities pledged for customer repurchase agreements	24,181	23,954
Securities, available-for-sale	4,772	8,486
Securities, held-to-maturity (market value of
$7,478 in 2006 and $5,983 in 2005)	7,512	5,850
Stock in FHLB and correspondent banks, at cost	735	676
Loans, net	166,649	151,251
Facilities	4,063	4,154
Accrued interest receivable	1,001	841
Deferred income taxes	1,093	851
Investment in unconsolidated subsidiary	93	93
Cash surrender value of bank-owned life insurance	2,498	2,453
Other assets	401	284

TOTAL	$230,135	$213,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$35,915	$33,682
Interest-bearing (NOW) demand deposits	6,364	6,264
Money market deposits	33,435	38,358
Savings deposits	5,376	6,059
Time deposits, $100,000 and over	36,204	27,234
Other time deposits	66,207	56,883

Total deposits	183,501	168,480

Other borrowings	29,520	29,138
Accrued interest payable on deposits	221	160
Accounts payable and accrued liabilities	1,149	870

Total liabilities	214,391	198,648

Commitments and contingencies	-	-

Stockholders' equity:
Common stock	12	12
Additional paid-in capital	11,788	11,788
Retained earnings	4,688	3,816
Accumulated other comprehensive income:
Net unrealized holding losses on securities	(744)	(384)

Total stockholders' equity	15,744	15,232

TOTAL	$230,135	$213,880

Book value per common share	$12.62	$12.21

Common shares outstanding	1,247,516	1,247,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in Thousands Except Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Interest and fees on loans	$3,271	$2,306	$6,386	$4,423
Investment income on investment securities and
interest-bearing deposits in other banks	376	320	765	588
Federal funds sold	93	23	131	48
Total interest income	3,740	2,649	7,282	5,059

Interest on deposits	1,540	828	2,877	1,516
Other borrowings and federal funds purchased	279	160	560	284
Total interest expense	1,819	988	3,437	1,800

Net interest income before provision for loan losses	1,921	1,661	3,845	3,259

Provision for loan losses	84	143	96	173

Net interest income after provision for loan losses	1,837	1,518	3,749	3,086

Noninterest income:
Service charges on deposit accounts	144	126	295	248
Mortgage banking fees	25	25	61	60
Gain on redemption of held-to-maturity securities	8	-	8	-
Other income	82	65	153	113
Total noninterest income	259	216	517	421

Noninterest expenses:
Salaries and employee benefits	735	637	1,467	1,293
Expenses of bank premises and fixed assets	313	213	609	477
Other operating expenses	416	411	896	851
Total noninterest expenses	1,464	1,261	2,972	2,621

Income before provision for income taxes	632	473	1,294	886

Provision for income taxes	205	125	422	258

Net income	427	348	872	628

Other comprehensive income, net of income taxes:
Unrealized holding gains (losses) arising during period	(191)	156	(360)	(39)

Comprehensive income	$236	$504	$512	$589

Earnings per common share
Basic	$0.34	$0.28	$0.70	$0.50
Dilutive	$0.34	$0.28	$0.70	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net cash provided by operating activities:
Net income	$427	$348	$872	$628
Provision for loan losses	84	143	96	173
Depreciation and amortization	88	94	177	183
Net premium amortization and discount accretion	8	35	26	73
Net change in other assets and liabilities	(1,142)	(130)	(1,219)	(136)

Net cash provided (used) by operating activities	(535)	490	(48)	921

Cash flows from investing activities:
Net (increase) decrease in:
Investment securities	558	(1,270)	2,375	(6,219)
Loans	(228)	(11,117)	(15,494)	(13,094)
Purchases of bank premises and equipment, net	(42)	(69)	(86)	(115)

Net cash provided (used) by investing activities	288	(12,456)	(13,205)	(19,428)

Cash flows from financing activities:
Net increase (decrease) in deposits	(1,621)	8,022	15,021	11,921
Proceeds from other borrowings, net of repayments	(5,183)	3,675	382	5,487

Net cash provided (used) by financing activities	(6,804)	11,697	15,403	17,408

Net increase (decrease) in cash and cash equivalents	(7,051)	(269)	2,150	(1,099)

Cash and cash equivalents at beginning of period	24,188	17,343	14,987	18,173

Cash and cash equivalents at end of period	$17,137	$17,074	$17,137	$17,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars In Thousands)

					Net
					Unrealized
			Additional		Holding	Total
	Common Stock		Paid-in	Retained	Losses on	Stockholders'
	Shares	Amount	Capital	Earnings	Securities	Equity

Balance, December 31, 2005	1,247,516	$12	$11,788	$3,816	$(384)	$15,232

Comprehensive income:
Net income	-	-	-	445	-
Net change in unrealized
holding losses on securities	-	-	-	-	(169)

Total comprehensive income	-	-	-	-	-	276

Balance, March 31, 2006	1,247,516	12	11,788	4,261	(553)	15,508

Comprehensive income:
Net income	-	-	-	427	-
Net change in unrealized
holding losses on securities	-	-	-	-	(191)

Total comprehensive income	-	-	-	-	-	236

Balance, June 30, 2006	1,247,516	$12	$11,788	$4,688	$(744)	$15,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

Back to Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Atlantic BancGroup, Inc. (the “Holding Company”) is a bank holding company registered with the Federal Reserve and owns 100% of the outstanding stock of Oceanside Bank (“Oceanside”). Oceanside is a state-chartered commercial bank, which opened July 21, 1997. Oceanside’s deposits are insured by the Federal Deposit Insurance Corporation. The Holding Company’s primary business activity is the operation of Oceanside, and it operates in only one reportable industry segment, banking. Collectively, the entities are referred to as “Atlantic.” References to Atlantic and Oceanside throughout these condensed consolidated financial statements are made using the first-person notations of “we,” “our,” and “us.”

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

Our condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2005, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2005, and are incorporated herein by reference.

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and valuation of other real estate owned (“OREO”).

The determination of the adequacy of the allowance for loan losses is based on estimates that may be affected by significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

Our loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although we have a diversified loan portfolio, a substantial portion of our debtors’ ability to honor their contracts is dependent on local, state, and national economic conditions that may affect the value of the underlying collateral or the income of the debtor.

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

Back to Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006

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

Recent Accounting Pronouncements - In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. The Statement changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect our financial statements upon adoption of a change in accounting principle by us.

In November 2005, the FASB issued FASB Staff Position 140-2, Clarification and Application of Paragraphs 40(b) and 40(c) of FASB Statement No. 140,” (“FSP 140-2”) which clarified that purchases by a transferor, its affiliates, or its agents of previously issued beneficial interests, with protection by a derivative financial instrument, from outside parties that are held temporarily and are classified as trading securities would not preclude the special purpose entity (“SPE”) from retaining its qualifying status under SFAS 140.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and SFAS 140 (“SFAS 155”). This statement:

•	Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;
•	Clarifies which interest-only strips and principal-only strips are not subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”);
•
Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation;

•	Clarifies that concentration of credit risks in the form of subordination are not embedded derivatives; and
•
Amends SFAS 140 to eliminate the prohibition on a qualified special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

Back to Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed. The adoption of SFAS 155 is not expected to materially impact our financial position, results of operations, or liquidity.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing Financial Assets, an amendment of SFAS No. 140 (“SFAS 156”). This statement amends SFAS 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value, if practical. The effective date of this statement is as of the beginning of its first fiscal year that begins after September 15, 2006; however, early adoption is permitted as of the beginning of any fiscal year, provided the entity has not issued financial statements for the interim period. The initial recognition and measurement of servicing assets and servicing liabilities are required to be applied prospectively to transactions occurring after the effective date. The adoption of SFAS 156 is not expected to materially impact our financial position, results of operations, or liquidity.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 for the year beginning January 1, 2007. The adoption of FIN 48 is not expected to materially impact our financial position, results of operations, or liquidity.

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share (“EPS”) amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three and six months ended June 30, 2006 and 2005. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. For purposes of computing diluted EPS, the treasury stock method is used. We have no dilutive potential shares outstanding for 2006 or 2005. The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006	2005
Basic and diluted EPS computation:
Numerator - Net income	$427,000	$348,000
Denominator - Weighted average shares outstanding	1,247,516	1,247,516
Basic and diluted EPS	$0.34	$0.28

	Six Months Ended June 30,
	2006	2005
Basic and diluted EPS computation:
Numerator - Net income	$872,000	$628,000
Denominator - Weighted average shares outstanding	1,247,516	1,247,516
Basic and diluted EPS	$0.70	$0.50

Back to Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

	June 30, 2006				December 31, 2005
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale
Mortgage-backed securities	$30,145	$2	$1,194	$28,953	$33,056	$29	$645	$32,440

Held-to-maturity
State, county, and
municipal bonds	7,512	112	146	7,478	5,850	193	60	5,983

Total investment securities	$37,657	$114	$1,340	$36,431	$38,906	$222	$705	$38,423

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

The unrealized losses on investment securities available for sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Temporary decreases in fair value of securities available-for-sale at June 30, 2006, of $1,192,000 (less deferred income taxes of $448,000) are regarded as an adjustment to stockholders' equity totaling $744,000. The estimated fair value of securities is determined on the basis of market quotations.

At June 30, 2006, securities with an amortized cost of $1,066,000 and fair value of $1,103,000 were pledged to secure deposits of public funds from the state of Florida and treasury tax and loan deposits with the Federal Reserve.

At June 30, 2006, securities were sold under an agreement to repurchase with a fair value of $24.2 million, which effectively collateralizes overnight customer repurchase agreements totaling $24.1 million. There were no securities of a single issuer, which are non-governmental or non-government sponsored, that exceeded 10% of stockholders’ equity at June 30, 2006.

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

	June 30,	December 31,
	2006	2005
Real estate loans:
Nonfarm nonresidential	$64,494	$62,612
Construction, land development, and other land	49,249	37,905
Residential	38,188	35,048
	151,931	135,565
Commercial and industrial loans	10,741	11,901
Consumer and other loans	5,569	5,400
Total loan portfolio	168,241	152,866
Less, deferred fees	(83)	(63)
Less, allowance for loan losses	(1,509)	(1,552)

Loans, net	$166,649	$151,251

Back to Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses. We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for loan losses follows (dollars in thousands):

	For the Six	For the Twelve
	Months Ended	Months Ended
	June 30, 2006	December 31, 2005

Balance, beginning of period	$1,552	$1,296
Provisions charged to operating expenses	96	334
Loans, charged-off	(141)	(86)
Recoveries	2	8

Balance, end of period	$1,509	$1,552

We had two loans totaling $139,000 categorized as nonaccrual at June 30, 2006, and one loan totaling $202,000 at December 31, 2005.

NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):
	June 30,	December 31,
	2006	2005

Customer repurchase agreements	$24,127	$23,745
FHLB of Atlanta advances	2,300	2,300
Junior subordinated debentures	3,093	3,093

Total other borrowings	$29,520	$29,138

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. Our exposure to credit loss is represented by the contractual amount of these commitments. We follow the same credit policies in making commitments as we do for on-balance sheet instruments. Financial instruments at June 30, 2006, consisted of commitments to extend credit approximating $32.3 million and standby letters of credit of $1.5 million.

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

Back to Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2006

NOTE 8 - REGULATORY CAPITAL

Oceanside is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2006, of the regulatory capital requirements and actual capital on a percentage basis for Oceanside:
		Regulatory
	Actual	Requirement

Total capital ratio to risk-weighted assets	11.07%	8.00%
Tier 1 capital ratio to risk-weighted assets	10.28%	4.00%
Tier 1 capital to average assets	8.72%	4.00%

Effective March 30, 2006, the Federal Reserve raised the threshold for reporting risk-based capital ratios for a Small Bank Holding Company from $150 million to $500 million. Accordingly, we do not calculate or report risk-based capital ratios for the Holding Company.

Back to Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
JUNE 30, 2006

Stevens, Powell & Company, P.A., Atlantic's independent registered public accounting firm, has made a limited review of the interim financial data as of June 30, 2006, and for the three and six months periods ended June 30, 2006 and 2005, presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X follows:

REPORT ON REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have reviewed the accompanying interim condensed consolidated statement of financial condition of Atlantic BancGroup, Inc., and its wholly-owned subsidiary, Oceanside Bank, as of June 30, 2006, and the related interim condensed consolidated statements of operations and comprehensive income and cash flows for the three and six months periods ended June 30, 2006 and 2005, and the related interim condensed consolidated statements of stockholders' equity for the six months ended June 30, 2006. These interim consolidated financial statements are the responsibility of Atlantic’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated statement of financial condition as of December 31, 2005, and the related consolidated statements of operations and comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated February 8, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Stevens, Powell & Company, P.A.

STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
August 10, 2006

Back to Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Commercial Banking Operations. Atlantic, through its wholly-owned subsidiary, Oceanside, conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate) and purchases of investments. Our profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (principally loans, investments, and federal funds sold), less the interest expense incurred on interest-bearing liabilities (customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Oceanside’s interest-rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, our profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective income tax rate. Noninterest income consists primarily of service fees on deposit accounts and mortgage banking fees. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

Our corporate offices are located at 1315 South Third Street, Jacksonville Beach, Florida. This location is also our main banking office for Oceanside, which opened July 21, 1997, as a state-chartered banking organization. We also operate branch offices located at 560 Atlantic Boulevard, Neptune Beach, Florida, 13799 Beach Boulevard, and 1790 Kernan Boulevard South, Jacksonville, Florida.

Forward-looking Statements

When used in this Form 10-QSB, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. We advise readers that the factors listed above, as well as others, could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

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

Back to Index

Critical Accounting Policies

Our accounting and reporting policies are in accordance with U.S. generally accepted accounting principles (GAAP), and they conform to general practices within the banking industry. We use a significant amount of judgment and estimates based on assumptions for which the actual results are uncertain when we make the estimations. We have identified our policy covering the allowance for loan losses as being particularly sensitive in terms of judgments and the extent to which significant estimates are used. For more information on this critical accounting policy, please refer to our 2005 Annual Report on Form 10-KSB.

Results of Operations

Our net income for the three and six months ended June 30, 2006, was $427,000 and $872,000, respectively, as compared with $348,000 and $628,000, respectively, reported in the same periods of 2005. Earning assets increased 22.1% in the first six months of 2006 over the 2005 levels for the same period. An overview of the more significant matters affecting our results of operations follows:

•
Average loans grew at a pace of 22.4% and 22.7%, respectively, for the three and six months ended June 30, 2006, over the same periods of 2005. With the growth in certificates of deposit and other borrowings, we were able to fund the increased loan demand.

•
With the double-digit growth in average earning assets and the favorable mix of earning assets and deposits, we grew our net interest income (before provision for loan losses) $260,000 and $586,000, or 15.7% and 18.0%, respectively, during the three and six months ended June 30, 2006, over the comparable periods of 2005.

•
While our operating expenses increased in 2006 over 2005, the growth in noninterest expenses lagged growth in earning assets, with increases of $203,000 and $351,000, or 16.1% and 13.4%, respectively, for the three and six months ended June 30, 2006, over the comparable periods of 2005.

•	We continue to improve our return on stockholders’ equity, which for the six months ended June 30, 2006, was 11.37% as compared with 8.87% for the same period in 2005.

Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three and six months ended June 30, 2006):
	Three Months	Six Months	Year Ended
	Ended	Ended	December 31,
	June 30, 2006	June 30, 2006	2005

Return on average assets	0.77%	0.80%	0.76%
Return on average equity	10.95%	11.37%	10.13%
Interest-rate spread	3.02%	3.14%	3.40%
Net interest margin	3.78%	3.86%	3.95%
Noninterest expenses to average assets	2.64%	2.73%	2.75%

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

Back to Index

We expect to meet our liquidity needs with:

•	Available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $17.1 million at June 30, 2006;
•	The repayment of loans, which include loans with a remaining maturity of one year or less (excluding those in nonaccrual status) totaling $96.8 million;
•	Proceeds of unpledged securities available-for-sale and principal repayments from mortgage-backed securities;
•	Growth in deposits; and,
•	If necessary, borrowing against approved lines of credit and other alternative funding strategies.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $8.2 million at June 30, 2006, as compared to $3.2 million at December 31, 2005. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis. We regularly review our liquidity position and have implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the statement of financial condition and funding from non-core sources.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. We had core deposits totaling $147.3 million at June 30, 2006, and $141.2 million at December 31, 2005, an increase of 4.3%. We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future.

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

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities. At June 30, 2006, we had commitments to originate loans totaling $32.3 million, and had issued, but unused, standby letters of credit of $1.5 million for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following June 30, 2006, total $59.6 million. We believe that adequate resources exist to fund all our anticipated commitments, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

Capital. We are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. FDIC’s Prompt Corrective Action regulations are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of June 30, 2006, that we met all minimum capital adequacy requirements to which we are subject.

Back to Index

As of the most recent reporting period for the quarter ended June 30, 2006, Oceanside’s ratios exceeded the minimum levels for the well-capitalized category. An institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. At June 30, 2006, Oceanside’s actual capital amounts and percentages are presented in the following table (dollars in thousands):

	Actual		Minimum (1)		Well-Capitalized(2)
	Amount	%	Amount	%	Amount	%

Total capital to risk-weighted assets	$20,932	11.07%	$15,122	8.00%	$18,903	10.00%
Tier 1 capital to risk-weighted assets	$19,423	10.28%	$7,561	4.00%	$11,342	6.00%
Tier 1 capital to average assets	$19,423	8.72%	$8,908	4.00%	$11,135	5.00%

(1) The minimum required for adequately capitalized purposes.
(2) To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations for banks.

There are no conditions or events since June 30, 2006, that management believes have changed Oceanside’s category.

Effective March 30, 2006, the Federal Reserve raised the threshold for reporting risk-based capital ratios for a Small Bank Holding Company from $150 million to $500 million. Accordingly, we do not calculate or report risk-based capital ratios for the Holding Company.

Asset Quality

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential problem loans. Our judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that we believe to be reasonable, but which may or may not be valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

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

At June 30, 2006, we had thirteen loans totaling approximately $1,011,000 classified as substandard. Two of the substandard loans were past due over ninety days and classified as nonaccrual and considered nonperforming. Subsequent to June 30, 2006, all of the substandard loans are either performing according to terms or principal reductions have been made. In management’s opinion, adequate reserves have been established for the substandard loans. Three loans totaling approximately $178,000 were classified as doubtful. Two of the loans classified doubtful were 85%-guaranteed by the SBA, leaving a maximum exposure on all three doubtful loans of approximately $35,000, all of which has been fully reserved. We had no loans classified as loss at June 30, 2006.

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

Back to Index

A summary of balances in the allowance for loan losses and key ratios follows (dollars in thousands):

	For the Six	For the Twelve
	Months Ended	Months Ended
	June 30, 2006	December 31, 2005

End of period loans (net of deferred fees)	$168,158	$152,803
End of period allowance for loan losses	$1,509	$1,552
% of allowance for loan losses to total loans	0.90%	1.02%
Average loans for the period	$162,802	$141,587
Net charge-offs as a percentage of average loans
for the period (annualized for 2006)	0.17%	0.06%
Nonperforming assets:
Nonaccrual loans	$139	$202
Loans past due 90 days or more and still accruing	-	-
Other real estate owned	-	-
Other repossessed assets	-	-
	$139	$202
Nonperforming assets to period end loans	0.08%	0.13%
Nonperforming assets to period end total assets	0.06%	0.09%

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

Back to Index

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

	For the Three Months Ended June 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$165,070	$3,271	7.95%	$134,874	$2,306	6.86%
Investment securities (1)	36,157	376	4.67%	34,293	320	4.23%
Other interest-earning assets	7,553	93	4.94%	2,802	23	3.29%

Total interest-earning assets (1)	208,780	3,740	7.27%	171,969	2,649	6.28%

Noninterest-earning assets	14,065			15,079

Total assets	$222,845			$187,048

Interest-bearing liabilities:
Demand, money market
and NOW deposits	$39,164	314	3.22%	$40,729	196	1.93%
Savings	5,100	16	1.26%	6,125	11	0.72%
Certificates of deposit	103,232	1,210	4.70%	72,174	621	3.45%
Other borrowings	24,064	279	4.65%	20,806	160	3.08%

Total interest-bearing liabilities	171,560	1,819	4.25%	139,834	988	2.83%

Noninterest-bearing liabilities	35,650			32,821
Stockholders’ equity	15,635			14,393
Total liabilities and
stockholders’ equity	$222,845			$187,048

Net interest income before
provision for loan losses		$1,921			$1,661

Interest-rate spread			3.02%			3.45%
Net interest margin (1)			3.78%			3.97%
Ratio of average interest-earning assets
to average interest-bearing liabilities	121.70%			122.98%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Back to Index

	For the Six Months Ended June 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$162,802	$6,386	7.91%	$132,664	$4,423	6.72%
Investment securities (1)	37,104	765	4.63%	32,054	588	4.22%
Other interest-earning assets	5,442	131	4.85%	3,462	48	2.80%

Total interest-earning assets (1)	205,348	7,282	7.24%	168,180	5,059	6.17%

Noninterest-earning assets	14,022			14,797

Total assets	$219,370			$182,977

Interest-bearing liabilities:
Demand, money market
and NOW deposits	$39,702	592	3.01%	$41,656	375	1.82%
Savings	5,319	29	1.10%	6,294	23	0.74%
Certificates of deposit	99,373	2,256	4.58%	69,415	1,118	3.25%
Other borrowings	24,607	560	4.59%	19,619	284	2.92%

Total interest-bearing liabilities	169,001	3,437	4.10%	136,984	1,800	2.65%

Noninterest-bearing liabilities	34,899			31,723
Stockholders’ equity	15,470			14,270
Total liabilities and
stockholders’ equity	$219,370			$182,977

Net interest income before
provision for loan losses		$3,845			$3,259

Interest-rate spread			3.14%			3.52%
Net interest margin (1)			3.86%			4.01%
Ratio of average interest-earning assets
to average interest-bearing liabilities	121.51%			122.77%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Back to Index

Analysis of Changes in Net Interest Income

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for the three and six months periods ended June 30, 2006, compared to the same periods in 2005, respectively. For purposes of these tables, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis (dollars in thousands):

	Three Months Ended June 30,
	2006 vs. 2005
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$367	$516	$82	$965
Investment securities	38	20	(2)	56
Other interest-earning assets	12	39	19	70
Total interest-earning assets	417	575	99	1,091

Interest-bearing liabilities:
Demand, money market and NOW deposits	131	(8)	(5)	118
Savings	8	(2)	(1)	5
Certificates of deposit	225	267	97	589
Other borrowings	81	25	13	119
Total interest-bearing liabilities	445	282	104	831

Net interest income	$(28)	$293	$(5)	$260

	Six Months Ended June 30,
	2006 vs. 2005
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$783	$1,004	$176	$1,963
Investment securities	65	106	6	177
Other interest-earning assets	35	27	21	83
Total interest-earning assets	883	1,137	203	2,223

Interest-bearing liabilities:
Demand, money market and NOW deposits	246	(18)	(11)	217
Savings	11	(4)	(1)	6
Certificates of deposit	458	483	197	1,138
Other borrowings	162	72	42	276
Total interest-bearing liabilities	877	533	227	1,637

Net interest income	$6	$604	$(24)	$586

Comparison of Three Months Ended June 30, 2006 and 2005

Interest Income and Expense

Interest Income. Interest income was $3,740,000 and $2,649,000 for the three months ended June 30, 2006 and 2005, respectively. An increase in yields on average interest-earning assets of 99 basis points, or 15.8%, and the favorable growth in average interest-earning assets of $36.8 million, or 21.4%, contributed to an overall growth rate of 41.2% for interest income. The increase in yields was the result of increases in the interest rate environment and improvements in the mix in average interest-earning assets. Average loans, as a percentage of average interest-earning assets, increased to 79.1% in the second quarter of 2006 as compared with 78.4% in 2005. We saw a shift in

Back to Index

the percentage of average investment securities to 17.3% in 2006 from 19.9% in 2005, while the percentage of average other interest-earning assets to total average interest-earning assets shifted from 1.6% in 2005 to 3.6% in 2006. With the recent increases in short-term interest rates, our yield on other interest-earning assets was 4.94% as compared with 4.67% for investment securities in 2006. This compares with 3.29% and 4.23%, respectively, in 2005. This shift in rates between other interest-earning assets and investment securities, along with increases in volume, also contributed to the overall increase in interest income.

Interest Expense. Interest expense was $1,819,000 and $988,000 for the three months ended June 30, 2006, and 2005, respectively. As a result of the increasing interest rate environment and our growth in average interest-bearing liabilities of $31.7 million, or 22.7%, during this period, interest expense increased $831,000, or 84.1%. Our average cost of funds (interest-bearing liabilities) rose to 4.25% compared with 2.83% in 2006 over the same period in 2005. A shift change in the mix of our interest-bearing deposits, along with increases in the overall interest rates in our market area, contributed to the rise in our cost of funds. Certificates of deposit, with an average cost of funds of 4.70% in 2006 and 3.45% in 2005, represented approximately 60.2% of our total interest-bearing liabilities in 2006 as compared with 51.6% in 2005. We experienced a decline in our mix of demand and savings deposits during 2006 of 6.3% and 1.4%, respectively, from 2005 levels. The shift from lower costing deposits to higher costing deposits can be attributed, in part, to the current interest rate environment.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses was $1,921,000 and $1,661,000 for the three months ended June 30, 2006 and 2005, respectively. The net interest margin for the second quarter of 2006 was 3.78% as compared with the net interest margin in 2005 of 3.97%, a decrease of 19 basis points. Given our composition of interest-bearing liabilities, we experienced a more rapid increase in our cost of funds of 1.42%, while the rates we earned on our earning assets increased by 0.99% in the second quarter of 2006 over the same period of 2005.

Provision for Loan Losses

We recorded provisions for loan losses totaling $84,000 and $143,000 for the three months ended June 30, 2006 and 2005, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio and the decline in nonperforming loans and other assets from December 31, 2005.

Noninterest Income and Expenses

Noninterest Income. Total noninterest income increased to $259,000 for the three months ended June 30, 2006, compared with $216,000 for the same period in 2005. Fees and service charges on deposit accounts increased $18,000, or 14.3%, in 2006 versus the same period in 2005. Higher fees assessed on returned (or NSF) checks accounted for substantially all of this increase. Mortgage banking fees were flat at $25,000 in the second quarters of 2006 and 2005. A gain of $8,000 was recorded on the redemption of held-to-maturity securities during the second quarter of 2006. The remaining other fees and income increased $17,000, or 26.2%, principally due to increases in other per item charges assessed by us for other banking services.

Noninterest Expenses. Increases in noninterest expenses of 16.1% associated with our continued growth, including higher personnel costs, occupancy expenses, and corporate governance costs partially offset our net income for the quarter ended June 30, 2006.

Provision for Income Taxes

The income tax provision was $205,000 for the three months ended June 30, 2006, an effective rate of 32.4%. This compares with an effective rate of 26.4% for the same period in 2005. The effective tax rates in 2006 and 2005 differ from the federal and state statutory rates principally due to nontaxable investment income. Tax-exempt income was $74,000 for the second quarter of 2006 as compared with $69,000 in 2005. This increase of 7.2% has not kept pace with the growth in taxable income and, accordingly, our effective rate has increased in 2006.

Comparison of Six Months Ended June 30, 2006 and 2005

Interest Income and Expense

Interest Income. Interest income was $7,282,000 and $5,059,000 for the six months ended June 30, 2006 and 2005, respectively. An increase in yields on average interest-earning assets of 107 basis points, or 17.3%, and the

Back to Index

favorable growth in average interest-earning assets of $37.2 million, or 22.1%, contributed to an overall growth rate of 43.9% for interest income. The increase in yields was the result of increases in the interest rate environment and improvements in the mix in average interest-earning assets. Average loans, as a percentage of average interest-earning assets, increased to 79.3% in 2006 as compared with 78.9% in 2005. We saw a shift in the percentage of average investment securities to 18.1% in 2006 from 19.1% in 2005, while the percentage of average other interest-earning assets to total average interest-earning assets shifted from 2.1% in 2005 to 2.7% in 2006. With the recent increases in short-term interest rates, our yield on other interest-earning assets was 4.85% as compared with 4.63% for investment securities in 2006. This compares with 2.80% and 4.22%, respectively, in 2005. This shift in rates between other interest-earning assets and investment securities, along with increases in volume, also contributed to the overall increase in interest income.

Interest Expense. Interest expense was $3,437,000 and $1,800,000 for the six months ended June 30, 2006, and 2005, respectively. As a result of the increasing interest rate environment and our growth in average interest-bearing liabilities of $32.0 million, or 23.4%, during this period, interest expense increased $1,637,000, or 90.9%. Our average cost of funds (interest-bearing liabilities) rose to 4.10% compared with 2.65% in 2006 over the same period in 2005. A shift in the mix of our interest-bearing deposits, along with increases in the overall interest rates in our market area, contributed to the rise in our cost of funds. Certificates of deposit, with an average cost of funds of 4.58% in 2006 and 3.25% in 2005, represented approximately 58.8% of our total interest-bearing liabilities in 2006 as compared with 50.7% in 2005. We experienced a decline in our mix of demand and savings deposits during 2006 of 6.9% and 1.4%, respectively, from 2005 levels. The shift from lower costing deposits to higher costing deposits can be attributed, in part, to the current interest rate environment.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses was $3,845,000 and $3,259,000 for the six months ended June 30, 2006 and 2005, respectively. The net interest margin for 2006 was 3.86% as compared with the net interest margin in 2005 of 4.01%, a decrease of 15 basis points. Given our composition of interest-bearing liabilities, we experienced a more rapid increase in our cost of funds of 1.45%, while the rates we earned on our earning assets increased by 1.07% in 2006 over 2005.

Provision for Loan Losses

We recorded provisions for loan losses totaling $96,000 and $173,000 for the six months ended June 30, 2006 and 2005, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio and the decline in nonperforming loans and other assets from December 31, 2005.

Noninterest Income and Expenses

Noninterest Income. Total noninterest income increased to $517,000 for the six months ended June 30, 2006, compared with $421,000 for the same period in 2005. Fees and service charges on deposit accounts increased $47,000, or 19.0%, in 2006 versus the same period in 2005. Higher fees assessed on returned (or NSF) checks accounted for substantially all of this increase. Mortgage banking fees of $61,000 in 2006 and $60,000 in 2005 were essentially flat. A gain of $8,000 was recorded on the redemption of held-to-maturity securities during the second quarter of 2006. The remaining other fees and income increased $40,000, or 35.4%, principally due to increases in other per item charges assessed by us for other banking services.

Noninterest Expenses. Increases in noninterest expenses of 13.4% associated with our continued growth, including higher personnel costs, occupancy expenses, and corporate governance costs partially offset our net income for the six months ended June 30, 2006.

Provision for Income Taxes

The income tax provision was $422,000 for the six months ended June 30, 2006, an effective rate of 32.6%. This compares with an effective rate of 29.1% for the same period in 2005. The effective tax rates in 2006 and 2005 differ from the federal and state statutory rates principally due to nontaxable investment income. Tax-exempt income was $143,000 for 2006 as compared with $138,000 in 2005. This increase of 3.6% has not kept pace with the growth in taxable income and, accordingly, our effective rate has increased in 2006.

Back to Index

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

The joint Audit Committee of Oceanside and Atlantic maintains an audit calendar prepared by the internal auditor for planning purposes. This audit calendar is submitted to the Boards of Oceanside and Atlantic for approval. Atlantic engages an external certified public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) to annually perform an independent audit, conducted in accordance with generally accepted auditing standards adopted by the PCAOB.

Periodically, Oceanside and Atlantic undergo regulatory examinations that include tests of the policies and operating procedures for loans, operations, accounting and compliance. The results of these examinations are presented by the regulators to the Boards of Oceanside and Atlantic.

Evaluation of Disclosure Controls and Procedures. Atlantic's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Atlantic's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on that evaluation, such officers have concluded that, as of the Evaluation Date, Atlantic's disclosure controls and procedures are effective in bringing to their attention, on a timely basis, material information relating to Atlantic (including its consolidated subsidiary) required to be included in Atlantic's periodic filings under the Exchange Act.

Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in Atlantic's internal controls or in other factors that could significantly affect those controls.

Back to Index

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

Item 4.     Submission of Matters to a Vote of Security Holders.

An Annual Meeting of Shareholders was held on April 27, 2006. At that meeting, a majority of the shareholders of record voted to elect a total of two Class III directors with terms to expire in 2009 (Proposal I); to ratify the Directors’ appointment of Stevens, Powell & Company, P.A., as the independent registered public accounting firm for Atlantic BancGroup, Inc., for the fiscal year ending December 31, 2006 (Proposal II); to approve the adjournment of the Annual Meeting to solicit additional proxies in the event that there were not sufficient votes to approve any one or more of the proposals at the 2006 Annual Meeting (Proposal III).

Proposal I

Class III Directors with Terms Expiring in 2009
Director	Votes For	Votes Against or Withheld	Votes Abstained
Conrad L. Williams	882,736	3,290	n/a
Dennis M. Wolfson	882,856	3,170	n/a

Proposal II

Votes For	Votes Against or Withheld	Votes Abstained
881,836	3,890	300

Proposal III

Votes For	Votes Against or Withheld	Votes Abstained
854,176	28,621	3,229

Item 6.     Exhibits.

The following exhibits are filed or incorporated by reference into this report. The exhibits marked with an (*) were previously filed as part of Atlantic’s Form 10-KSB for year ended December 31, 1999;

Exhibit No.	Description

3.1	Articles of Incorporation of Atlantic BancGroup, Inc. included in the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 1999 (*)
3.2	Bylaws of Atlantic BancGroup, Inc. (*)
4.1	Specimen Stock Certificate of Atlantic BancGroup, Inc. included in the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 1999 (*)
10.1	Software License Agreement dated as of October 6, 1997, between Oceanside and File Solutions, Inc. (*)

Back to Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

10.2	File Solutions Software Maintenance Agreement dated as of July 15, 1997, between Oceanside and SPARAK Financial Systems, Inc. (*)
10.3	Remote Data Processing Agreement dated as of March 3, 1997, between Oceanside and Bankers Data Services, Inc. (*)
10.4	Lease dated September 27, 2000, between MANT EQUITIES, LLC and Oceanside (Incorporated by reference to Exhibit 10.4 to Atlantic’s Form 10-KSB for year ended December 31, 2000)
10.5	Lease dated August 22, 2002, between PROPERTY MANAGEMENT SUPPORT, INC., and Oceanside (Incorporated by reference to Exhibit 10.5 to Atlantic’s Form 10-KSB for year ended December 31, 2002)
14	Code of Ethics for Senior Officers Policy (Incorporated by reference to Exhibit 14 to Atlantic’s Form 10-KSB for year ended December 31, 2003)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Back to Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic BancGroup, Inc.

Date: August 10, 2006	/s/ Barry W. Chandler
Barry W. Chandler
President and Chief Executive Officer

Date: August 10, 2006	/s/ David L. Young
David L. Young
Executive Vice President,
Chief Financial Officer, and
Corporate Secretary

Back to Index
- 27 -