Form 10QSB
period 2006-09-30
ATLANTIC BANCGROUP INC
filed 2006-11-14
CIK 1087790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________.

Commission File Number 001-15061

ATLANTIC BANCGROUP, INC.
(Exact Name of small business issuer as specified in its charter)

Florida	59-3543956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1315 S. Third Street
Jacksonville Beach, Florida 32250
(Address of Principal Executive Offices)

(904) 247-9494
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 3, 2006
Common Stock	Common Stock - 1,247,516
Par Value $0.01 per share

Transitional Small Business Format (check one): YES [  ] NO [X]

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

FORM 10-QSB - FOR THE QUARTER ENDED SEPTEMBER 30, 2006

INDEX

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands Except Per Share Data)

	September 30,
	2006	December 31,
	(Unaudited)	2005
ASSETS
Cash and due from banks	$8,745	$11,746
Federal funds sold	3,608	3,241
Total cash and cash equivalents	12,353	14,987
Investment securities, available-for-sale (including securities pledged
for customer repurchase agreements of $21,798 in 2006 and $23,954 in 2005)	31,286	32,440
Investment securities, held-to-maturity (market value of $8,282 in 2006 and
$5,983 in 2005)	8,093	5,850
Restricted stock, at cost	735	676
Loans, net	172,746	151,251
Bank premises and equipment	3,998	4,154
Accrued interest receivable	1,165	841
Deferred income taxes	995	851
Investment in unconsolidated subsidiary	93	93
Cash surrender value of bank-owned life insurance	2,521	2,453
Other assets	349	284

TOTAL	$234,334	$213,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand deposits	$32,015	$33,682
Interest-bearing (NOW) demand deposits	4,775	6,264
Money market deposits	39,612	38,358
Savings deposits	5,043	6,059
Time deposits, $100,000 and over	36,011	27,234
Other time deposits	71,617	56,883

Total deposits	189,073	168,480

Other borrowings	27,167	29,138
Accrued interest payable on deposits	245	160
Other liabilities	1,192	870

Total liabilities	217,677	198,648

Commitments and contingencies	-	-

Stockholders' equity:
Common stock	12	12
Additional paid-in capital	11,788	11,788
Retained earnings	5,224	3,816
Accumulated other comprehensive income:
Net unrealized holding losses on securities	(367)	(384)

Total stockholders' equity	16,657	15,232

TOTAL	$234,334	$213,880

Book value per common share	$13.35	$12.21

Common shares outstanding	1,247,516	1,247,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in Thousands Except Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest and fees on loans	$3,558	$2,691	$9,944	$7,114
Investment income on investment securities and
interest-bearing deposits in banks	408	342	1,186	930
Federal funds sold	85	28	216	76
Total interest income	4,051	3,061	11,346	8,120

Interest on deposits	1,708	1,021	4,585	2,537
Other borrowings and federal funds purchased	291	213	851	497
Total interest expense	1,999	1,234	5,436	3,034

Net interest income before provision for loan losses	2,052	1,827	5,910	5,086

Provision for loan losses	48	139	144	312

Net interest income after provision for loan losses	2,004	1,688	5,766	4,774

Noninterest income:
Service charges on deposit accounts	166	138	461	386
Mortgage banking fees	23	29	84	89
Gain on redemption of held-to-maturity securities	-	-	8	-
Other income	94	56	234	169
Total noninterest income	283	223	787	644

Noninterest expenses:
Salaries and employee benefits	756	644	2,223	1,937
Expenses of bank premises and fixed assets	301	287	910	764
Other operating expenses	439	391	1,335	1,242
Total noninterest expenses	1,496	1,322	4,468	3,943

Income before provision for income taxes	791	589	2,085	1,475

Provision for income taxes	255	181	677	439

Net income	536	408	1,408	1,036

Other comprehensive income, net of income taxes:
Unrealized holding gains (losses) arising during period	377	(159)	17	(198)

Comprehensive income	$913	$249	$1,425	$838

Earnings per common share
Basic	$0.43	$0.33	$1.13	$0.83
Dilutive	$0.43	$0.33	$1.13	$0.83

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net cash provided by operating activities:
Net income	$536	$408	$1,408	$1,036
Provision for loan losses	48	139	144	312
Depreciation and amortization	89	84	266	267
Net premium amortization and discount accretion	8	32	34	105
Net change in other assets and liabilities	955	(324)	(264)	(460)

Net cash provided by operating activities	1,636	339	1,588	1,260

Cash flows from investing activities:
Net (increase) decrease in:
Investment securities	(3,470)	(830)	(1,095)	(7,049)
Loans	(6,145)	(9,699)	(21,639)	(22,793)
Purchases of bank premises and equipment, net	(24)	(168)	(110)	(283)

Net cash used by investing activities	(9,639)	(10,697)	(22,844)	(30,125)

Cash flows from financing activities:
Net increase (decrease) in deposits	5,572	4,787	20,593	16,708
Proceeds from junior subordinated debentures, net	-	3,000	-	3,000
Proceeds from other borrowings, net of repayments	(2,353)	590	(1,971)	6,077

Net cash provided by financing activities	3,219	8,377	18,622	25,785

Net decrease in cash and cash equivalents	(4,784)	(1,981)	(2,634)	(3,080)

Cash and cash equivalents at beginning of period	17,137	17,074	14,987	18,173

Cash and cash equivalents at end of period	$12,353	$15,093	$12,353	$15,093

  The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars In Thousands)

					Net
					Unrealized
			Additional		Holding Gains	Total
	Common Stock		Paid-in	Retained	(Losses) on	Stockholders'
	Shares	Amount	Capital	Earnings	Securities	Equity

Balance, June 30, 2006	1,247,516	$12	$11,788	$4,688	$(744)	$15,744
Comprehensive income:
Net income for the quarter	-	-	-	536	-
Net change in unrealized
holding gains on securities	-	-	-	-	377

Total comprehensive income	-	-	-	-	-	913

Balance, September 30, 2006	1,247,516	$12	$11,788	$5,224	$(367)	$16,657

Balance, December 31, 2005	1,247,516	$12	$11,788	$3,816	$(384)	$15,232
Comprehensive income:
Net income for the nine months	-	-	-	1,408	-
Net change in unrealized
holding gains on securities	-	-	-	-	17

Total comprehensive income	-	-	-	-	-	1,425

Balance, September 30, 2006	1,247,516	$12	$11,788	$5,224	$(367)	$16,657

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

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

Our condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2005, and are incorporated herein by reference.

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

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

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

Recent Accounting Pronouncements - In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing Financial Assets, an amendment of SFAS No. 140 (“SFAS 156”). This statement amends SFAS 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value, if practical. The effective date of this statement is as of the beginning of its first fiscal year that begins after September 15, 2006; however, early adoption is permitted as of the beginning of any fiscal year, provided the entity has not issued financial statements for the interim period. The initial recognition and measurement of servicing assets and servicing liabilities are required to be applied prospectively to transactions occurring after the effective date. The adoption of SFAS 156 is not expected to materially impact our financial position, results of operations, or liquidity.

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

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. In developing this statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to materially impact our financial position, results of operations, or liquidity.

In September 2006, the FASB reached a consensus on EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The Task Force addressed the issue of how an employer should account for the deferred compensation or postretirement or postemployment benefit aspects of a split-dollar life insurance arrangement that is, in substance, an endorsement type of policy. The Task Force believes that an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. For example, if the employer has effectively agreed to maintain a life insurance policy during the employee's retirement, the cost of the insurance policy during postretirement periods should be accrued in accordance with either SFAS 106 or APB Opinion 12. Similarly, if the employer has effectively agreed to provide the employee with a death benefit, the employer should accrue, over the service period, a liability for the actuarial present value of the future death benefit as of the employee's expected retirement date, in accordance with either SFAS 106 or APB Opinion 12. This consensus is to be to be applied to fiscal years beginning after

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

December 15, 2007, with earlier application permitted. We have not completed our evaluation of this EITF; however, our initial assessment is that adoption will not materially impact our financial position, results of operations, or liquidity.

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share (“EPS”) amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2006 and 2005. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. For purposes of computing diluted EPS, the treasury stock method is used. We have no dilutive potential shares outstanding for 2006 or 2005. The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006	2005
Basic and diluted EPS computation:
Numerator - Net income	$536,000	$408,000
Denominator - Weighted average shares outstanding	1,247,516	1,247,516
Basic and diluted EPS	$0.43	$0.33

	Nine Months Ended September 30,
	2006	2005
Basic and diluted EPS computation:
Numerator - Net income	$1,408,000	$1,036,000
Denominator - Weighted average shares outstanding	1,247,516	1,247,516
Basic and diluted EPS	$1.13	$0.83

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):
	September 30, 2006				December 31, 2005
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale
Government agencies,
CMOs, and mortgage-
backed securities	$31,823	$32	$569	$31,286	$33,056	$29	$645	$32,440

Held-to-maturity
State, county, and
municipal bonds	8,093	191	2	8,282	5,850	193	60	5,983

Total investment securities	$39,916	$223	$571	$39,568	$38,906	$222	$705	$38,423

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

NOTE 3 - INVESTMENT SECURITIES (Continued)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of Atlantic to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The unrealized losses on investment securities available-for-sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Temporary decreases in fair value of securities available-for-sale at September 30, 2006, of $537,000 (less deferred income taxes of $170,000) are regarded as an adjustment to stockholders' equity totaling $367,000. The estimated fair value of securities is determined on the basis of market quotations.

At September 30, 2006, securities with an amortized cost of $873,000 and fair value of $929,000 were pledged to secure deposits of public funds from the State of Florida and treasury tax and loan deposits with the Federal Reserve.

At September 30, 2006, securities were sold under an agreement to repurchase with a fair value of $21.8 million, which effectively collateralizes overnight customer repurchase agreements totaling $21.8 million.

There were no securities of a single issuer, which are non-governmental or non-government sponsored, that exceeded 10% of stockholders’ equity at September 30, 2006.

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):
	September 30,	December 31,
	2006	2005
Real estate loans:
Nonfarm nonresidential	$68,926	$62,612
Construction, land development, and other land	47,894	37,905
Residential	41,202	35,048
	158,022	135,565
Commercial and industrial loans	10,641	11,901
Consumer and other loans	5,763	5,400
Total loan portfolio	174,426	152,866
Less, deferred fees	(115)	(63)
Less, allowance for loan losses	(1,565)	(1,552)

Loans, net	$172,746	$151,251

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses. We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb all estimated losses inherent in the loan portfolio. Activity in the allowance for loan losses follows (dollars in thousands):

	For the Nine	For the Twelve
	Months Ended	Months Ended
	September 30, 2006	December 31, 2005

Balance, beginning of period	$1,552	$1,296
Provisions charged to operating expenses	144	334
Loans, charged-off	(158)	(86)
Recoveries	27	8

Balance, end of period	$1,565	$1,552

We had one loan totaling $83,000 categorized as nonaccrual at September 30, 2006, and one loan totaling $202,000 as nonaccrual at December 31, 2005.

NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):
	September 30,	December 31,
	2006	2005

Customer repurchase agreements	$21,774	$23,745
FHLB of Atlanta advances	2,300	2,300
Junior subordinated debentures	3,093	3,093

Total other borrowings	$27,167	$29,138

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition. Our exposure to credit loss is represented by the contractual amount of these commitments. We follow the same credit policies in making commitments as we do for on-balance sheet instruments. Financial instruments at September 30, 2006, consisted of commitments to extend credit approximating $28.7 million and standby letters of credit of $1.4 million.

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

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2006

NOTE 8 - REGULATORY CAPITAL

Oceanside is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2006, of the regulatory capital requirements and actual capital on a percentage basis for Oceanside:
		Regulatory
	Actual	Requirement

Total capital ratio to risk-weighted assets	11.22%	8.00%
Tier 1 capital ratio to risk-weighted assets	10.40%	4.00%
Tier 1 capital to average assets	8.78%	4.00%

Effective March 30, 2006, the Federal Reserve raised the threshold for reporting risk-based capital ratios for a Small Bank Holding Company from $150 million to $500 million. Accordingly, we do not calculate or report risk-based capital ratios for the Holding Company.

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Commercial Banking Operations. Atlantic, through its wholly-owned subsidiary, Oceanside, conducts commercial banking business consisting of attracting deposits and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate) and purchases of investments. Our profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (principally loans, investments, and federal funds sold), less the interest expense incurred on interest-bearing liabilities (customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Oceanside’s interest-rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, our profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective income tax rate. Noninterest income consists primarily of service fees on deposit accounts and mortgage banking fees. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, deposit insurance premiums paid to the FDIC, and other operating expenses.

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

Future Accounting Requirements

There are currently no pronouncements issued or that are scheduled for implementation during 2006 that are expected to have any significant impact on our accounting policies.

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

Results of Operations

Our net income for the three and nine months ended September 30, 2006, was $536,000 and $1,408,000, respectively, as compared with $408,000 and $1,036,000, reported in the same periods of 2005. Earning assets increased 19.6% in the first nine months of 2006 over the 2005 levels for the same period. An overview of the more significant matters affecting our results of operations follows:

•
Average loans grew at a pace of 16.0% and 20.3%, respectively, for the three and nine months ended September 30, 2006, over the same periods of 2005. With the growth in certificates of deposit and other borrowings, we were able to fund the increased loan demand.

•
With the double-digit growth in average earning assets and the favorable mix of earning assets and deposits, we grew our net interest income (before provision for loan losses) $225,000 and $824,000, or 12.3% and 16.2%, respectively, during the three and nine months ended September 30, 2006, over the comparable periods of 2005.

•
While our operating expenses increased in 2006 over 2005, the growth in noninterest expenses lagged growth in earning assets, with increases of $174,000 and $525,000, or 13.2% and 13.3%, respectively, for the three and nine months ended September 30, 2006, over the comparable periods of 2005.

•
We continue to improve our return on stockholders’ equity, which for the three and nine months ended September 30, 2006, was 13.2% and 11.96%, respectively, as compared with 10.99% and 9.58%, respectively, for the same periods in 2005.

Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three and nine months ended September 30, 2006):
	Three Months	Nine Months	Year Ended
	Ended	Ended	December 31,
	September 30, 2006	September 30, 2006	2005

Return on average assets	0.93%	0.85%	0.76%
Return on average equity	13.12%	11.96%	10.13%
Interest-rate spread	3.09%	3.12%	3.40%
Net interest margin	3.89%	3.88%	3.95%
Noninterest expenses to average assets	2.60%	2.69%	2.75%

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

Index

We expect to meet our liquidity needs with:

•	Available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $12.4 million at September 30, 2006;
•	The repayment of loans, which include loans with a remaining maturity of one year or less (excluding those in nonaccrual status) totaling $88.9 million;
•	Proceeds of unpledged securities available-for-sale and principal repayments from mortgage-backed securities;
•	Growth in deposits; and,
•	If necessary, borrowing against approved lines of credit and other alternative funding strategies.

Short-Term Investments. Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $3.6 million at September 30, 2006, as compared to $3.2 million at December 31, 2005. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis. We regularly review our liquidity position and have implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the statement of financial condition and funding from non-core sources.

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

Core Deposits. Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. We had core deposits totaling $153.1 million at September 30, 2006, and $141.2 million at December 31, 2005, an increase of 8.4%. We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future.

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

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities. At September 30, 2006, we had commitments to originate loans totaling $28.7 million, and had issued, but unused, standby letters of credit of $1.4 million for the same period. In addition, scheduled maturities of certificates of deposit during the 12 months following September 30, 2006, total $44.7 million. We believe that adequate resources exist to fund all our anticipated commitments, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of September 30, 2006, that we met all minimum capital adequacy requirements to which we are subject.

Index

As of the most recent reporting period for the quarter ended September 30, 2006, Oceanside’s ratios exceeded the minimum levels for the well-capitalized category. An institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. At September 30, 2006, Oceanside’s actual capital amounts and percentages are presented in the following table (dollars in thousands):

	Actual		Minimum(1)		Well-Capitalized(2)
	Amount	%	Amount	%	Amount	%

Total capital to risk-weighted assets	$21,573	11.22%	$15,387	8.00%	$19,234	10.00%
Tier 1 capital to risk-weighted assets	$20,008	10.40%	$7,694	4.00%	$11,540	6.00%
Tier 1 capital to average assets	$20,008	8.78%	$9,119	4.00%	$11,399	5.00%

(1) The minimum required for adequately capitalized purposes.
(2) To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations for banks.

There are no conditions or events since September 30, 2006, that management believes have changed Oceanside’s category.

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

Asset Classification. Commercial banks are required to review and, when appropriate, classify their assets on a regular basis. The State of Florida and the FDIC have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution establishes a specific reserve for the full amount of the portion of the asset classified as loss. All or a portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Assets that do not warrant classification in the aforementioned categories, but possess weaknesses, are classified by us as special mention and monitored.

At September 30, 2006, we had eight loan relationships totaling approximately $875,000 classified as substandard. One loan totaling approximately $83,000 was classified as doubtful with 85% guaranteed by the SBA, leaving a maximum exposure of approximately $13,000, all of which has been fully reserved. We had no loans classified as loss at September 30, 2006.

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

Index

A summary of balances in the allowance for loan losses and key ratios follows (dollars in thousands):

	For the Nine	For the Twelve
	Months Ended	Months Ended
	September 30, 2006	December 31, 2005

End of period loans (net of deferred fees)	$174,311	$152,803
End of period allowance for loan losses	$1,565	$1,552
% of allowance for loan losses to total loans	0.90%	1.02%
Average loans for the period	$165,482	$141,587
Net charge-offs as a percentage of average loans
for the period (annualized for 2006)	0.11%	0.06%
Nonperforming assets:
Nonaccrual loans	$83	$202
Loans past due 90 days or more and still accruing	-	-
Other real estate owned	-	-
Other repossessed assets	-	-
	$83	$202
Nonperforming assets to period end loans	0.05%	0.13%
Nonperforming assets to period end total assets	0.04%	0.09%

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

We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest- rate swaps. We actively monitor and manage interest-rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on the asset-liability structure to control interest-rate risk. However, a sudden and substantial change in interest rates could adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in our market risk exposure since December 31, 2005.

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

	For the Three Months Ended September 30,
	2006			2005
		Average	Interest		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$170,753	$3,558	8.27%	$147,145	$2,691	7.26%
Investment securities and
interest-bearing deposits (1)	37,862	408	4.84%	35,715	342	4.27%
Other interest-earning assets	6,175	85	5.46%	3,484	28	3.19%

Total interest-earning assets (1)	214,790	4,051	7.58%	186,344	3,061	6.61%

Noninterest-earning assets	13,463			13,299

Total assets	$228,253			$199,643

Interest-bearing liabilities:
Demand, money market
and NOW deposits	$42,515	408	3.81%	$42,763	244	2.26%
Savings	5,161	19	1.46%	6,229	12	0.76%
Certificates of deposit	105,012	1,281	4.84%	79,922	765	3.80%
Other borrowings	23,903	291	4.83%	23,740	213	3.56%

Total interest-bearing liabilities	176,591	1,999	4.49%	152,654	1,234	3.21%

Noninterest-bearing liabilities	35,458			32,261
Stockholders’ equity	16,204			14,728
Total liabilities and
stockholders’ equity	$228,253			$199,643

Net interest income before
provision for loan losses		$2,052			$1,827

Interest-rate spread			3.09%			3.40%
Net interest margin (1)			3.89%			3.98%
Ratio of average interest-earning assets
to average interest-bearing liabilities	121.63%			122.07%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Index

	For the Nine Months Ended September 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$165,482	$9,944	8.03%	$137,544	$7,114	6.92%
Investment securities and
interest-bearing deposits (1)	37,370	1,186	4.74%	33,288	930	4.24%
Other interest-earning assets	5,679	216	5.09%	3,470	76	2.93%

Total interest-earning assets (1)	208,531	11,346	7.36%	174,302	8,120	6.32%

Noninterest-earning assets	13,849			14,368

Total assets	$222,380			$188,670

Interest-bearing liabilities:
Demand, money market
and NOW deposits	$40,646	1,000	3.29%	$42,029	619	1.97%
Savings	5,266	48	1.22%	6,272	35	0.75%
Certificates of deposit	101,273	3,537	4.67%	72,949	1,883	3.45%
Other borrowings	24,370	851	4.67%	21,087	497	3.15%

Total interest-bearing liabilities	171,555	5,436	4.24%	142,337	3,034	2.85%

Noninterest-bearing liabilities	35,089			31,882
Stockholders’ equity	15,736			14,451
Total liabilities and
stockholders’ equity	$222,380			$188,670

Net interest income before
provision for loan losses		$5,910			$5,086

Interest-rate spread			3.12%			3.47%
Net interest margin (1)			3.88%			4.00%
Ratio of average interest-earning asset
to average interest-bearing liabilities	121.55%			122.46%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Index

Analysis of Changes in Net Interest Income

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of interest-earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for the three and nine months periods ended September 30, 2006, compared to the same periods in 2005, respectively. For purposes of these tables, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis (dollars in thousands):

	Three Months Ended September 30,
	2006 vs. 2005
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$375	$432	$60	$867
Investment securities and interest-bearing deposits	52	23	(9)	66
Other interest-earning assets	20	22	15	57
Total interest-earning assets	447	477	66	990

Interest-bearing liabilities:
Demand, money market and NOW deposits	167	(1)	(2)	164
Savings	11	(2)	(2)	7
Certificates of deposit	210	240	66	516
Other borrowings	76	1	1	78
Total interest-bearing liabilities	464	238	63	765

Net interest income	$(17)	$239	$3	$225

	Nine Months Ended September 30,
	2006 vs. 2005
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$1,142	$1,446	$242	$2,830
Investment securities and interest-bearing deposits	125	129	2	256
Other interest-earning assets	56	49	35	140
Total interest-earning assets	1,323	1,624	279	3,226

Interest-bearing liabilities:
Demand, money market and NOW deposits	415	(20)	(14)	381
Savings	22	(6)	(3)	13
Certificates of deposit	666	731	257	1,654
Other borrowings	240	77	37	354
Total interest-bearing liabilities	1,343	782	277	2,402

Net interest income	$(20)	$842	$2	$824

Comparison of Three Months Ended September 30, 2006 and 2005

Interest Income and Expense

Interest Income. Interest income was $4,051,000 and $3,061,000 for the three months ended September 30, 2006 and 2005, respectively. An increase in yields on average interest-earning assets of 97 basis points, or 14.7%, and the favorable growth in average interest-earning assets of $28.4 million, or 15.3%, contributed to an overall growth rate of 32.3% for interest income. The increase in yields was the result of increases in the interest rate environment and improvements in the mix in average interest-earning assets. Average loans, as a percentage of average interest-earning assets, increased to 79.5% in the third quarter of 2006 as compared with 79.0% in 2005. We saw a shift in the percentage of average investment securities and interest-bearing deposits to 17.6% in 2006 from 19.2% in 2005,

Index

while the percentage of average other interest-earning assets to total average interest-earning assets shifted from 1.9% in 2005 to 2.9% in 2006. With the recent increases in short-term interest rates, our yield on other interest-earning assets was 5.46% as compared with 4.84% for investment securities and interest-bearing deposits in 2006. This compares with 3.19% and 4.27%, respectively, in 2005. This shift in rates between other interest-earning assets and investment securities, along with increases in volume, also contributed to the overall increase in interest income.

Interest Expense. Interest expense was $1,999,000 and $1,234,000 for the three months ended September 30, 2006, and 2005, respectively. As a result of the increasing interest rate environment and our growth in average interest-bearing liabilities of $23.9 million, or 15.7%, during this period, interest expense increased $765,000, or 62.0%. Our average cost of funds (interest-bearing liabilities) rose to 4.49% compared with 3.21% in 2006 over the same period in 2005. A shift in the mix of our interest-bearing deposits, along with increases in the overall interest rates in our market area, contributed to the rise in our cost of funds. Certificates of deposit, with an average cost of funds of 4.84% in 2006 and 3.80% in 2005, represented approximately 59.5% of our total interest-bearing liabilities in 2006 as compared with 52.4% in 2005. We experienced a decline in our mix of demand and savings deposits during 2006 to 24.1% and 2.9%, respectively, as compared with 2005 levels of 28.0% and 4.1%, respectively. The shift from lower costing deposits to higher costing deposits can be attributed, in part, to the current interest rate environment.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses was $2,052,000 and $1,827,000 for the three months ended September 30, 2006 and 2005, respectively. The net interest margin for the third quarter of 2006 was 3.89% as compared with the net interest margin in 2005 of 3.98%, a decrease of 9 basis points. Given our composition of interest-bearing liabilities, we experienced a more rapid increase in our cost of funds of 1.28%, while the rates we earned on our earning assets increased by 0.97% in the third quarter of 2006 over the same period of 2005.

Provision for Loan Losses

We recorded provisions for loan losses totaling $48,000 and $139,000 for the three months ended September 30, 2006 and 2005, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio and the decline in nonperforming loans and other assets from December 31, 2005.

Noninterest Income and Expenses

Noninterest Income. Total noninterest income increased to $283,000 for the three months ended September 30, 2006, compared with $223,000 for the same period in September 30, 2005. Fees and service charges on deposit accounts increased $28,000, or 20.3%, in 2006 versus the same period in 2005. Higher fees assessed on returned (or NSF) checks accounted for substantially all of this increase. Mortgage banking fees declined $6,000, or 20.7%, during this period reflecting trends in the residential lending market. The remaining other fees and income increased $38,000, or 67.9%, principally due to increases in usage and per item charges assessed by us for other banking services.

Noninterest Expenses. Increases in noninterest expenses of 13.2% associated with our continued growth, including higher personnel costs, occupancy expenses, and corporate governance costs partially offset our net income for the quarter ended September 30, 2006.

Provision for Income Taxes

The income tax provision was $255,000 for the three months ended September 30, 2006, an effective rate of 32.2%. This compares with an effective rate of 30.7% for the same period in 2005. The effective tax rates in 2006 and 2005 differ from the federal and state statutory rates principally due to nontaxable investment income. Tax-exempt income was $89,000 for the third quarter of 2006 as compared with $69,000 in 2005. This increase of 29.0% has not kept pace with the growth in taxable income and, accordingly, our effective rate has increased in 2006.

Comparison of Nine Months Ended September 30, 2006 and 2005

Interest Income and Expense

Interest Income. Interest income was $11,346,000 and $8,120,000 for the nine months ended September 30, 2006 and 2005, respectively. An increase in yields on average interest-earning assets of 104 basis points, or 16.5%, and the favorable growth in average interest-earning assets of $34.2 million, or 19.6%, contributed to an overall growth rate of 39.7% for interest income. The increase in yields was the result of increases in the interest rate environment

Index

and improvements in the mix in average interest-earning assets. Average loans, as a percentage of average interest-earning assets, increased to 79.4% in 2006 as compared with 78.9% in 2005. We saw a shift in the percentage of average investment securities and interest-bearing deposits to 17.9% in 2006 from 19.1% in 2005, while the percentage of average other interest-earning assets to total average interest-earning assets shifted from 2.0% in 2005 to 2.7% in 2006. With the recent increases in short-term interest rates, our yield on other interest-earning assets was 5.09% as compared with 4.74% for investment securities and interest-bearing deposits in 2006. This compares with 2.94% and 4.24%, respectively, in 2005. This shift in rates between other interest-earning assets and investment securities, along with increases in volume, also contributed to the overall increase in interest income.

Interest Expense. Interest expense was $5,436,000 and $3,034,000 for the nine months ended September 30, 2006, and 2005, respectively. As a result of the increasing interest rate environment and our growth in average interest-bearing liabilities of $29.2 million, or 20.5%, during this period, interest expense increased $2,402,000, or 79.2%. Our average cost of funds (interest-bearing liabilities) rose to 4.24% in 2006 compared with 2.85% in the same period in 2005. A shift in the mix of our interest-bearing deposits, along with increases in the overall interest rates in our market area, contributed to the rise in our cost of funds. Certificates of deposit, with an average cost of funds of 4.67% in 2006 and 3.45% in 2005, represented approximately 59.0% of our total interest-bearing liabilities in 2006 as compared with 51.3% in 2005. We experienced a decline in our mix of demand and savings deposits during 2006 to 23.7% and 3.1%, respectively, as compared with 2005 levels of 29.5% and 4.4%, respectively. The shift from lower costing deposits to higher costing deposits can be attributed, in part, to the current interest rate environment.

Net Interest Income before Provision for Loan Losses. Net interest income before provision for loan losses was $5,910,000 and $5,086,000 for the nine months ended September 30, 2006 and 2005, respectively. The net interest margin for 2006 was 3.88% as compared with the net interest margin in 2005 of 4.00%, a decrease of 12 basis points. Given our composition of interest-bearing liabilities, we experienced a more rapid increase in our cost of funds of 1.39%, while the rates we earned on our earning assets increased by 1.04% in 2006 over 2005.

Provision for Loan Losses

We recorded provisions for loan losses totaling $144,000 and $312,000 for the nine months ended September 30, 2006 and 2005, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio and the decline in nonperforming loans and other assets from December 31, 2005.

Noninterest Income and Expenses

Noninterest Income. Total noninterest income increased to $787,000 for the nine months ended September 30, 2006, compared with $644,000 for the same period in September 30, 2005. Fees and service charges on deposit accounts increased $75,000, or 19.4%, in 2006 versus the same period in 2005. Higher fees assessed on returned (or NSF) checks accounted for substantially all of this increase. Mortgage banking fees of $84,000 in 2006 and $89,000 in 2005 were 5.6% lower. The remaining other fees and income increased $65,000, or 38.5%, principally due to increases in usage and per item charges assessed by us for other banking services.

Noninterest Expenses. Increases in noninterest expenses of 13.3% associated with our continued growth, including higher personnel costs, occupancy expenses, and corporate governance costs partially offset our net income for the nine months ended September 30, 2006.

Provision for Income Taxes

The income tax provision was $677,000 for the nine months ended September 30, 2006, an effective rate of 32.5%. This compares with an effective rate of 29.8% for the same period in 2005. The effective tax rates in 2006 and 2005 differ from the federal and state statutory rates principally due to nontaxable investment income. Tax-exempt income was $232,000 for 2006 as compared with $207,000 in 2005. This increase of 12.1% has not kept pace with the growth in taxable income and, accordingly, our effective rate has increased in 2006.

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

Index

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

Item 5.	Other Information

We filed a Current Report on Form 8-K, for an event dated September 29, 2006, announcing the resignation of Stevens, Powell & Company, P.A., as our independent registered public accounting firm and the appointment of Mauldin & Jenkins, LLC, as our independent registered public accounting firm, effective September 29, 2006.

Item 6.	Exhibits.

The following exhibits are filed or incorporated by reference into this report. The exhibits marked with an (*) were previously filed as part of Atlantic’s Form 10-KSB for year ended December 31, 1999;

Exhibit No.	Description

3.1	Articles of Incorporation of Atlantic BancGroup, Inc. included in the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 1999 (*)
3.2	Bylaws of Atlantic BancGroup, Inc. (*)
4.1	Specimen Stock Certificate of Atlantic BancGroup, Inc. included in the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 17, 1999 (*)
10.1	Software License Agreement dated as of October 6, 1997, between Oceanside and File Solutions, Inc. (*)
10.2	File Solutions Software Maintenance Agreement dated as of July 15, 1997, between Oceanside and SPARAK Financial Systems, Inc. (*)
10.3	Remote Data Processing Agreement dated as of March 3, 1997, between Oceanside and Bankers Data Services, Inc. (*)
10.4	Lease dated September 27, 2000, between MANT EQUITIES, LLC and Oceanside (Incorporated by reference to Exhibit 10.4 to Atlantic’s Form 10-KSB for year ended December 31, 2000)
10.5	Lease dated August 22, 2002, between PROPERTY MANAGEMENT SUPPORT, INC., and Oceanside (Incorporated by reference to Exhibit 10.5 to Atlantic’s Form 10-KSB for year ended December 31, 2002)
10.6	Change in Control Agreement for Barry W. Chandler
10.7	Change in Control Agreement for David L. Young
10.8	Change in Control Agreement for Grady R. Kearsey
14	Code of Ethics for Senior Officers Policy (Incorporated by reference to Exhibit 14 to Atlantic’s Form 10-KSB for year ended December 31, 2003)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic BancGroup, Inc.

Date: November 3, 2006	/s/ Barry W. Chandler
Barry W. Chandler
President and Chief Executive Officer

Date: November 3, 2006	/s/ David L. Young
David L. Young
Executive Vice President,
Chief Financial Officer, and
Corporate Secretary