Form 10KSB
period 2006-12-31
ATLANTIC BANCGROUP INC
filed 2007-03-29
CIK 1087790

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15061

ATLANTIC BANCGROUP, INC.
(Name of small business issuer in its charter)

Florida	59-3543956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1315 South Third Street, Jacksonville Beach, Florida	32250
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (904) 247-9494

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

The issuer’s revenues for its most recent fiscal year were $16,580,000.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer (1,009,195 shares) at February 28, 2007, was approximately $35.5 million based on the initial bid quoted price of $35.13 per share as quoted on the NASDAQ Capital Market.

As of February 28, 2007, there were issued and outstanding 1,247,516 shares of the issuer’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007, are incorporated into Part III, Items 9 through 13 of this Annual Report on Form 10-KSB.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

PART I

FORWARD-LOOKING STATEMENTS

Atlantic BancGroup, Inc., and our wholly-owned banking subsidiary, Oceanside Bank, may from time to time make written or oral statements, including statements contained in this report that may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation:

•	unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses,
•	increased competition with other financial institutions,
•	lack of sustained growth in the economy in our trade area,
•	rapid fluctuations or unanticipated changes in interest rates, and
•	changes in the legislative and regulatory environment.

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

Unless this Form 10-KSB indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Atlantic,” “Holding Company,” or “Oceanside” as used herein refer collectively to Atlantic BancGroup, Inc. and our subsidiary Oceanside Bank, which we sometimes refer to as “Oceanside,” “our bank subsidiary,” or “our bank.” References herein to the fiscal years 2004, 2005, and 2006 mean our fiscal years ended December 31, 2004, 2005, and 2006, respectively.

ITEM 1.	DESCRIPTION OF BUSINESS.

General

Atlantic BancGroup, Inc. On October 23, 1998, Atlantic BancGroup, Inc. (“Atlantic” or “Holding Company”) was incorporated in the State of Florida. On April 3, 1999, the shareholders of Oceanside Bank (“Oceanside” or “Bank”) approved the Agreement and Plan of Reorganization (“Reorganization”) whereby Oceanside became a wholly-owned subsidiary of the Holding Company. The Reorganization was completed on May 5, 1999. The Holding Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and now owns all of the voting shares of Oceanside. Our corporate offices are located at 1315 South Third Street, Jacksonville Beach, Florida.

Atlantic presently has no significant operations other than the operations of Oceanside. Oceanside, which is our primary source of income, is a state-chartered commercial bank. Oceanside does not have trust powers and, accordingly, no trust services are provided.

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

Oceanside Bank. Oceanside opened July 21, 1997, and operates as a community bank within our assessment area. Oceanside provides general commercial banking services to businesses and individuals. The principal business of Oceanside is to receive demand and time deposits from the public and to make loans and other investments. Oceanside operates from a main office located at 1315 South Third Street, Jacksonville Beach, Florida, and three branch offices that are located at 560 Atlantic Boulevard, Neptune Beach, Florida; 13799 Beach Boulevard, Jacksonville, Florida; and 1790 Kernan Boulevard South, Jacksonville, Florida.

Oceanside has defined its assessment area based on various factors, including its size, banking offices, geographic boundaries, lending expertise, management, and competition. Duval County and three census tracts in the Ponte Vedra area of St. Johns County have been designated as the institution's assessment area. Oceanside draws most of our customer deposits and conducts a significant portion of our lending transactions from and within our assessment area, which includes the “Beaches and West Beaches area” of Jacksonville, Florida. Duval and St. Johns Counties enjoy an abundant and educated work force, an attractive business environment, favorable cost-of-living comparisons to other metropolitan areas in the United States, and a good relationship between the private and public sectors.

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

Our principal strategy is to:

•	Expand our commercial and small business customer base within our assessment area,
•	Make real estate mortgage loans within our assessment area, as well as throughout Duval and the surrounding counties, and
•	Expand our consumer loan base within our assessment area.

Our belief is that the most profitable deposit relationships are characterized by high deposit balances, low frequency of transactions, and low distribution requirements. Being a community bank with local management, we are well-positioned to establish these relationships with smaller commercial customers and households.

Our sources of funds for loans and other investments include demand, time, savings, and other deposits, amortization and repayment of loans, sales to other lenders or institutions of loans or participations in loans, and other borrowings. Our principal sources of income are interest and fees collected on loans, and to a lesser extent, interest and dividends collected on other investments. Our principal expenses are interest paid on savings and other deposits, interest paid on other borrowings, employee compensation, office expenses, and other overhead and operational expenses. We offer several deposit accounts, including demand deposit accounts, negotiable order of withdrawal accounts (“NOW” accounts), money market accounts, savings, certificates of deposit, and various retirement accounts. During 2004, 2005, and 2006, we also obtained funds from customer repurchase agreements, which have been classified as other borrowings.

We have automated teller machines (the “ATMs”) located at each of our offices, and we are a member of an electronic banking network so that our customers may use the ATMs of other financial institutions. We also operate drive-in tellers and 24-hour depositories at each of our offices. As part of the strategy to offer innovative services to our customers, we offer on-line banking (“Internet Banking”) and Dial-a-Bank (“Telephone Banking”).

Our efforts are focused on filling the void created by the increasing number of locally-owned community banks that have been acquired by large regional holding companies, negatively impacting the personal nature of the delivery, quality, and availability of banking services in our assessment area and surrounding areas.

Competition

The banking industry, in general, and our market, in particular, is characterized by significant competition for both deposits and lending opportunities. In our market area, we compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and various other nonbank competitors. Competition for deposits may have the effect of increasing the rates of interest we will pay on deposits, which would increase our cost of money and possibly reduce our net earnings. Competition for loans may have the effect of lowering the rate of interest we will receive on our loans, which would lower our return on invested assets and possibly reduce our net earnings. Many of our competitors have been in existence for a significantly longer period of time than us, are larger and have greater financial and other resources and lending limits than us, and may offer certain services that we do not provide at this time. However, we feel the market is rich with opportunity to provide tailor-made custom banking products and services that cannot be provided by the large institutions that offer many banking products and services on an impersonal basis. As larger financial institutions have in recent years acquired community banks, we are able to cater to those customers looking for more personalized service.

Our profitability depends upon our ability to compete in this market area. At the present time, we are unable to predict to what degree competition may adversely affect our financial condition and operating results.

Our response to this highly competitive environment dictates that we:

•	review and act upon loan requests quickly with a locally-based loan committee,
•	maintain flexible, but prudent lending policies,
•	personalize service with emphasis on establishing long-term banking relationships with our customers, and
•	maintain a strong ratio of employees to customers to enhance the level of service.

Lending Activities

We offer a wide range of loans to individuals and small businesses and other organizations that are located, or conduct a substantial portion of their business, in our assessment area. At December 31, 2006, our consolidated total loans were $177.7 million, or 73.0%, of our total consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. We have no foreign loans or loans for highly-leveraged transactions.

Our loan portfolio is concentrated in three major areas: real estate loans, commercial loans, and consumer and other loans. A majority of our loans are made on a secured basis. As of December 31, 2006, approximately 91% of our total loan portfolio consisted of loans secured by mortgages on real estate. Of the total loans secured by mortgages on real estate, approximately 43% are secured by nonfarm nonresidential properties (commercial) and 32% are construction, land development, and other land loans, secured by real estate. The remaining 25% are secured by 1-4 family and multifamily residential properties.

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

We also solicit, accept applications for, and negotiate terms and conditions for fixed-rate and other residential mortgage loans on behalf of our customers that we broker to third-party correspondent mortgage lenders. During 2006, 2005, and 2004, we brokered loans totaling $11.0 million, $12.7 million and $9.1 million, respectively, which were closed by the correspondent mortgage lenders. We recorded brokering fees of $119,000, $114,000, and $106,000 in 2006, 2005, and 2004, respectively. Our ability to solicit, process, and broker residential mortgage loans is highly dependent on the general economy and interest rate environment as well as competition from other local and national mortgage bankers and brokers.

Our commercial loans include loans to individuals and small-to-medium-sized businesses located primarily in Duval and St. Johns Counties for working capital, equipment purchases, and various other business purposes. A majority of commercial loans are secured by real estate, equipment, or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest. Commercial lines of credit are typically granted on a one-year basis, with loan covenants. Other commercial loans with terms or amortization schedules of longer than one year will normally be made at interest rates that vary with the prime lending rate and will become payable in full in three to five years. Commercial loans not secured by real estate amounted to approximately 6% of our total loan portfolio as of December 31, 2006.

Our consumer loans and other loans consist primarily of loans to individuals for various consumer purposes, but include some business-purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers; however, consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed and variable interest rates, and are often based on an amortization schedule of up to five years. Consumer and other loans represent approximately 3% of our total loan portfolio at December 31, 2006.

Loan originations are derived from a number of sources. Loan originations can be attributed to direct solicitation by our loan officers, referrals from existing customers and borrowers, advertising, walk-in customers, and, in some instances, referrals from brokers.

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

Deposit Activities

Deposits are our major source of funds for loans and other investment activities. At December 31, 2006, our regular savings, demand, NOW, and money market deposit accounts comprised approximately 42% of our consolidated total deposits. Approximately 34% of our consolidated deposits at December 31, 2006, were certificates of deposit (or time deposits) of less than $100,000. Time deposits of $100,000 and over made up approximately 24% of our consolidated total deposits at December 31, 2006. Generally, our goal is to maintain the rates paid on our deposits at a competitive level. We do not currently have any brokered deposits.

Investment Activities

We are permitted to invest a portion of our assets in U.S. Government agency, state, county, and municipal obligations, certificates of deposit, collateralized mortgage obligations (“CMOs”), and federal funds sold. Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at minimal risks while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.

Our total investment portfolio may be invested in U.S. Treasury and general obligations of its agencies and state, county, and municipal obligations because such securities generally represent a minimal investment risk. Occasionally, we purchase certificates of deposits of national and state banks. These investments may exceed $100,000 in any one institution (the current limit of FDIC insurance for deposit accounts). CMOs are secured with Federal National Mortgage Association (“FNMA”) and General National Mortgage Association (“GNMA”) mortgage-backed securities and generally have a shorter life than the stated maturity. Federal funds sold is the excess cash we have available over and above daily cash needs. We invest this money on an overnight basis with approved correspondent banks.

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

Correspondent Banking

Correspondent banking involves one bank providing services to another bank that cannot provide those services for itself from an economic, regulatory, or practical standpoint. We purchase correspondent services offered by larger banks, including check collections, purchase of federal funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations, and sales of loans to, or participation with, correspondent banks. We have ongoing banking relationships with several correspondent banks. We also sell loan participations to correspondent banks with respect to loans that would exceed our lending limit.

Interest and Usury

Like other commercial banks, we are subject to state and federal statutes that affect the interest rates that may be charged on loans. These laws do not, under present market conditions, deter us from continuing the process of originating loans.

Supervision and Regulation

Both the Holding Company and Oceanside are subject to comprehensive regulation, examination, and supervision by the Federal Reserve, the Florida Department of Financial Services (“Department”) and the Federal Deposit Insurance Corporation (“FDIC”) and are subject to other laws and regulations applicable to bank holding companies and banks. Such regulations include limitations on loans to any single borrower and to our directors, officers, and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; disclosure of the costs and terms of such credit; and restrictions as to permissible investments. The Holding Company is examined periodically by the Federal Reserve, and the Bank is regularly examined by the Department and the FDIC. Both the Bank and the Holding Company submit periodic reports regarding their financial condition and other matters to their respective regulators. These agencies have a broad range of powers to enforce regulations under their respective jurisdictions, and to take discretionary actions determined to be for the protection of the safety and soundness of the Holding Company and Oceanside, including the issuance of cease and desist orders and the removal of directors and officers.

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

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be to substantially lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience, and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act (“CRA”).

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

The law also includes a minimum federal standard of financial privacy. Financial institutions are required to have written privacy policies that must be disclosed to customers. The disclosure of a financial institution’s privacy policy must take place at the time a customer relationship is established and not less than annually during the continuation of the relationship. The act also provides for the functional regulation of bank securities activities. The law repeals the exemption that banks were afforded from the definition of “broker,” and replaces it with a set of limited exemptions that allow the continuation of some historical activities performed by banks. In addition, the act amends the securities laws to include banks within the general definition of dealer. Regarding new bank products, the law provides a procedure for handling products sold by banks that have securities elements. In the area of CRA activities, the law generally requires that financial institutions address the credit needs of low-to-moderate income individuals and neighborhoods in the communities in which they operate. Bank regulators are required to take the CRA ratings of a bank or of the bank subsidiaries of a holding company into account when acting upon certain branch and bank merger and acquisition applications filed by the institution. Under the law, financial holding companies and banks that desire to engage in new financial activities are required to have satisfactory or better CRA ratings when they commence the new activity.

FDIC and Other Banking Regulations. Our deposit accounts are insured by the Bank Insurance Fund (“BIF”) of the FDIC up to a maximum of $100,000 per insured depositor. Beginning April 1, 2006, the FDIC began insuring retirement accounts up to $250,000. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports, and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to a merger or consolidation or the establishment or relocation of an office facility. This supervision and regulation is intended primarily for protection of depositors and not stockholders.

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general allowance for loan losses except for certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. At December 31, 2006, Oceanside’s Tier 1 and total risk-based capital ratios were 10.16% and 10.95%, respectively. Under current regulations, bank holding companies with consolidated assets under $500 million are not required to calculate and report risk-based capital ratios.

Bank holding companies and banks are also required to maintain capital at a minimum level based on average total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however, all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. At December 31, 2006, Oceanside’s leverage ratio was 8.75%, which was 3.75% in excess of its required 5.00%.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well-capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution that becomes “significantly undercapitalized” or “critically undercapitalized.”

The FDIC has issued regulations to implement the “prompt corrective action” provisions of FDICIA. In general, the regulations define the five capital categories as follows:

•
an institution is “well-capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures;

•
an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater;

•
an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;

•
an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and

•	an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets.

After an opportunity for a hearing, the FDIC has the authority to downgrade an institution from “well-capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category for supervisory concerns.

The “prompt corrective action” provisions of FDICIA also provide that, in general, no institution may make a capital distribution if it would cause the institution to become “undercapitalized.” Capital distributions include cash (but not stock) dividends, stock purchases, redemptions, and other distributions of capital to the owners of an institution.

FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

As of December 31, 2006, Oceanside met the capital requirements of a “well-capitalized” institution.

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

Bank Branching. Banks in Florida are permitted to branch state-wide. Such branch banking, however, is subject to prior approval by the Department and the FDIC. Any such approval would take into consideration several factors, including the bank’s level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the Department and the FDIC for purposes of determining whether approval should be granted to open a branch office.

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

Dividend Restrictions. In addition to dividend restrictions placed on Oceanside by the FDIC based on Oceanside’s minimum capital requirements, the Florida Financial Institutions Code prohibits the declaration of dividends in certain circumstances. Section 658.37, Florida Statutes, prohibits the declaration of any dividend until a bank has charged off bad debts, depreciation, and other worthless assets, and has made provision for reasonably-anticipated future losses on loans and other assets. Such a dividend is limited to the aggregate of the net profits of the dividend period combined with a bank’s retained net profits of the preceding two years. A bank may declare a dividend from retained net profits accruing prior to the preceding two years with the approval of the Department. However, a bank will be required, prior to the declaration of a dividend on its common stock, to carry 20% of its net profits for such preceding period as is covered by the dividend to its surplus fund, until the surplus fund equals at least the amount of the bank’s common and preferred stock then issued and outstanding. In no event may a bank declare a dividend at any time in which its net income from the current year, combined with the retained net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Department or the FDIC. We currently do not intend to pay a cash dividend. Instead, we are using our earnings to support our growth.

Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank or bank holding company by tender offer or similar means than another type of corporation. Consequently, shareholders of Atlantic may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company and the FDIC before acquiring control of any state bank (such as Oceanside). Upon receipt of such notice, the FDIC may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires 10% or more of a bank holding company’s or state bank’s voting stock, and if one or more other control factors set forth in the Act are present.

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

Corporate Governance. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act” or “SOX”), which became law on July 30, 2002, added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting. Some of the principal provisions of the Act include:

•	the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;
•	auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;
•
additional corporate governance and responsibility measures which (a) require the chief executive officer and chief financial officer to certify financial statements and internal controls and to forfeit salary and bonuses in certain situations, and (b) protect whistleblowers and informants;

•	expansion of the authority and responsibilities of the company’s audit, nominating and compensation committees;
•	mandatory disclosure by analysts of potential conflicts of interest; and
•	enhanced penalties for fraud and other violations.

USA Patriot Act. As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “Act”). The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Treasury regulations implementing the due diligence requirements were issued in 2002. These regulations required minimum standards to verify customer identity, encouraged cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibited the anonymous use of “concentration accounts,” and required all covered financial institutions to have in place an anti-money laundering compliance program.

The Act also amended the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts. In the past three years, both state and federal banking regulators have significantly increased enforcement of the Act and other anti-money laundering laws and regulations, including levying civil money penalties and seeking cease and desist orders.

Check 21. On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. This law gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;
•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
•	legalizing substitutions for and replacements of paper checks without agreement from consumers;
•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
•
requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

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

Common Stock

We have 10,000,000 shares of our $0.01 par value common stock authorized. As of February 28, 2007, there were 1,247,516 shares outstanding. Holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders. Upon liquidation, dissolution, or winding-up, holders of our common stock are entitled to receive pro rata all assets remaining legally available for distribution to shareholders. The holders of common stock have no right to cumulate their votes in the election of directors. The common stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All of the outstanding shares of common stock are fully paid and non-assessable.

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

In addition, Section 607.0831 of the Florida Business Corporation Act provides that a director is not personally liable for monetary damages to a corporation or any other person for any statement, vote, decision, or failure to act, regarding corporate management or policy, by a director, unless such director breached or failed to perform such duties as a director and such breach or failure to perform constitutes:

•	a violation of the criminal law, unless the director had reasonable cause to believe the conduct was lawful or had no reasonable cause to believe the conduct was unlawful;
•	a transaction from which the director derived an improper personal benefit, either directly or indirectly;
•	a circumstance involving a director’s liability for unlawful distributions under the Florida Business Corporation Act;
•
in proceedings by or in the right of the corporation to procure a judgment or by or in the right of a shareholder, conscious disregard for the best interest of the corporation, or willful misconduct; or

•
in a proceeding by or in the right of someone other than the corporation or a shareholder, recklessness or an act or omission which was committed in bad faith or with malicious purpose or in a manner exhibiting wanton and willful disregard of human rights, safety, or property.

Employees

At December 31, 2006, we had approximately 47 full-time employees and 4 part-time employees for a full-time employee equivalent of 51. No significant changes in the number of our full-time employees are currently anticipated. Because we believe that one of the primary deficiencies of large regional banks is the constant turnover of personnel and therefore the lack of continuing personal relationships with local customers, our goal is to maintain a competently trained staff of local bankers who have settled in the community on a permanent basis. To maintain a skilled and knowledgeable staff, we allocate funds for continuing on-the-job and educational training, and employees are encouraged to enroll in various banking courses and other seminars to improve their overall knowledge of the banking business.

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

On October 29, 1996, Oceanside purchased from an unaffiliated entity the two-story, 3,100 square-foot building at 1315 South Third Street, Jacksonville Beach, Florida, as our main office (“Main Office”). The Main Office includes three inside teller stations, four drive-up teller windows, an automated teller machine, and on-site parking. The Main Office is a former Barnett Bank branch office. Oceanside purchased the real property for $850,000 and used a portion of the proceeds of the initial offering of Atlantic’s common stock to add 2,200 square feet to the facility. Oceanside originally acquired the Main Office with funds drawn on a line of credit with Columbus Bank and Trust Company, which was repaid out of the proceeds of Atlantic’s initial offering. Improvements totaling approximately $460,000, net of disposals, have been made through December 31, 2006.

On June 3, 1998, Oceanside purchased from SouthTrust Bank, N.A., a 1,968 square-foot building and real estate located at 560 Atlantic Boulevard, Neptune Beach, Florida. This facility was formerly a branch office of SouthTrust Bank, N.A. Oceanside purchased this building for $427,000 and, subsequently spent $93,000 on renovations and upgrades, net of disposals. This facility includes two offices, three inside teller windows, general lobby space, three drive-up teller windows, an ATM, and on-site parking. There is no outstanding mortgage loan on this property.

On September 27, 2000, Oceanside executed a lease for our third banking location, which opened in the third quarter of 2001. This branch is located at 13799 Beach Boulevard, Jacksonville, Florida. The lease, which commenced upon execution, covers approximately 9,000 square feet. In addition to the branch, other operations of Atlantic and Oceanside were relocated to this facility. Rent commenced in May 2002, which was one year from the date of completion of the landlord’s work, and expires ten years thereafter, with two five-year renewal options. No rent was paid in the first year after completion of the landlord’s work. Oceanside acquired an additional 2,200 square feet of rental space during 2004 adjacent to the operations area for its loan operations department. Scheduled annual rent payments for 2007 through 2011 for the branch and loan operations are: 2007 - $212,000; 2008 - $219,000; 2009 - $225,000; 2010 - $232,000; and 2011 - $78,000. Building improvements (including those completed during the fourth quarter of 2005 for the loan operations department) totaled $949,000, net of disposals.

On August 22, 2002, Oceanside executed a lease for our newest branch location, which opened December 15, 2003. This branch is located at the intersection of Kernan and Atlantic Boulevards, at 1790 Kernan Boulevard South, Jacksonville, Florida. The land lease covers approximately 42,000 square feet. The Bank constructed the branch building totaling approximately 3,200 square feet at a cost of approximately $1,388,000. Rent commenced in September 2003. The lease is for twenty years with two ten-year renewal options. Scheduled annual rent payments are: 2007 - $75,000; 2008 - $78,000; 2009 - 2012 - $84,000 annually; 2013 - $87,000; 2014 - 2017 - $94,000 annually; 2018 - $100,000; 2019 - 2022 - $103,000, annually, and 2023 - $69,000.

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

No matters were submitted to a vote of Atlantic’s security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Prior to October 28, 1999, the shares of Atlantic common stock were not actively traded, and such trading activity, as it occurred, took place in privately negotiated transactions. On October 28, 1999, Atlantic’s common stock was approved for quotation on the Over-the-Counter Bulletin Board, and on August 29, 2003, Atlantic common stock commenced its listing on the NASDAQ Capital Market under the symbol “ATBC.” During 2006, 2005, and 2004, the reported periodic high and low quotes during each quarter follow:

	2006				2005				2004
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
High	$35.49	$41.00	$29.95	$30.00	$29.05	$25.95	$25.57	$28.00	$27.95	$28.75	$27.25	$21.00
Low	$31.24	$27.31	$26.29	$24.78	$25.55	$24.00	$23.25	$24.50	$25.50	$23.51	$18.00	$18.15

Please note that the information above represents offers made to buy our stock and may not represent actual transactions or sales. The source of data used to prepare the above chart was taken from historical prices provided by Commodity Systems, Inc.

At December 31, 2006, there were 624 shareholders of record with shares held by individuals and in nominee names.

At February 28, 2007, the quoted market price for the common stock of Atlantic was $35.13. We anticipate that for the foreseeable future, earnings will be retained for business development and growth. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the Board of Directors and will depend on, among other things, future earnings, capital requirements, and our general financial and business condition.

Furthermore, the ability to pay dividends to our stockholders depends primarily on dividends received from our banking subsidiary, Oceanside. Oceanside’s ability to pay dividends is limited by federal and state banking regulations based upon Oceanside’s profitability and other factors. At December 31, 2006, retained earnings of Oceanside totaling approximately $1.9 million were available to pay dividends to the Holding Company in order to maintain Oceanside’s current regulatory capital classification.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS.

Management’s discussion and analysis is included to provide the shareholders with an expanded narrative of our results of operations, changes in financial condition, liquidity, and capital adequacy. This narrative should be reviewed in conjunction with the audited consolidated financial statements and notes included in this report. Since our primary asset is our wholly-owned subsidiary, Oceanside Bank, most of the discussion and analysis relates to Oceanside.

SELECTED FINANCIAL DATA (dollars and shares in thousands, except per share data)
	At or for the
	Period Ended December 31,
	2006	2005	2004	2003	2002
Statements of Operations Data:
Total interest income	$15,502	$11,259	$8,241	$6,837	$6,331
Total interest expense	7,584	4,358	2,278	1,790	1,894
Net interest income before provision for loan losses	7,918	6,901	5,963	5,047	4,437
Provision for loan losses	194	334	362	319	196
Net interest income after provision for loan losses	7,724	6,567	5,601	4,728	4,241
Noninterest income	1,078	839	923	880	916
Noninterest expense	5,981	5,283	4,889	4,158	4,010
Income tax provision	903	645	469	463	294
Net income	1,918	1,478	1,166	987	853

Selected End of Period Balances:
Total assets	$243,497	$213,880	$184,317	$145,717	$112,251
Interest-earning assets	228,686	196,931	166,829	124,675	101,905
Securities and stock, at cost	39,837	38,290	29,419	23,308	17,205
Loans, net of deferred fees	177,708	152,803	129,801	99,482	79,107
Allowance for loan losses	1,599	1,552	1,296	1,220	970
Deposit accounts	192,704	168,480	146,352	113,378	83,524
Other borrowings	32,314	29,138	23,004	18,800	15,873
Stockholders’ equity	17,251	15,232	14,033	12,920	12,154

Selected Average Balances for the Period:
Total assets	$225,392	$193,249	$159,951	$126,806	$99,748
Interest-earning assets	211,081	179,001	147,353	115,741	89,483
Securities and deposits	37,278	34,202	27,064	21,915	14,335
Loans, net	167,883	141,587	114,236	88,922	70,845
Interest-bearing deposit accounts	150,762	123,694	104,174	77,477	62,727
Other borrowings	24,186	22,450	14,608	13,959	10,164
Stockholders’ equity	16,042	14,596	13,445	12,653	9,557

Share Data:
Earnings per share
Basic	$1.54	$1.18	$0.93	$0.79	$0.87
Fully diluted	$1.54	$1.18	$0.93	$0.79	$0.83
Book value per share (period end)	$13.83	$12.21	$11.25	$10.36	$9.74
Common shares outstanding (period end)	1,248	1,248	1,248	1,248	1,248
Weighted average shares outstanding
Basic	1,248	1,248	1,248	1,248	980
Fully diluted	1,248	1,248	1,248	1,248	1,025

Performance Ratios:
Return on average assets	0.85%	0.76%	0.73%	0.78%	0.86%
Return on average equity	11.96	10.13	8.67	7.80	8.93
Interest-rate spread during the period	3.10	3.40	3.76	4.05	4.61
Net interest margin	3.84	3.95	4.13	4.46	5.09
Noninterest expenses to average assets	2.65	2.75	3.06	3.28	4.02

Asset Quality Ratios:
Allowance for loan losses to period end loans	0.90%	1.02%	1.00%	1.23%	1.23%
Net charge-offs to average loans	0.09	0.06	0.25	0.08	-0.01
Nonperforming assets to period end loans	0.03	0.13	0.07	0.04	0.01
Nonperforming assets to period end total assets	0.02	0.09	0.05	0.03	0.01

Capital and Liquidity Ratios:
Average equity to average assets (Consolidated)	7.11%	7.55%	8.41%	9.98%	9.58%
Leverage (4.00% required minimum) (Oceanside)	8.75	8.93	8.02	8.12	9.00
Risk-based capital (Oceanside):
Tier 1	10.16	10.62	9.55	9.42	9.67
Total	10.95	11.52	10.43	10.46	10.73
Average loans to average deposits (Consolidated)	91.27	91.18	87.10	89.22	88.53

Full-time Employee Equivalents (End of Period)	51	50	48	47	43

OVERVIEW

How We Earn Income. As stated elsewhere herein, our results of operations are primarily dependent upon the results of operations of Oceanside. Oceanside conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). Profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon Oceanside’s interest-rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The factors that influence net interest income include changes in interest rates and changes in the volume and mix of assets and liability balances. The interest rate spread is impacted by interest rates, deposit flows, and loan demand. Additionally, and to a lesser extent, Oceanside’s profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective tax rate. Noninterest income consists primarily of service fees on deposit accounts and mortgage banking operations. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, data processing costs, and other operating expenses.

Critical Accounting Policies and Use of Significant Estimates. Our consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies conform with accounting principles generally accepted in the United States of America and to general practices within the banking industry. Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. The majority of these accounting policies do not require our management to make difficult, subjective, or complex judgments. However, we believe the allowance for loan losses is a critical policy.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. There is no precise method of predicting specific loan losses or amounts that ultimately may be charged-off. Also, this evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The determination that a loan may be uncollectible, in whole or in part, is a matter of judgment. Similarly, the adequacy of the allowance for loan losses can be determined only on a judgmental basis, after full review, including, consideration of economic conditions and their effect on particular industries and specific borrowers; a review of borrowers' financial data, together with industry data, their competitive situation, the borrowers' management capabilities and other factors; a continuing evaluation of the loan portfolio, including monitoring any loans that are identified as being of less than acceptable quality; a detailed analysis, on a quarterly basis, of all impaired loans; and an evaluation of the underlying collateral for secured lending.

We maintain a formalized loan review process supported by a credit analysis and control system. We will maintain the allowance for loan losses at a level sufficient to absorb estimated uncollectible loans and, expect to make periodic additions to the allowance for loan losses.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and valuation of foreclosed assets.

The determination of the adequacy of the allowance for loan losses is based on estimates that may be affected by significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and to support the carrying value of foreclosed assets, we obtain independent appraisals for significant collateral.

Our loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although we have a diversified loan portfolio, a substantial portion of our debtors’ ability to honor their contracts is dependent on local, state, and national economic conditions that may affect the value of the underlying collateral or the income of the debtor.

While we use available information to recognize losses on loans, further reductions in the carrying amounts of loans or foreclosed assets may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and the carrying value of foreclosed assets. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination.

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

COMPARISON OF YEARS ENDED DECEMBER 31, 2006 AND 2005

Highlights. As of December 31, 2006, we had grown to approximately $243.5 million in total assets, $177.7 million in total loans, $192.7 million in deposits, and $17.3 million in stockholders’ equity.

Net income in 2006 was $1,918,000 versus $1,478,000 in 2005, an increase of $440,000, or 29.8%. The primary reasons for the change in net income in 2006 over 2005 were as follows:

•	Interest and fees on loans totaled $13,592,000 in 2006 compared with $9,870,000 in 2005, an increase of $3,722,000, or 37.7%.
•	Our income from average interest-earning assets grew 37.7% as a result of increases in average interest-earning assets of 17.9%, and improved yields that increased from 6.38% to 7.44%.
•
Our total interest expense rose 74.0% as our cost of funding increased in 2006 from 2.98% to 4.34%. Our average 2006 interest-bearing deposits and other borrowings continued to grow at a pace of 19.7% over 2005.

•
Partially offsetting the positive gain in net interest income of $1,017,000, noninterest expenses grew $698,000, or 13.2%, reflecting increased expenses related to our expansion of the loan operations area, support of the branching network, and related personnel costs.

Interest Income. Interest income was $15,502,000 and $11,259,000 in 2006 and 2005, respectively. The increase of 37.7% was attributable to growth in our most significant interest-earning asset, loans, which grew 18.6% from average levels in 2005 to 2006. Average loans accounted for 79.5% of our average interest-earning assets in 2006 versus 79.1% in 2005. Our overall yield on interest-earning assets of 7.44% also benefited from the rising interest rate environment in 2006.

Interest Expense. Interest expense was $7,584,000 and $4,358,000 in 2006 and 2005, respectively. As a result of the increasing interest rate environment and our growth in average interest-bearing liabilities of $28.8 million, or 19.7%, during this period, interest expense increased 74.0%. Our cost of funds rose to 4.34% in 2006 compared with 2.98% in 2005. Interest expense from certificates of deposit outpaced overall interest expense from deposits (83.7% compared with 78.7%, respectively) as the growth in certificates of deposit more than offset declines in other deposits. Customer repurchase agreements and the junior subordinated debentures issued in 2006 contributed to the growth, with the average cost of funds for other borrowings at 4.75% in 2006 and 3.37% in 2005.

Net Interest Income. Net interest income (before provision for loan losses) was $7,918,000 and $6,901,000 for 2006 and 2005, respectively, an increase of 14.7% from 2005 to 2006, which was due to the increase in average interest-earning assets of 17.9%, partially offset by increases in our cost of funds and the growth in interest-bearing liabilities. The average balances, interest income and expense, and the average rates earned and paid for assets and liabilities are found in the tables that follow.

During 2006 and 2005, the average yield (on a tax-equivalent basis) on interest-earning assets was 7.44% and 6.38%, respectively, while the average cost of funds was 4.34% in 2006 and 2.98% in 2005. Our net interest margin was lower (3.84% in 2006 compared with 3.95% in 2005), which reflects the faster growth in interest-bearing deposits (19.7%) over interest-earning assets (17.9%) and cost of funds (136 basis points) versus yield on interest-earning assets (106 basis points). The increase in loan yields from 6.97% to 8.10% was more than offset by the increase in volume of certificates of deposit and increases in our cost of funds, which contributed to the declines in interest-rate spread and net interest margin.

Provision for Loan Losses. A provision for loan losses of $194,000 was recorded in 2006, reflecting our assessment of the needed level of the allowance for loan losses. This assessment is based on management’s evaluation of probable loan losses and considers the overall quality of the loan portfolio. The decrease in the provision for loan losses in 2006 versus the 2005 level of $140,000 was due to continuing favorable trends in most measures of loan portfolio quality. Net charge-offs in 2006 were $147,000 as compared with $78,000 in 2005, an increase of $69,000.

Noninterest Income. Noninterest income increased $239,000, or 28.5%, to $1,078,000 in 2006 from $839,000 in 2005. A summary of the more significant changes for 2006 compared with 2005 follows:

•	Fees and service charges on deposit accounts grew by 20.3%, which reflects recent increases in fees implemented in 2006 and increases in the number of demand accounts of 2.6%.
•	Other fee income for banking services increased $99,000, or 99.0% in 2006 versus 2005, reflecting increased usage and fees from wire transfers, ATMs, and other banking services.
•	Mortgage banking fees increased moderately from $114,000 to $119,000, or 4.4%.

Noninterest Expenses. Total noninterest expenses increased to $5,981,000 in 2006 compared to $5,283,000 for 2005. This increase of $698,000, or 13.2%, reflects higher expenses due to growth in our operations. The more significant increases during 2006 over 2005 follow:

•
Salaries and employee benefits grew $352,000, or 13.5%, reflecting the increase in the average number of full-time equivalent employees of approximately 4.1% and increases in salaries, bonuses, retirement plan contributions, and insurance costs.

•
Expenses of bank premises and fixed assets increased $124,000, or 12.1%, in 2006 versus 2005, reflecting increased maintenance, utilities, insurance, and property taxes resulting, in part, from the new loan operations office added at the Beach Boulevard branch in late-2005, increased property values, and higher utility rates.

•
While processing and settlement fees; postage, freight, and courier costs; director fees; advertising and business development; and other miscellaneous costs rose at double-digit rates, other operating expense grew at a relatively modest overall pace in 2006 over 2005, considering the overall growth of banking operations.

Provision for Income Taxes. The income tax provision was $903,000 for 2006, an effective rate of 32.0%. This compares with an effective rate of 30.4% for 2005. The effective tax rates in 2006 and 2005 differ from the federal and state statutory rates principally due to nontaxable investment income. While tax-exempt income increased 18.5% in 2006 over 2005, this growth did not keep pace with the growth in overall interest income, contributing to the rise in the effective tax rate.

COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND 2004

Highlights. As of December 31, 2005, we had grown to approximately $213.9 million in total assets, $152.9 million in total loans, $168.5 million in deposits, and $15.2 million in stockholders’ equity.

Net income in 2005 was $1,478,000 versus $1,166,000 in 2004, an increase of $312,000, or 26.8%. The primary reasons for the change in net income in 2005 over 2004 were as follows:

•	Interest and fees on loans totaled $9,870,000 in 2005 compared with $7,280,000 in 2004, an increase of $2,590,000, or 35.6%.
•	Our income from average interest-earning assets grew 36.6% as a result of increases in average interest-earning assets of 21.5%, and improved yields that increased from 5.68% to 6.38%.
•
Our total interest expense rose 91.3% as our cost of funding increased in 2005 from 1.92% to 2.98%. Our average 2005 interest-bearing deposits and other borrowings continued to grow at a pace of 23.0% over 2004.

•
Partially offsetting the positive gain in net interest income of $940,000, noninterest expenses grew $424,000 reflecting increased expenses related to our expansion of the loan operations area, recent branch openings, and related personnel costs.

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

Net Interest Income. Net interest income (before provision for loan losses) was $6,903,000 and $5,963,000 for 2005 and 2004, respectively, an increase of 15.8% from 2004 to 2005, which was due to the increase in average interest-earning assets of 21.5%, partially offset by increases in our cost of funds and the growth in interest-bearing liabilities. The average balances, interest income and expense, and the average rates earned and paid for assets and liabilities are found in the tables that follow.

During 2005 and 2004, the average yield (on a tax-equivalent basis) on interest-earning assets was 6.38% and 5.68%, respectively, while the average cost of funds was 2.98% in 2005 and 1.92% in 2004. Our net interest margin was lower (3.95% in 2005 compared with 4.13% in 2004), which reflects the faster growth in interest-bearing deposits and other borrowings (23.0%) over interest-earning assets (21.5%) and cost of funds (106 basis points) versus yield on interest-earning assets (70 basis points). The increase in loan yields from 6.37% to 6.97% was more than offset by the increase in volume of certificates of deposit and increases in our cost of funds, which contributed to the declines in interest-rate spread and net interest margin.

Provision for Loan Losses. A provision for loan losses of $334,000 was recorded in 2005, reflecting our assessment of the needed level of the allowance for loan losses. This assessment is based on management’s evaluation of probable loan losses and considers the overall quality of the loan portfolio. The decrease in the provision for loan losses in 2005 versus the 2004 level of $362,000 was due to lower net charge-offs offset partially by the overall growth in the loan portfolio. Net charge-offs in 2005 were $78,000 as compared with $286,000 in 2004, a decrease of $208,000.

Noninterest Income. Noninterest income decreased $56,000, or 6.1%, to $867,000 in 2005 from $923,000 in 2004. A summary of changes for 2005 compared with 2004 follows:

•	Service charges on deposit accounts declined by 5.7%, which reflects a continuing trend in competitive pressures on fees for basic checking services.
•
Mortgage banking fees increased $8,000, or 7.5%, as brokered mortgage loans increased from $9.1 million in 2004 to $12.7 million in 2005. This increase reflects the continued growth of new home sales, generally favorable interest rates, and the demand for refinancing of mortgages.

•	No sales of SBA loans were completed in 2005. A gain of $33,000 on the sale of SBA loans was recorded in 2004.
•	Other income remained relatively flat in 2005 versus 2004.

Noninterest Expenses. Total noninterest expenses increased to $5,313,000 in 2005 compared to $4,889,000 for 2004. This increase of $424,000, or 8.7%, reflects higher expenses due to growth in our operations. The more significant increases during 2005 over 2004 follow:

•
Salaries and employee benefits grew 10.4% reflecting the increase in the average number of full-time equivalent employees of approximately 2.1% and increases in salaries, bonuses, commissions, and retirement plan contributions.

•
Expenses of bank premises and fixed assets and other operating expenses increased $120,000, or 13.3%, in 2005 versus 2004, reflecting increased maintenance, utilities, and property taxes resulting, in part, from the new loan operations office added at the Beach Boulevard branch, increased property values, and higher utility rates.

•
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

[Remainder of page left blank.]

Rate/Volume Analysis (dollars in thousands):

	Years Ended December 31,
	2006			2005			2004
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans (1)	$167,883	$13,592	8.10%	$141,587	$9,870	6.97%	$114,236	$7,280	6.37%
Securities and deposits (2)	37,278	1,605	4.83	34,202	1,295	4.28	27,064	884	3.74
Other interest-earning assets (3)	5,920	305	5.15	3,212	94	2.93	6,053	77	1.27
Total interest-earning assets (2)	211,081	15,502	7.44%	179,001	11,259	6.38%	147,353	8,241	5.68%

Noninterest-earning assets	14,510			14,248			12,598

Total assets	$225,591			$193,249			$159,951

Interest-bearing liabilities:
Demand deposits	$41,983	1,452	3.46%	$42,319	879	2.08%	$39,079	476	1.22%
Savings	5,294	68	1.28	6,231	47	0.75	6,213	35	0.56
Certificates of deposit	103,485	4,915	4.75	75,144	2,675	3.56	58,882	1,425	2.42
Other borrowings	24,186	1,149	4.75	22,450	757	3.37	14,608	342	2.34

Total interest-bearing liabilities	174,948	7,584	4.34%	146,144	4,358	2.98%	118,782	2,278	1.92%

Noninterest-bearing liabilities	34,601			32,509			27,724
Stockholders’ equity	16,042			14,596			13,445

Total liabilities and stockholders’ equity	$225,591			$193,249			$159,951

Net interest income (before provision for loan losses)		$7,918			$6,901			$5,963

Interest-rate spread (4)			3.10%			3.40%			3.76%

Net interest margin (2) (5)			3.84%			3.95%			4.13%

Ratio of average interest-earning assets to average interest-bearing liabilities	120.65%			122.48%			124.05%

(1)
Average loan balances include nonaccrual loans, which are not material. Average loans are net of deferred fees. Loan fees (in thousands) were $600, $664, and $568 in 2006, 2005, and 2004, respectively. Loan yields have been reported in total since a substantial portion of loans are secured by real estate.

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

Rate/Volume Analysis (dollars in thousands):

	Year Ended December 31,
	2006 vs. 2005
	Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans (1)	$1,593	$1,833	$296	$3,722
Securities and other deposits	178	116	16	310
Other interest-earning assets (2)	71	79	61	211
Total interest-earning assets	1,842	2,028	373	4,243

Interest-bearing liabilities:
Demand deposits	585	(7)	(5)	573
Savings	33	(7)	(5)	21
Certificates of deposit	894	1,009	337	2,240
Other borrowings	310	59	23	392
Total interest-bearing liabilities	1,822	1,054	350	3,226

Net interest income	$20	$974	$23	$1,017

	Year Ended December 31,
	2005 vs. 2004
	Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans (1)	$683	$1,743	$164	$2,590
Securities and other deposits	142	233	38	413
Other interest-earning assets (2)	100	(36)	(47)	17
Total interest-earning assets	925	1,940	155	3,020

Interest-bearing liabilities:
Demand deposits	336	39	28	403
Savings	12	-	-	12
Certificates of deposit	671	394	185	1,250
Other borrowings	151	184	80	415
Total interest-bearing liabilities	1,170	617	293	2,080

Net interest income	$(245)	$1,323	$(138)	$940

(1)	Average loan balances include nonaccrual loans, which are not material.
(2)	Includes federal funds sold.

Weighted Average Yield or Rate:

	For the Year Ended December 31,
	2006	2005	2004
Interest-earning assets:
Loans, net	8.10%	6.97%	6.37%
Investment securities	4.83	4.28	3.74
Other interest-earning assets	5.15	2.93	1.27
All interest-earning assets	7.44	6.38	5.68
Interest-bearing liabilities:
NOW deposits	1.09	0.53	0.28
Money market deposits	3.84	2.41	1.52
Savings	1.28	0.75	0.56
Certificates of deposit	4.75	3.56	2.42
Other borrowings	4.75	3.37	2.34
All interest-bearing liabilities	4.34	2.98	1.92
Interest-rate spread	3.10	3.40	3.76
Net interest margin	3.84	3.95	4.13

Change in Mix of Deposits and Other Borrowings (dollars in thousands):

	At December 31,
	2006		2005		2004
	Average Balance	Percent to Total	Average Balance	Percent to Total	Average Balance	Percent to Total
Interest-earning assets:
Loans, net	$167,883	79.5%	$141,587	79.1%	$114,236	77.5%
Investment securities	37,278	17.7%	34,202	19.1%	27,064	18.4%
Other	5,920	2.8%	3,212	1.8%	6,053	4.1%

Total interest-earning assets	$211,081	100.0%	$179,001	100.0%	$147,353	100.0%

Interest-bearing deposits:
Demand deposits	$41,983	20.2%	$42,319	23.8%	$39,079	26.8%
Savings	5,294	2.6%	6,231	3.5%	6,213	4.3%
Certificates of deposit	103,485	49.7%	75,144	42.3%	58,882	40.4%

Total interest-bearing deposits	150,762	72.5%	123,694	69.6%	104,174	71.5%

Noninterest-bearing deposits	33,177	15.9%	31,583	17.8%	26,979	18.5%

Total deposits	$183,939	88.4%	$155,277	87.4%	$131,153	90.0%

Other borrowings	$24,186	11.6%	$22,450	12.6%	$14,608	10.0%

Total deposits and other borrowings	$208,125	100.0%	$177,727	100.0%	$145,761	100.0%

LOAN PORTFOLIO

Average loans receivable were $167,883,000 for the year 2006 as compared to $141,587,000 for 2005, an increase of 18.6%. The year-to-year average increase in 2005 over 2004 was 23.9%. Management believes the growth in loans was directly attributable to the growth in our branch network, community acceptance, the reputations of our lending team, and favorable economic conditions in our market area. The following provides an analysis of our loan distribution at the end of 2002 - 2006. Loans that are secured by real estate include residential and nonresidential mortgages, and home equity loans to individuals.

Loan Portfolio (dollars in thousands):

	At December 31,
	2006	%	2005	%	2004	%	2003	%	2002	%
Real estate
Construction, land development, and other land	$51,598	29%	$37,905	25%	$27,246	21%	$17,295	17%	$14,033	18%
1-4 family residential	38,018	22%	31,997	21%	19,283	15%	17,335	17%	14,892	19%
Multifamily residential	2,489	1%	3,051	2%	2,513	2%	2,003	2%	2,770	3%
Commercial	68,588	39%	62,612	41%	60,869	47%	51,554	52%	35,628	45%
Total real estate	160,693	91%	135,565	89%	109,911	85%	88,187	88%	67,323	85%
Commercial	11,214	6%	11,901	8%	13,817	11%	4,750	5%	4,776	6%
Consumer and other loans	5,828	3%	5,400	3%	6,147	4%	6,622	7%	7,105	9%
Total loans	177,735	100%	152,866	100%	129,875	100%	99,559	100%	79,204	100%
Less:
Less, deferred fees	(27)		(63)		(74)		(77)		(97)
Less, allowance for loan losses	(1,599)		(1,552)		(1,296)		(1,220)		(970)

	$176,109		$151,251		$128,505		$98,262		$78,137

The following tables show the maturity data for loans receivable.

Contractual Loan Maturities at December 31, 2006 (dollars in thousands):

	1 Year or Less	1 Through 5 Years	After 5 Years	Total

Real estate loans	$44,909	$32,770	$83,014	$160,693
Commercial	5,705	4,507	1,002	11,214
Consumer and other loans	1,199	3,853	776	5,828

Total loan portfolio	$51,813	$41,130	$84,792	$177,735

Loans with maturities over one year:
Fixed rate				$23,187
Variable rate				102,735

Total maturities greater than one year				$125,922

Loan Maturities or Next Repricing Date at December 31, 2006, excluding nonaccrual loan (dollars in thousands):

Three months or less	$82,853
Over three months through twelve months	21,930
Over one year through three years	45,843
Over three through five years	19,123
Over five years	7,933

$177,682

Loans Originated and Repaid (dollars in thousands):

	Years Ended December 31,
	2006	2005	2004	2003	2002
Originations:
Real estate loans
Construction, land development, and other land	$39,551	$33,561	$16,911	$10,696	$4,730
1-4 family residential	15,744	12,518	8,689	7,499	6,904
Multifamily residential	-	-	2,304	224	2,231
Commercial	17,548	13,180	16,776	12,350	4,262
	72,843	59,259	44,680	30,769	18,127
Commercial	4,452	4,364	11,360	7,981	9,083
Consumer and other loans	2,807	2,263	3,390	2,172	3,731
Total	80,102	65,886	59,430	40,922	30,941
Principal reductions	(55,233)	(42,895)	(29,114)	(20,567)	(13,464)

Increase in total loans	$24,869	$22,991	$30,316	$20,355	$17,477

CLASSIFICATION OF ASSETS AND NONACCRUAL OR IMPAIRED LOANS

Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management’s policy to discontinue the accrual of interest income and classify a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized, or when in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance. Consumer installment loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain.

Real estate acquired as a result of foreclosure, or by deed in lieu of foreclosure, is classified as foreclosed assets. Foreclosed assets are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at the time the real estate is transferred to foreclosed assets. Further allowances for losses in foreclosed assets are recorded at the time management believes additional deterioration in value has occurred.

Management has adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), which considers a loan to be impaired if it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. If a loan is considered impaired, its value generally should be measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, however, the loan’s value may be based on:

•	the loan’s market price; or
•	the fair value of the loan’s collateral, less discounted estimated costs to sell, if the collateral is expected to be the sole source of repayment.

If the value of the loan is less than the recorded investment in the loan, a loss should be recognized by recording a valuation allowance and a corresponding increase to the provision for loan losses charged to operating expenses.

Situations may occur where:

•	we receive physical possession of a debtor’s assets regardless of whether formal foreclosure proceedings have been initiated or completed; or
•	the debtor has effectively surrendered control of the underlying collateral in contemplation of foreclosure.

These situations are referred to as “in-substance foreclosures.” SFAS No. 114 recognizes the practical problems of accounting for the operation of an asset the creditor does not possess, and states that a loan for which foreclosure is probable should continue to be accounted for as a loan.

At December 31, 2006, 2005, and 2004, loans past due for 30 days or more (but less than 89 days) totaled $197,000, $193,000, and $195,000, respectively. At December 31, 2006, one loan of $53,000 was past due more than 90 days, and was considered impaired and nonaccruing. At December 31, 2006, no other loans were past due 90 days or more.

Management maintains a list of monitored loans risk-rated substandard or lower (referred to as “classified loans”). At December 31, 2006, management had fifteen classified loans totaling approximately $4.5 million, as compared with eighteen classified loans totaling $1.4 million at December 31, 2005, and nineteen classified loans totaling $1.4 million at December 31, 2004.

ALLOWANCE FOR LOAN LOSSES

The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including but not limited to, current economic conditions, loan portfolio composition, prior credit loss experience, trends in portfolio volume, and management’s estimation of future potential losses. Management believes that the allowance for loan losses is adequate. The following is an analysis of the allowance for loan losses for 2002 - 2006.

Allowance for Loan Losses (dollars in thousands):
	Years Ended December 31,
	2006	2005	2004	2003	2002
Balance, at beginning of period	$1,552	$1,296	$1,220	$970	$766
Provision for loan losses	194	334	362	319	196
Loans charged off
Real estate	-	(36)	-	-	(4)
Commercial	(169)	-	-	-	(30)
Consumer and other loans	(12)	(50)	(294)	(73)	(16)
	(181)	(86)	(294)	(73)	(50)
Recoveries
Real estate	-	1	-	-	-
Commercial	31	-	-	-	58
Consumer and other loans	3	7	8	4	-
	34	8	8	4	58
Net charge-offs	(147)	(78)	(286)	(69)	8

Balance, at end of period	$1,599	$1,552	$1,296	$1,220	$970

Net charge-offs to average loans	0.09%	0.06%	0.25%	0.08%	-0.01%

The specific allocations of the allowance for loan losses are based on management’s evaluation of the risks inherent in the specific portfolios for the dates indicated. Amounts in a particular category may be used to absorb losses if another category allocation proves to be inadequate.

Allocation of Allowance for Loan Losses (dollars in thousands):
	At December 31,
	2006		2005		2004		2003		2002
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Real estate loans	$15	91%	$134	89%	$234	85%	$43	89%	$95	85%
Commercial loans	120	6	219	8	77	11	375	5	172	6
Consumer and other loans	23	3	37	3	39	4	15	6	14	9
Unallocated	1,441	-	1,162	-	946	-	787	-	689	-

	$1,599	100%	$1,552	100%	$1,296	100%	$1,220	100%	$970	100%

Highly leveraged transactions generally include loans and commitments made in connection with recapitalizations, acquisitions, and leveraged buyouts, and result in the borrower’s debt-to-total assets ratio exceeding 75%. At December 31, 2006, 2005, 2004, 2003, and 2002, there were no loans qualified as highly leveraged transactions. Loans restructured and in compliance with modified terms are commonly referred to as “troubled debt restructurings.” At December 31, 2006, 2005, 2004, 2003, and 2002, we had no restructured loans.

SECURITIES

Financial institutions classify their investment securities as either “held-to-maturity” or “available-for-sale.” Securities classified as held-to-maturity are carried at amortized or accreted cost and include those securities that a bank has the intent and ability to hold to maturity. Securities classified as available-for-sale, which are those securities that a bank intends to hold for an indefinite amount of time, but not necessarily to maturity, are carried at fair value with the unrealized holding gains or losses, net of taxes, reported as a component of the stockholders’ equity on a bank’s balance sheet. The following tables set forth the carrying amount of securities at the dates indicated.

Carrying Value of Investment Securities (dollars in thousands):

	At December 31,
	2006	2005	2004
Securities available-for-sale:
U. S. Government-sponsored agency	$1,007	$-	$-
Mortgage-backed securities	28,798	32,440	22,970
	29,805	32,440	22,970
Securities held-to-maturity:
Tax-exempt state, county, and municipal bonds	10,032	5,850	5,856

Balance, end of year	$39,837	$38,290	$28,826

Investment Securities at Amortized Cost (dollars in thousands):

	At December 31,
	2006	2005	2004
Securities available-for-sale:
U. S. Government-sponsored agency	$1,000	$-	$-
Mortgage-backed securities	29,259	33,056	23,139
	30,259	33,056	23,139
Securities held-to-maturity:
Tax-exempt state, county, and municipal bonds	10,032	5,850	5,856

Balance, end of year	$40,291	$38,906	$28,995

The following tables set forth the maturities (excluding principal paydowns on mortgage-backed securities) and the weighted average yields of securities by contractual maturities at December 31, 2006, 2005, and 2004.

Analysis of Investment Securities Available-for-Sale (dollars in thousands and average yield on a tax-equivalent basis):

	Due in one year or less		Due in One to Five Years		Due in Five to Ten Years		Due in Ten Years or More		Total
	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield
At December 31, 2006:
U.S. Government-sponsored agency	$-	-%	$-	-%	$-	-%	$1,007	6.00%	$1,007	6.00%
Mortgage-backed securities	293	5.26%	6,280	3.91%	12,125	4.61%	10,100	4.56%	28,798	4.45%
	$293	5.26%	$6,280	3.91%	$12,125	4.61%	$11,107	4.69%	$29,805	4.50%

At December 31, 2005:
Mortgage-backed securities	$-	-%	$8,191	3.25%	$11,152	4.61%	$13,097	4.04%	$32,440	4.04%

At December 31, 2004:
Mortgage-backed securities	$-	-%	$9,753	3.13%	$5,552	4.28%	$7,665	3.42%	$22,970	3.50%

Analysis of Investment Securities Held-to-Maturity (dollars in thousands and average yield on a tax-equivalent basis):

	Due in one year or less		Due in One to Five Years		Due in Five to Ten Years		Due in Ten Years or More		Total
	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield	Amount	Average Yield
At December 31, 2006:
Tax-exempt state, county, and municipal bonds	$-	-%	$-	-%	$625	4.70%	$9,407	4.38%	$10,032	4.40%

At December 31, 2005:
Tax-exempt state, county, and municipal bonds	$-	-%	$-	-%	$626	4.73%	$5,224	4.72%	$5,850	4.72%

At December 31, 2004:
Tax-exempt state, county, and municipal bonds	$-	-%	$-	-%	$274	4.70%	$5,582	4.72%	$5,856	4.72%

DEPOSITS

Deposits are the major source of our funds for lending and other investment purposes. Deposits are attracted principally from within our assessment area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including “jumbo” certificates in denominations of $100,000 or more), and retirement savings plans.

Maturity terms, service charges, and withdrawal penalties are established by management on a periodic basis. The determination of rates and terms is predicated on loan funding and liquidity requirements, rates paid by competitors, growth goals, and federal regulations.

The FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area. Under these regulations, “well-capitalized” depository institutions may accept, renew, or rollover deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments and rates), and “undercapitalized” depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of “well-capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. See “Description of Business/Supervision and Regulation.” As of December 31, 2006, Oceanside met the definition of a “well-capitalized” depository institution.

Our primary source of funds is deposit accounts that include both interest- and noninterest-bearing demand, savings, and time deposits under $100,000 (referred to as “core deposits”). At December 31, 2006, 2005, and 2004, these core deposits accounted for approximately 76%, 84%, and 86%, respectively, of all deposits. At December 31, 2006, time deposits under $100,000 accounted for approximately 44% of these core deposits as compared with money market deposits at 28% and noninterest-bearing demand deposits at 22%. This compares with 2005 levels of 40%, 27%, and 24%, respectively, and with 2004 levels of 35%, 29%, and 22%, respectively. At December 31, 2006, 2005, and 2004, jumbo certificates of deposit (time deposits $100,000 and greater) represented approximately 24%, 16%, and 14%, respectively, of total deposits. At December 31, 2006, 2005, and 2004, time deposits outstanding in an individual amount of $100,000 or more totaled $46,103,000, $27,234,000, and $20,380,000, respectively.

Interest-bearing demand accounts, consisting of NOW and money market accounts, averaged $41,983,000 for the year ended 2006, $42,319,000 for the year ended 2005, and $39,079,000 for the year ended 2004, or approximately 23%, 27%, and 30% of average total deposits in 2006, 2005, and 2004, respectively.

Distribution of Deposit Accounts by Type (dollars in thousands):

	At December 31,
	2006		2005		2004
	Amount	% of Deposits	Amount	% of Deposits	Amount	% of Deposits

Demand deposits	$32,006	16.6%	$33,682	20.0%	$27,782	19.0%
NOW deposits	3,970	2.1	6,264	3.7	10,293	7.0
Money market deposits	40,349	20.9	38,358	22.8	36,701	25.1
Savings deposits	5,347	2.8	6,059	3.6	6,626	4.5

Subtotal	81,672	42.4	84,363	50.1	81,402	55.6

Certificates of deposit:
1.00% - 1.99%	-	0.0	178	0.1	9,927	6.8
2.00% - 2.99%	90	0.1	11,561	6.9	36,800	25.2
3.00% - 3.99%	3,741	1.9	26,523	15.7	7,926	5.4
4.00% - 4.99%	40,915	21.2	34,282	20.3	9,268	6.3
5.00% - 5.99%	66,286	34.4	11,573	6.9	1,029	0.7

Total certificates of deposit (1)	111,032	57.6	84,117	49.9	64,950	44.4

Total deposits	$192,704	100.0%	$168,480	100.0%	$146,352	100.0%

(1)	Includes retirement accounts (in thousands) totaling $3,954, $2,535, and $2,658, in 2006, 2005, and 2004, respectively, all of which were in the form of certificates of deposit.

Average Deposits and Average Rates (dollars in thousands):

	At December 31,
	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, money market and NOW deposits	$75,160	1.93%	$73,902	1.19%	$66,058	0.72%
Savings deposits	5,294	1.28	6,231	0.75	6,213	0.56
Certificates of deposit	103,485	4.75	75,144	3.56	58,882	2.42

Total deposits	$183,939	3.50%	$155,277	2.32	$131,153	1.48%

Time Deposits of $100,000 or more with remaining maturities of (dollars in thousands):

	December 31,
	2006	2005	2004

Due in three months or less	$12,474	$7,929	$6,603
Over three through twelve months	16,878	10,142	6,672
Over twelve months through three years	10,565	3,750	4,885
Over three years	6,186	5,413	2,220

	$46,103	$27,234	$20,380

Certificates of Deposits by Rate and Maturity Date (dollars in thousands):

	Year Ending December 31,
	2007	2008	2009	2010	2011+	Total
At December 31, 2006:
1.00% - 1.99%	$-	$-	$-	$-	$-	$-
2.00% - 2.99%	58	32	-	-	-	90
3.00% - 3.99%	2,707	523	505	6	-	3,741
4.00% - 4.99%	30,814	7,365	1,752	968	16	40,915
5.00% - 5.99%	33,802	14,545	7,721	4,502	5,716	66,286
Total certificates of deposit	$67,381	$22,465	$9,978	$5,476	$5,732	$111,032

	Year Ending December 31,
	2006	2007	2008	2009	2010+	Total
At December 31, 2005:
1.00% - 1.99%	$178	$-	$-	$-	$-	$178
2.00% - 2.99%	11,454	57	50	-	-	11,561
3.00% - 3.99%	22,158	3,235	544	580	6	26,523
4.00% - 4.99%	14,296	9,141	8,033	1,850	962	34,282
5.00% - 5.99%	1,425	754	819	4,479	4,096	11,573
Total certificates of deposit	$49,511	$13,187	$9,446	$6,909	$5,064	$84,117

	Year Ending December 31,
	2005	2006	2007	2008	2009+	Total
At December 31, 2004:
1.00% - 1.99%	$9,902	$25	$-	$-	$-	$9,927
2.00% - 2.99%	30,417	6,267	65	51	-	36,800
3.00% - 3.99%	801	3,298	2,815	442	570	7,926
4.00% - 4.99%	100	39	3,374	3,814	1,941	9,268
5.00% - 5.99%	24	-	509	-	496	1,029
Total certificates of deposit	$41,244	$9,629	$6,763	$4,307	$3,007	$64,950

SHORT-TERM AND LONG-TERM DEBT

Other Borrowings (dollars in thousands):
	December 31,
	2006	2005	2004

Customer repurchase agreements	$26,921	$23,745	$20,704
FHLB of Atlanta advances	2,300	2,300	2,300
Junior subordinated debentures	3,093	3,093	-

	$32,314	$29,138	$23,004

Customer Repurchase Agreements. Oceanside has sold securities under an agreement to repurchase with a par value of $27,720,000 and a fair value of $26,929,000, which effectively collateralizes overnight borrowings totaling $26,921,000.

FHLB of Atlanta Advances. Oceanside has obtained an advance from FHLB of $2,300,000 collateralized by Oceanside’s FHLB capital stock in the amount of $531,000 and a blanket lien on eligible wholly-owned residential (1-4 units) first mortgage loans totaling approximately $5.6 million. This advance matures on November 17, 2010.

Junior Subordinated Debentures. On September 15, 2005, Oceanside issued $3,093,000 of fixed-rate junior subordinated debentures (the “debt securities”) to Atlantic BancGroup Statutory Trust I, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of Atlantic and are due and payable in thirty years.

Other Short-term Borrowings. Oceanside purchases federal funds for liquidity needs during the year. At December 31, 2006, 2005, and 2004, no federal fund purchases existed.

Selected Data for Other Borrowings (dollars in thousands):

	2006	2005	2004
Interest rate at end of period
Customer repurchase agreements (federal funds rate less 25 basis points)	5.250%	4.000%	2.000%
FHLB of Atlanta advances (fixed rate)	4.450%	4.450%	6.050%
Junior subordinated debentures (fixed rate for five years)	5.886%	5.886%	N/A

Average balances during the period
Customer repurchase agreements	$18,098	$18,254	$11,986
FHLB of Atlanta advances	$2,300	$2,300	$2,300
Junior subordinated debentures	$3,093	$907	N/A
Other short-term borrowings (federal funds purchased)	$695	$863	$322

Weighted average interest rate
Customer repurchase agreements	4.59%	2.96%	1.64%
FHLB of Atlanta advances	4.52%	5.91%	6.050%
Junior subordinated debentures	5.89%	5.89%	N/A
Other short-term borrowings (federal funds purchased)	4.46%	3.24%	2.17%

Short-term borrowings (customer repurchase agreements and federal funds purchased)
Balance at end of period	$26,921	$23,745	$20,704
Weighted average interest rate at end of period	5.25%	4.00%	2.00%
Maximum amount outstanding at month end during the period	$29,310	$30,770	$22,494
Average amount outstanding during the period	$18,793	$19,117	$11,986
Weighted average interest rate during the period	4.58%	2.98%	1.65%

Interest Expense for Other Borrowings (dollars in thousands):

	December 31,
	2006	2005	2004
Customer repurchase agreements	$830	$541	$196
FHLB of Atlanta advances	104	136	139
Junior subordinated debentures	184	52	-
Other short-term borrowings (federal funds purchased)	31	28	7

	$1,149	$757	$342

LIQUIDITY

Our principal source of funds comes from Oceanside’s operations, including net increases in deposits, principal and interest payments on loans, and proceeds from sales and maturities of investment securities. We use our capital resources principally to fund existing and continuing loan commitments, purchase investment securities, and meet other contractual obligations.

Liquidity management involves meeting the funds flow requirements of customers who may either be depositors wanting to withdraw funds, or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquid assets consist of vault cash, securities, and principal paydowns of other interest-earning assets. Our principal sources of asset liquidity are federal funds sold and the securities portfolio, including principal paydowns from mortgage-backed securities. In 2006, 2005, and 2004, principal paydowns from mortgage-backed securities totaled $7,389,000, $6,872,000, and $6,841,000, respectively.

Other sources of funds are principal paydowns and maturities in the loan portfolio. The contractual loan maturity table herein illustrates the maturities of loans receivable at December 31, 2006.

We also have sources of liability liquidity that include core deposits as previously discussed and access to borrowed funds including overnight federal funds, lines of credit, and customer repurchase agreements. At December 31, 2006, 2005, and 2004, our liquidity ratio of liquid assets to transaction deposit accounts was 23.6%, 19.1%, and 24.3%, respectively. Management believes that our liquidity is sufficient to meet our anticipated needs. While we have elected not to accept brokered deposits, we have the ability to supplement our liquidity if we decided to pursue brokered deposits as have other community banks.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Contractual Commitments (dollars in thousands)
	December 31,
	2006	2005	2004
Commitments to originate loans
Residential real estate	$10,550	$9,524	$5,539
Commercial real estate, construction, and land development secured by real estate	15,691	13,649	6,993
Other unused commitments	5,221	4,861	4,745
Total commitments to originate loans	31,462	28,034	17,277
Financial standby letters of credit	1,712	1,714	1,772

Total contractual commitments	$33,174	$29,748	$19,049

Contractual Obligations (dollars in thousands)

	1 Year or Less	Years 2 and 3	Years 4 and 5	After 5 Years	Total

Deposits without a stated maturity	$81,672	$-	$-	$-	$81,672
Certificates of deposit and other time deposits	67,381	32,443	11,109	99	111,032
Short-term borrowings	26,921	-	-	-	26,921
Federal Home Loan Bank advances	-	-	2,300	-	2,300
Junior subordinated debentures	-	-	-	3,093	3,093
Operating leases	287	607	478	1,128	2,500

Total contractual obligations	$176,261	$33,050	$13,887	$4,320	$227,518

Management believes that we have adequate resources to fund all our commitments and contractual obligations. If so desired, we can adjust the rates and terms on certificates of deposit and other deposit accounts to attract deposits and fund additional commitments. Other alternative funding sources include additional FHLB borrowings and brokered deposits, if necessary.

CAPITAL RESOURCES

We place a significant emphasis on maintaining a strong capital base. The capital resources consist of two major components of regulatory capital, stockholders’ equity and the allowance for loan losses. Current capital guidelines issued by federal regulatory authorities require a company to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposure related to a company’s on- and off-balance sheet items.

Risk-based capital guidelines re-define the components of capital, categorize assets into risk classes, and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are segregated as Tier 1 and total risk-based capital. Tier 1 capital is composed of total stockholders’ equity reduced by goodwill and other intangible assets. Total risk-based capital includes Tier 1 capital plus the allowance for loan losses and any qualifying debt obligations. Regulators also have adopted minimum requirements of 4% of Tier 1 capital and 8% of risk-adjusted assets in total capital.

We are also subject to leverage capital requirements. This requirement compares capital (using the definition of Tier 1 capital) to balance sheet assets and is intended to supplement the risk-based capital ratio in measuring capital adequacy. The guidelines set a minimum leverage ratio of 3% for depository institutions that are highly rated in terms of safety and soundness, and which are not experiencing or anticipating any significant growth. Other depository institutions are expected to maintain capital levels of at least 1% or 2% above the minimum. Our actual capital amounts, capital ratios, and leverage ratios at December 31, 2006, 2005, and 2004 (Bank Only), are reflected in the table below.

Capital Ratios (dollars in thousands):
	Bank Only
	At December 31,
	2006	2005	2004
Tier 1 capital
Stockholder’s equity	$20,278	$18,068	$13,918
Plus, qualifying trust preferred securities	-	-	-
Less, unrealized gains on AFS securities	283	384	105
Less, intangible assets	-	-	-
	20,561	18,452	14,023
Tier 2 capital
Allowable portion of allowance for loan losses	1,599	1,552	1,296

Total risk-based capital	$22,160	$20,004	$15,319

Total risk-weighted assets	$202,463	$173,688	$146,830

Tier 1 risk-based capital ratio	10.16%	10.62%	9.55%

Total risk-based capital ratio	10.95%	11.52%	10.43%

Average total assets for leverage capital purposes	$234,906	$206,620	$174,830

Tier 1 leverage ratio	8.75%	8.93%	8.02%

Trust Preferred Securities. On September 15, 2005, Atlantic entered into a transaction commonly referred to as trust preferred securities. Subject to percentage limitations, the proceeds from the issuance of trust preferred securities are considered Tier 1 capital for regulatory purposes, which totaled $3.0 million (net of Atlantic’s investment in the unconsolidated subsidiary). However, as a result of the issuance of FIN 46 and FIN 46R, the trust subsidiary is not consolidated in these financial statements and therefore the proceeds received by Atlantic from the trust subsidiary is reported as junior subordinated debentures. On February 28, 2005, the Federal Reserve Board issued a new rule which provides that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by Atlantic, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations which will not become effective until March 31, 2009, and which, in any event, are not expected to affect the treatment of Atlantic's junior subordinated debentures as Tier 1 capital for regulatory purposes.

During 2005 and 2004, the Holding Company used a portion of the proceeds from the trust preferred securities and warrants exercised to provide additional capital to Oceanside totaling $2.8 million and $1.8 million, respectively. This amount has been eliminated in consolidation.

Capital Analysis:
	For the Year Ended December 31,
	2006	2005	2004
Average equity as a percentage of average assets	7.11%	7.55%	8.41%
Equity to total assets at end of year	7.08	7.12	7.61
Return on average equity	11.96	10.13	8.67
Return on average assets	0.85	0.76	0.73
Noninterest expenses to average assets	2.65	2.73	3.06

Stockholders’ equity is adjusted for the effect of unrealized appreciation or depreciation, net of tax, on securities classified as available-for-sale. As of December 31, 2006, stockholders’ equity increased $2,019,000 from December 31, 2005, as a result of the net income of $1,918,000, and a decrease of $101,000 in unrealized holding losses on available-for-sale securities. As of December 31, 2005, stockholders’ equity increased $1,199,000 from December 31, 2004, as a result of the net income of $1,478,000, and an increase of $279,000 in unrealized holding losses on available-for-sale securities. The return on average equity for the years ended December 31, 2006, 2005, and 2004, totaled 11.96%, 10.13%, and 8.67%, respectively. The increase in return on average equity is attributable primarily to the increases in net income in 2006 and 2005.

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

	2006	2005	2004
Loans	$2.0	$2.3	$2.0
Unfunded loan commitments	$1.6	$1.3	$1.1
Deposits and customer repurchase agreements	$37.6	$36.7	$22.0

INTEREST RATE SENSITIVITY

Our operations are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, mature, or reprice in specified periods.

The principal objective of asset/liability management activities is to provide consistently higher levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating our funding needs. We utilize an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present. The traditional maturity “gap” analysis, which reflects the volume difference between interest rate sensitive assets and liabilities during a given time period, is reviewed regularly by management. A positive gap occurs when the amount of interest-sensitive assets exceeds interest-sensitive liabilities. This position would contribute positively to net income in a rising interest rate environment. Conversely, if the balance sheet has more liabilities repricing than assets, the balance sheet is liability sensitive or negatively gapped. We continue to monitor sensitivity in order to avoid overexposure to changing interest rates.

Our operations do not subject us to foreign currency exchange or commodity price risk. Also, we do not use interest rate swaps, caps, or other hedging transactions. Our overall sensitivity to interest rate risk is low due to our non-complex balance sheet. We have implemented several strategies to manage interest rate risk that include originating residential mortgages for third-party lenders, increasing the volume of variable rate commercial loans, requiring interest rate calls on commercial loans, and maintaining a short repricing maturity for a significant portion of our investment portfolio.

The following table provides information about our financial instruments that are sensitive to changes in interest rates. For securities, loans, and deposits, the table presents principal cash flows and related weighted average interest rates by maturity dates or repricing frequency. We have no market risk sensitive instruments entered into for trading purposes.

Interest Rate Sensitivity at December 31, 2006 (dollars in thousands):

	Under 3 Months	3 to 12 Months	1 - 5 Years	Over 5 Years	Total

Federal funds sold	$11,133	$-	$-	$-	$11,133
Interest-bearing deposits in other banks	8	-	-	-	8
Loans(1)	82,853	21,930	64,966	7,933	177,682
Securities(2)	91	202	12,596	26,948	39,837

Total rate-sensitive assets	$94,085	$22,132	$77,562	$34,881	$228,660

Money market and NOW accounts(2)	$40,349	$-	$-	$3,970	$44,319
Savings accounts (2)	-	-	-	5,347	5,347
Certificates of deposit (2)	33,165	35,722	42,145	-	111,032

Total rate-sensitive liabilities	$73,514	$35,722	$42,145	$9,317	$160,698

Gap (repricing differences)	$20,571	$(13,590)	$35,417	$25,564	$67,962

Cumulative Gap	$20,571	$6,981	$42,398	$67,962

Cumulative Gap/total assets	8.45%	2.87%	17.41%	27.91%

Total assets					$243,497

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

RECENT ACCOUNTING PRONOUNCEMENTS IMPACTING FUTURE PERIODS

There are currently no pronouncements issued or that are scheduled for implementation during 2007 or 2008 that are expected to have any significant impact on our accounting policies. For a discussion of recent accounting pronouncements, see the accompanying Notes to Consolidated Financial Statements shown in Item 7.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oceanside’s earnings are dependent, to a large degree, on its net interest income, which is the difference between interest income earned on all interest-earning assets, primarily loans and securities, and interest paid on all interest-bearing liabilities, primarily deposits. Market risk is the risk of loss from adverse changes in market prices and interest rates. Oceanside’s market risk arises primarily from inherent interest rate risk in its lending, investing, and deposit gathering activities. Oceanside seeks to reduce its exposure to market risk through actively monitoring and managing its interest rate risk. Management relies upon static “gap” analysis to determine the degree of mismatch in the maturity and repricing distribution of interest-earning assets and interest-bearing liabilities which quantifies, to a large extent, the degree of market risk inherent in Oceanside’s balance sheet. Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific interest-earning assets and interest-bearing liabilities to changes in those prevailing rates. Simulation analysis consists of evaluating the impact on net interest income given changes from 200 basis points below the current prevailing rates to 200 basis points above the current prevailing rates. Management makes certain assumptions as to the effect varying levels of interest rates have on certain interest-earning assets and interest-bearing liabilities, which consider both historical experience and consensus estimates of outside sources.

With respect to the primary interest-earning assets, loans and securities, certain features of individual types of loans and specific securities introduce uncertainty as to their expected performance at varying levels of interest rates. In some cases, prepayment options exist whereby the borrower may elect to repay the obligation at any time prior to maturity. These prepayment options make anticipating the performance of those instruments difficult given changes in prevailing interest rates. Management believes that assumptions used in its simulation analysis about the performance of financial instruments with such prepayment options are appropriate. However, the actual performance of these financial instruments may differ from management’s estimates due to several factors, including the diversity and financial sophistication of the customer base, the general level of prevailing interest rates and the relationship to their historical levels, and general economic conditions. The difference between those assumptions and actual results, if significant, could cause the actual results to differ from those indicated by the simulation analysis.

Deposits are the primary funding source for interest-earning assets and the associated market risk is considered by management in its simulation analysis. Generally, it is anticipated that deposits will be sufficient to support funding requirements. However, the rates paid for deposits at varying levels of prevailing interest rates have a significant impact on net interest income.

The following table illustrates the results of simulation analysis used by Oceanside to determine the extent to which market risk would affect net interest margin for the next twelve and twenty-four months if prevailing interest rates increased or decreased the specified amounts from current prevailing rates. As noted above, this model uses estimates and assumptions in both balance sheet growth and asset and liability account rate reactions to changes in prevailing interest rates. Because of the inherent use of these estimates and assumptions in the simulation model used to derive this market risk information, the actual results of the future impact of market risk on Oceanside’s net interest margin may differ from that found in the table.

Change in Prevailing Interest Rates	2007	2008
+ 200 basis points	0.08%	0.23%
Prevailing rates	-	-
- 200 basis points	(0.18%)	(0.37%)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Atlantic BancGroup, Inc.
  and Subsidiary
Jacksonville Beach, Florida

We have audited the consolidated balance sheet of Atlantic BancGroup, Inc. and Subsidiary as of December 31, 2006, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Atlantic BancGroup, Inc. and Subsidiary for the year ended December 31, 2005 were audited by other auditors; whose report dated February 8, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic BancGroup, Inc. and Subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
March 21, 2007

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Atlantic BancGroup, Inc. and Subsidiary
Jacksonville Beach, Florida

We have audited the accompanying consolidated balance sheet of Atlantic BancGroup, Inc. and Subsidiary (“Atlantic”) as of December 31, 2005, and the related consolidated statements of income and comprehensive income, cash flows, and stockholders' equity, for the year ended December 31, 2005. These consolidated financial statements are the responsibility of Atlantic's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic as of December 31, 2005, and the results of its consolidated operations and its cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Stevens, Powell & Company, P.A.

STEVENS, POWELL & COMPANY, P.A.
Jacksonville, Florida
February 8, 2006

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Cash and due from banks	$6,566	$9,153
Federal funds sold	11,133	5,834
Total cash and cash equivalents	17,699	14,987

Investment securities, available-for-sale	29,805	32,440
Investment securities, held-to-maturity (market value of $10,138 in 2006 and $5,983 in 2005)	10,032	5,850
Restricted stock, at cost	735	676
Loans, net	176,109	151,251
Bank premises and equipment	3,960	4,154
Accrued interest receivable	1,223	841
Deferred income taxes	860	851
Investment in unconsolidated subsidiary	93	93
Cash surrender value of bank-owned life insurance	2,543	2,453
Other assets	438	284

Total assets	$243,497	$213,880

LIABILITIES
Deposits:
Noninterest-bearing	$32,006	$33,682
Interest-bearing	160,698	134,798
Total deposits	192,704	168,480

Other borrowings:
Short-term borrowings, customer repurchase agreements	26,921	23,745
Long-term debt	5,393	5,393
Total other borrowings	32,314	29,138
Accrued interest payable	279	168
Other liabilities	949	862
Total liabilities	226,246	198,648

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY

Preferred stock, authorized 2,000,000 shares, none issued and outstanding	-	-
Common stock, $0.01 par value, authorized 10,000,000 shares, issued and outstanding 1,247,516 shares in 2006 and 2005	12	12
Additional paid-in capital	11,788	11,788
Retained earnings	5,734	3,816
Accumulated other comprehensive income (loss):
Net unrealized holding losses on securities	(283)	(384)
Total stockholders’ equity	17,251	15,232

Total liabilities and stockholders’ equity	$243,497	$213,880

Book value per common share	$13.83	$12.21

Common shares outstanding	1,247,516	1,247,516

See accompanying notes to consolidated financial statements.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December 31,
	2006	2005
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME
Interest and fees on loans	$13,592	$9,870
Taxable interest income on investment securities and interest bearing deposits in banks	1,278	1,019
Tax-exempt interest income on investment securities	327	276
Interest on federal funds sold	305	94
Total interest income	15,502	11,259

INTEREST EXPENSE
Interest on deposits	6,435	3,601
Short-term borrowings	861	569
Long-term borrowings	288	188
Total interest expense	7,584	4,358

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,918	6,901

PROVISION FOR LOAN LOSSES	194	334

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,724	6,567

NONINTEREST INCOME
Fees and service charges on deposit accounts	599	498
Other fee income for banking services	199	100
Mortgage banking fees	119	114
Income from bank-owned life insurance	106	103
Dividends on restricted stock	29	2
Dividends on trust-preferred securities	5	-
Other income	21	22
Total noninterest income	1,078	839

NONINTEREST EXPENSES
Salaries and employee benefits	2,962	2,610
Expenses of bank premises and fixed assets	1,150	1,026
Other operating expenses	1,869	1,647
Total noninterest expenses	5,981	5,283

INCOME BEFORE PROVISION FOR INCOME TAXES	2,821	2,123

PROVISION FOR INCOME TAXES	903	645

NET INCOME	1,918	1,478

OTHER COMPREHENSIVE INCOME
Unrealized holding gains (losses) on securities arising during period, net of income tax expense (benefit) of $60 in 2006 and $(168) in 2005	101	(279)

COMPREHENSIVE INCOME	$2,019	$1,199

AVERAGE COMMON SHARES OUTSTANDING
Basic and fully diluted	1,247,516	1,247,516

EARNINGS PER SHARE
Basic and fully diluted	$1.54	$1.18

See accompanying notes to consolidated financial statements.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
	(Dollars in Thousands)
Balance, December 31, 2004	1,247,516	$12	$11,788	$2,338	$(105)	$14,033

Comprehensive income:
Net income	-	-	-	1,478
Change in net unrealized holding losses on securities	-	-	-	-	(279)

Total comprehensive income	-	-	-	-	-	1,199

Balance, December 31, 2005	1,247,516	12	11,788	3,816	(384)	15,232

Comprehensive income:
Net income	-	-	-	1,918
Change in net unrealized holding gains on securities	-	-	-	-	101

Total comprehensive income	-	-	-	-	-	2,019

Balance, December 31, 2006	1,247,516	$12	$11,788	$5,734	$(283)	$17,251

See accompanying notes to consolidated financial statements.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,918	$1,478
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	194	334
Depreciation and amortization	339	351
Net premium amortization and discount accretion	36	139
Deferred income taxes	(70)	(58)
Policy income from bank-owned life insurance	(90)	(90)
Pension expense from indexed retirement plan	133	153
Increase in accrued interest receivable and other assets	(535)	(64)
Increase (decrease) in accrued interest payable and other liabilities	65	(35)
Net cash provided by operating activities	1,990	2,208

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:
Purchases	(4,628)	(16,922)
Principal repayments on mortgage-backed investment securities	7,389	6,872
Securities held-to-maturity
Purchases	(5,016)	-
Calls	833	-
Purchases of restricted stock	(59)	(83)
Increase in loans	(25,052)	(23,080)
Purchases of bank premises and equipment	(145)	(350)
Net cash used in investing activities	(26,678)	(33,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits:
Noninterest-bearing	(1,676)	5,900
Interest-bearing	25,900	16,228
Proceeds from junior subordinated debentures, net	-	3,000
Proceeds from other borrowings, net of repayments	3,176	3,041
Net cash provided by financing activities	27,400	28,169

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,712	(3,186)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,987	18,173

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,699	$14,987

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash received during the year for interest and dividends	$15,120	$11,009
Cash paid during the year for interest	$7,473	$4,295
Cash paid during the year for income taxes	$998	$645

NONCASH TRANSACTIONS
Increase in cash surrender value of bank-owned life insurance	$90	$90
Increase in deferred compensation arrangements	$133	$153
Net change in unrealized holding gains (losses) on securities available-for-sale, net of income taxes	$101	$(279)

See accompanying notes to consolidated financial statements.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

General - Atlantic BancGroup, Inc. (the “Holding Company”) is a bank holding company registered with the Federal Reserve and owns 100% of the outstanding stock of Oceanside Bank (“Oceanside”). Oceanside is a state-chartered commercial bank, which opened July 21, 1997. Oceanside’s deposits are insured by the Federal Deposit Insurance Corporation. The Holding Company’s primary business activities are the operations of Oceanside, and it operates in only one reportable industry segment: banking. Collectively, the entities are referred to as “Atlantic.”

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and valuation of foreclosed assets.

The determination of the adequacy of the allowance for loan losses is based on estimates that may be affected by significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

Atlantic’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although Atlantic has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local, state, and national economic conditions that may affect the value of the underlying collateral or the income of the debtor.

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

Cash and Cash Equivalents - For purposes of the statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold, all of which mature within ninety days. At December 31, 2006 and 2005, cash and due from banks includes $8,000 and $4,000, respectively, of interest-bearing deposits in the Federal Home Loan Bank.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Oceanside is required by law or regulation to maintain cash reserves with the Federal Reserve Bank. The reserve balances were approximately $619,000 and $803,000 at December 31, 2006 and 2005, respectively.

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

Equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in noninterest income. During 2006 and 2005, Atlantic did not engage in trading securities.

Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. As of December 31, 2006, no securities were determined to have other than a temporary decline in fair value below cost.

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

Loans Held-for-Sale - Residential loans held-for-sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements. Gains and losses resulting from sales of residential mortgage loans are recognized when Atlantic funds the loan and has a commitment from the purchaser. Atlantic had no significant loans held-for-sale as of December 31, 2006 or 2005. Loans originated for sale in 2006 and 2005 totaled $11.0 million and $12.7 million, respectively. The income from mortgage banking operations totaled $119,000 and $114,000 for 2006 and 2005, respectively.

Oceanside originates loans with a guaranty from the Small Business Administration (“SBA”). Oceanside does not classify SBA loans (or the SBA-guaranteed portion) as held-for-sale, as the intent is to generally hold SBA loans to maturity in Oceanside’s held-for-investment portfolio. There were no sales of SBA loans in 2006 or 2005. Typically, if an SBA loan is sold, no loan servicing is retained by Oceanside.

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
DECEMBER 31, 2006 AND 2005

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that Atlantic will be unable to collect the scheduled payments of principal or interest when due. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Interest Rate Risk - Atlantic’s asset base is exposed to risk including the risk resulting from changes in interest rates and changes in the timing of cash flows. Atlantic monitors the effect of such risks by considering the mismatch of the maturities of its assets and liabilities in the current interest rate environment and the sensitivity of assets and liabilities to changes in interest rates. Atlantic’s management has considered the effect of significant increases and decreases in interest rates and believes such changes, if they occurred, would be manageable and would not affect the ability of Atlantic to hold its assets as planned. However, Atlantic is exposed to significant market risk in the event of significant and prolonged interest rate changes.

Facilities - Facilities are stated at cost, less accumulated depreciation and amortization. Charges to income for depreciation and amortization are computed on the straight-line method over the estimated useful lives of assets. When properties are sold or otherwise disposed of, the gain or loss resulting from the disposition is credited or charged to income. Expenditures for maintenance and repairs are charged against income, and renewals and betterments are capitalized.

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
DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Foreclosed Assets - Assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the foreclosed asset is carried at the lower of carrying amount or fair value less cost to sell. Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the foreclosed assets at the time of the transfer. Revenue and expenses from operations and changes in the valuation allowance are included in gains or loss on foreclosed assets.

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

Computation of Per Share Earnings - Basic earnings per share (“EPS”) amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the years ended December 31, 2006 and 2005. Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period. Atlantic has no dilutive potential shares outstanding for 2006 or 2005. The following information was used in the computation of EPS on both a basic and diluted basis for the years ended December 31, 2006 and 2005 (dollars in thousands except per share data):

	For the Year Ended December 31,
	2006	2005
Basic EPS computation:
Numerator - Net income	$1,918	$1,478
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic EPS	$1.54	$1.18

Diluted EPS computation:
Numerator - Net income	$1,918	$1,478
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Diluted EPS	$1.54	$1.18

Advertising and Business Development - Atlantic expenses advertising and business development costs as incurred. Advertising and business development costs for 2006 and 2005 as included in other operating expenses were $97,000 and $75,000, respectively.

Reclassification of Accounts - Certain items in the financial statements for 2005 have been reclassified to conform to the classifications used for the current year.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Recent Accounting Pronouncements - In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing Financial Assets, an amendment of SFAS No. 140 (“SFAS 156”). This statement amends SFAS 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value, if practical. The effective date of this statement is as of the beginning of its first fiscal year that begins after September 15, 2006; however, early adoption is permitted as of the beginning of any fiscal year, provided the entity has not issued financial statements for the interim period. The initial recognition and measurement of servicing assets and servicing liabilities are required to be applied prospectively to transactions occurring after the effective date. The adoption of SFAS 156 is not expected to materially impact Atlantic’s financial position, results of operations, or liquidity.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Atlantic will adopt FIN 48 for the year beginning January 1, 2007. The adoption of FIN 48 is not expected to materially impact Atlantic’s financial position, results of operations, or liquidity.

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. In developing this statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to materially impact Atlantic’s financial position, results of operations, or liquidity.

In September 2006, the FASB reached a consensus on EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The Task Force addressed the issue of how an employer should account for the deferred compensation or postretirement or postemployment benefit aspects of a split-dollar life insurance arrangement that is, in substance, an endorsement type of policy. The Task Force believes that an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. For example, if the employer has effectively agreed to maintain a life insurance policy during the employee's retirement, the cost of the insurance policy during postretirement periods should be accrued in accordance with either SFAS 106 or APB Opinion 12. Similarly, if the employer has effectively agreed to provide the employee with a death benefit, the employer should accrue, over the service period, a liability for the actuarial present value of the future death benefit as of the employee's expected retirement date, in accordance with either SFAS 106 or APB Opinion 12. This consensus is to be to be applied to fiscal years beginning after December 15, 2007, with earlier application permitted. Atlantic has not completed its evaluation of this EITF; however, the initial assessment is that adoption will not materially impact its financial position, results of operations, or liquidity.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. Atlantic has not completed its evaluation of this statement; however, the initial assessment is that adoption will not materially impact its financial position, results of operations, or liquidity.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities at December 31, 2006 and 2005, follow (dollars in thousands):

	December 31, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Government- sponsored agency	$1,000	$7	$-	$1,007	$-	$-	$-	$-
Mortgage-backed securities	29,259	24	(485)	28,798	33,056	29	(645)	32,440
	30,259	31	(485)	29,805	33,056	29	(645)	32,440
Held-to-maturity
State, county and municipal bonds	10,032	144	(38)	10,138	5,850	193	(60)	5,983
Total investment securities	$40,291	$175	$(523)	$39,943	$38,906	$222	$(705)	$38,423

Information pertaining to securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss positions, follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
December 31, 2006:
Available-for-Sale
U.S. Government-sponsored agency	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	131	(485)	24,563	(485)	24,694
	$-	$131	$(485)	$24,563	$(485)	$24,694

Held-to-Maturity
State, county, and municipal bonds	$(38)	$4,740	$-	$-	$(38)	$4,740

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2 - INVESTMENT SECURITIES (Continued)

	Less Than Twelve Months		Over Twelve Months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
December 31, 2005:
Available-for-Sale
Mortgage-backed securities	$(274)	$15,772	$(371)	$10,800	$(645)	$26,572

Held-to-Maturity
State, county, and municipal bonds	$(20)	$573	$(40)	$1,327	$(60)	$1,900

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

The unrealized losses on investment securities available-for-sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Atlantic has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Temporary decreases in fair value of securities available-for-sale at December 31, 2006, of $283,000 (net of deferred income taxes of $171,000) are regarded as an adjustment to stockholders' equity. The estimated fair value of securities is determined on the basis of market quotations.

At December 31, 2006, securities with an amortized cost of $872,000 and fair value of $921,000 were pledged to secure deposits of public funds from the state of Florida and treasury tax and loan deposits with the Federal Reserve.

At December 31, 2006, securities, with a fair value of $26.9 million, were sold under an agreement to repurchase which effectively collateralizes overnight customer repurchase agreements totaling $26.9 million (see Note 6). There were no securities of a single issuer (which were non-governmental or non-government sponsored) that exceeded 10% of stockholders’ equity at December 31, 2006.

The cost and estimated fair value of debt and equity securities at December 31, 2006, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$216	$293	$-	$-
Due after one through five years	6,402	6,280	-	-
Due after five through ten years	12,334	12,125	625	651
Due after ten years	11,307	11,107	9,407	9,487
	$30,259	$29,805	$10,032	$10,138

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 3 - LOANS

The loan portfolio at December 31, 2006 and 2005, is composed of the following (dollars in thousands):

	2006	2005

Real estate loans
Construction, land development, and other land	$51,598	$37,905
1-4 family residential	38,018	31,997
Multifamily residential	2,489	3,051
Commercial	68,588	62,612
Total real estate loans	160,693	135,565
Commercial loans	11,214	11,901
Consumer and other loans	5,828	5,400
Total loan portfolio	177,735	152,866
Less, deferred fees and other	(27)	(63)
Less, allowance for loan losses	(1,599)	(1,552)
Loans, net	$176,109	$151,251

At December 31, 2006 and 2005, fixed-rate loans (excluding nonaccrual loans) with maturities over one year totaled approximately $23.2 million and $29.0 million, respectively.

The following is a summary of the transactions in the allowance for loan losses (dollars in thousands):

	2006	2005

Balance, beginning of period	$1,552	$1,296
Provisions charged to operating expenses	194	334
Loans charged-off	(181)	(86)
Recoveries	34	8
Balance, end of period	$1,599	$1,552

Interest income recognized or received on impaired loans for 2006 and 2005 was not material. At December 31, 2006 and 2005, impaired loans, all collateral dependent, were as follows (dollars in thousands):

	2006	2005

Average balance during year	$79	$195

Total impaired loans (excluding SBA-guaranteed portion of loan)	$53	$202
Total related allowance for loan losses (or SBA-guaranteed portion of loan)	(53)	(202)
Amount of impaired loans without a specific allowance for loan losses	$-	$-

Nonaccrual and past due loans at December 31, 2006 and 2005, were as follows (dollars in thousands):

	2006	2005
Nonaccrual loans
Impaired loans (excluding SBA-guaranteed portion of loans)	$53	$202
SBA-guaranteed portion of loans (past due but not considered impaired)	(53)	-
Past due ninety days or more, but still accruing	-	-
	$-	$202

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 4 - FACILITIES

Facilities. A summary follows (dollars in thousands):
	Cost	Accumulated Depreciation and Amortization	Net Book Value	Estimated Useful Lives
December 31, 2006:
Land and land improvements	$750	$-	$750
Bank building and improvements	3,417	637	2,780	5 - 40 years
Furniture, fixtures, and equipment	2,047	1,617	430	3 - 10 years
	$6,214	$2,254	$3,960

December 31, 2005:
Land and land improvements	$750	$-	$750
Bank building and improvements	3,400	519	2,881	5 - 40 years
Furniture, fixtures, and equipment	1,919	1,396	523	3 - 10 years
	$6,069	$1,915	$4,154

Depreciation and amortization of facilities totaled $339,000 and $351,000 in 2006 and 2005, respectively.

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

Total rent expense for 2006 and 2005 was $428,000 and $336,000, respectively. The future annual rental payments for the branch leases are due as follows (dollars in thousands):

Years Ending December 31,	Amount
2007	$287
2008	297
2009	310
2010	316
2011	162
Thereafter	1,128
$2,500

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 5 - TIME DEPOSITS

Time deposits at December 31, 2006 and 2005, totaled $111,032,000 and $84,117,000, respectively. The scheduled maturities of time deposits were as follows (dollars in thousands):

	December 31, 2006		December 31, 2005
	Time, $100,000 And Over	Other Time Deposits	Time, $100,000 And Over	Other Time Deposits

Three months or less	$12,474	$15,273	$7,929	$12,831
Over three through twelve months	16,878	22,756	10,142	18,584
Over twelve months through three years	10,565	21,878	3,750	18,870
Over three years	6,186	5,022	5,413	6,598
	$46,103	$64,929	$27,234	$56,883

Time deposits of less than $100,000 with a remaining maturity of one year or less totaled $38,029,000 at December 31, 2006. Time deposits of $100,000 or more with a remaining maturity of one year or less totaled $29,352,000 at December 31, 2006.

Interest expense on certificates of deposit of $100,000 or more totaled $1,764,000 and $845,000 for 2006 and 2005, respectively. Interest expense on other time deposits totaled $3,167,000 and $1,831,000 for 2006 and 2005, respectively.

Oceanside did not accept brokered deposits during 2006 and 2005.

NOTE 6 - OTHER BORROWINGS

Short-Term Debt, Customer Repurchase Agreements. Atlantic has sold securities under an agreement to repurchase with a par value of $27,720,000 and a fair value of $26,929,000, which effectively collateralizes overnight borrowings totaling $26,921,000. The interest rate is based on the then current federal fund rate less 0.25%. The interest rate on this overnight borrowing was 5.25% at December 31, 2006. The average balance of customer repurchase agreements for 2006 and 2005 were $18,098,000 and $18,254,000, respectively, at a weighted average interest rate of 4.49% and 2.96%, respectively. Interest of $830,000 and $541,000 was recorded in 2006 and 2005, respectively.

Other Short-term Borrowings. Atlantic purchases federal funds for liquidity needs during the year. At December 31, 2006 and 2005, no federal fund purchases existed. The average federal funds purchased during 2006 and 2005, were $695,000 and $863,000, respectively, at a weighted average interest rate of 3.96% and 3.24%, respectively. Interest of $31,000 and $28,000 was recorded in 2006 and 2005, respectively.

Long-Term Debt. A summary of long-term debt follows (dollars in thousands):

	December 31,
	2006	2005

FHLB of Atlanta advances	$2,300	$2,300
Junior subordinated debentures	3,093	3,093
	$5,393	$5,393

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 6 - OTHER BORROWINGS (Continued)

FHLB of Atlanta Advances. Atlantic has obtained an advance from FHLB of $2,300,000 collateralized by Atlantic’s FHLB capital stock in the amount of $531,000 and a blanket lien on eligible wholly-owned residential (1-4 units) first mortgage loans totaling approximately $5.6 million. This advance matures on November 17, 2010, and has a fixed interest rate at 4.45%. Atlantic has also pledged approximately $4.3 million of qualifying collateral comprised of equity lines of credit and second mortgages for future FHLB advances. Interest of $104,000 and $136,000 was recorded in 2006 and 2005, respectively.

Junior Subordinated Debentures. On September 15, 2005, Atlantic participated in a pooled offering of trust preferred securities. Atlantic formed Atlantic BancGroup Statutory Trust I (the "Trust"), a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust used the proceeds from the issuance of $3,000,000 in trust preferred securities to acquire fixed/floating rate junior subordinated deferrable interest debentures of Atlantic in the amount of $3,093,000. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate of 5.886% equal to the interest rate on the debt securities, both payable quarterly for five years. Beginning September 15, 2010, the quarterly rates vary based on the three month LIBOR plus 150 basis points. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by Atlantic or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. Atlantic has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder, if any, as Tier 2 capital for federal regulatory purposes. There are no required principal payments on the junior subordinated debentures over the next five years. Interest expense on the junior subordinated debentures totaled $184,000 and $52,000 in 2006 and 2005, respectively.

Under new accounting guidance, FASB Interpretation Nos. 46 and 46R, the Trust is not consolidated with Atlantic. Accordingly, Atlantic does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the junior subordinated debentures issued by Atlantic and held by the Trust.

At December 31, 2006, Atlantic’s investment in the statutory trust of $93,000 has been included in Other Assets in the Consolidated Balance Sheets as an investment in an unconsolidated subsidiary.

NOTE 7 - INCOME TAXES

The provision for income taxes on income is summarized as follows (dollars in thousands):

	Year Ended December 31,
	2006	2005
Current:
Federal	$831	$434
State	142	75
	973	509
Deferred:
Federal	(60)	116
State	(10)	20
	(70)	136
Total income tax provision	$903	$645

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 7 - INCOME TAXES (Continued)

A reconciliation of the income tax provision computed at the federal statutory rate of 34% and the income tax provision shown on the statement of income, follows (dollars in thousands):

	2006		2005
	Amount	% of Pretax	Amount	% of Pretax

Tax computed at statutory rate	$959	34.0%	$722	34.0%
Increase (decrease) resulting from:
Nontaxable interest income, net	(118)	(4.2)	(99)	(4.6)
Other	62	2.2	22	1.0
Income tax provision	$903	32.0%	$645	30.4%

The components of the net deferred income tax assets are as follows (dollars in thousands):

	December 31,
	2006	2005
Deferred tax asset:
Federal	$887	$880
State	152	151
	1,039	1,031
Deferred tax liability:
Federal	(153)	(154)
State	(26)	(26)
	(179)	(180)
Net deferred tax asset	$860	$851

The tax effects of each type of significant item that gave rise to deferred taxes are (dollars in thousands):

	December 31,
	2006	2005

Allowance for loan losses	$545	$527
Indexed retirement plans	292	242
Net unrealized holding losses on securities	171	232
Depreciation	(179)	(180)
Other, net	31	30
Net deferred tax asset	$860	$851

Income tax expense of $60,000 for 2006 and income tax benefit of $168,000 for 2005 have been netted in the caption “Unrealized holding gains (losses) on securities arising during period” found in the Consolidated Statements of Income and Comprehensive Income.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 8 - EMPLOYEE BENEFITS AND INDEXED RETIREMENT PLANS

SIMPLE Plan. Atlantic sponsors a savings incentive plan (“SIMPLE Plan”) that covers substantially all employees. Atlantic matches each participant’s contribution, subject to a maximum of 3% of the participant's salary. The SIMPLE Plan is a prototype plan and has been approved by the Internal Revenue Service. The amount included in salaries and employee benefits as pension expense totaled $60,000 and $53,000 for 2006 and 2005, respectively.

Indexed Retirement Plans. Atlantic has adopted an Indexed Retirement Plan (“IRP”) for Atlantic’s seven directors and four of its current and former officers. The purpose of the IRP is to retain qualified directors and members of management by offering a retirement benefit. Benefits under the IRP began vesting over a five-year period, with service beginning in 1997. Upon his resignation from Atlantic, a former officer and director was 60% vested in the IRP. The remaining ten participants were each 100% vested at the end of 2004.

Atlantic has purchased a pool of life insurance policies with $2,050,000 that had previously been invested in overnight federal funds sold. The policies have cash surrender values that can progressively grow, based on a fluctuating index of life insurance securities, resulting in an earnings stream.

Under the IRP, as amended, eight of the current participants will begin receiving benefit payments for fifteen years following retirement. In addition, the beneficiaries of these eight participants will each receive 90% of the death benefits gains, payable upon the respective participant’s death, with the remaining 10% plus the policy cash value payable to Atlantic. The remaining three participants will receive benefit payments over a twenty-year period following retirement. Following a participant’s death, any unpaid benefits will continue to the beneficiary (or beneficiaries) over the remaining term. A summary of the activity for the IRP follows (dollars in thousands):

	December 31,
	2006	2005

Policy income included in other income	$106	$103
IRP expense included in other operating expenses	(133)	(155)
Life insurance expense included in other operating expenses	(15)	(13)
Deferred income tax benefit	50	58
Net after income tax benefit	$8	$(7)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Credit-Related Financial Instruments. Atlantic is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Atlantic’s exposure to credit loss is represented by the contractual amount of these commitments. Atlantic follows the same credit policies in making commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by Atlantic, is based on management’s credit evaluation of the customer.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

Commercial and standby letters-of-credit are conditional commitments issued by Atlantic to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. All letters of credit issued and outstanding at December 31, 2006, totaling $1,712,000, have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. Atlantic generally holds collateral supporting those commitments if deemed necessary.

At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk for Atlantic (dollars in thousands):

	December 31,
	2006	2005

Commitments to extend credit (including unused lines of credit)	$31,462	$28,034
Standby letters of credit	$1,712	$1,714

Derivative Loan Commitments. At December 31, 2006, Atlantic did not have any material amounts of commitments to originate residential mortgage loans that will be sold to investors at a specified time in the future.

Collateral Requirements. To reduce credit risk related to the use of credit-related financial instruments, Atlantic might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on Atlantic’s credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment, and real estate. Access to the collateral is generally achieved by either (i) maintaining possession of the collateral, (ii) placing a recorded lien in the appropriate jurisdiction, or (iii) other means such as an assignment.

If the counterparty does not have the right and ability to redeem the collateral or Atlantic is permitted to sell or repledge the collateral on short notice, Atlantic records the collateral on its consolidated balance sheet at fair value with a corresponding obligation to return it.

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

Litigation. Atlantic may periodically be a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to Atlantic’s operations. Management, after consultation with legal counsel, does not believe that there are any pending or threatened proceedings against Atlantic which, if determined adversely, would have a material effect on Atlantic’s consolidated financial position.

Change of Control Agreements. Atlantic has entered into agreements with its three executive officers that would provide certain benefits in the event of a change of control (as defined in the agreement) and, within three years of the change in control, the executive officer is terminated (without cause) or resigns. The change of control benefits include cash payments equal to 2.99 times the executive officer’s base annual compensation (as defined in the agreement) and continuation of health benefits for six months.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Other. At December 31, 2006, Atlantic had $13.3 million of available lines of credit from other banks for the purchase of overnight federal funds.

NOTE 10 - CONCENTRATIONS OF CREDIT

Substantially all of Atlantic's loans, commitments, and standby letters of credit have been granted to customers in northeast Florida, including Duval and St. Johns counties. Atlantic’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although Atlantic has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local, state, and national economic conditions, which can be affected by a number of events domestically and internationally.

The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers. Atlantic, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of its legal lending limit. As a state-chartered bank, Oceanside’s 15% legal lending limit was approximately $3.0 million at December 31, 2006 ($5.0 million for loans qualifying for the 25% limit). Atlantic does not have any significant concentrations in any one industry or customer.

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

A summary of activity for 2006 and 2005 for such loans follows (dollars in thousands):
	2006	2005

Beginning of year balance	$2,323	$1,964
Additions	1,645	1,501
Reductions	(1,970)	(1,142)
End of year balance	$1,998	$2,323

Unfunded commitments to the same parties totaled $1,649,000 at December 31, 2006. At December 31, 2006 and 2005, deposits and customer repurchase agreements with insiders totaled approximately $37.6 million and $36.7 million, respectively.

NOTE 12 - STOCKHOLDERS' EQUITY

Preferred Stock.  In addition to the 10,000,000 shares of authorized common stock, Atlantic’s articles of incorporation authorize up to 2,000,000 shares of preferred stock. The Board of Directors is further authorized to establish designations, powers, preferences, rights, and other terms for preferred stock by resolution. No shares of preferred stock have been issued.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Dividends. The ability of Atlantic to pay dividends to stockholders depends primarily on dividends received by Atlantic from its subsidiary, Oceanside. Oceanside’s ability to pay dividends is limited by federal and state banking regulations based upon Oceanside’s profitability and other factors. State banking statutes further require (i) prior approval, (ii) that at least 20% of the prior year’s earnings be transferred to additional paid-in capital (surplus) annually until surplus equals or exceeds Oceanside’s common stock, and (iii) that certain minimum capital levels are maintained. At December 31, 2006, retained earnings of approximately $1,914,000 were available to pay cash dividends to the holding company only (Atlantic) in order to maintain Oceanside’s current regulatory capital classification. Atlantic’s dividend policy is to retain accumulated earnings to support its growth.

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses follow (dollars in thousands):

	2006	2005

Processing and settlement fees	$624	$505
Professional, legal, and audit fees	253	250
Pension expense	133	155
Stationery, printing, and supplies	128	127
Postage, freight, and courier	97	88
Director fees	122	99
Telephone	82	80
Advertising and business development	97	75
Regulatory assessments	66	60
Insurance (excluding group insurance)	38	41
Dues and subscriptions	58	55
Other miscellaneous expenses	171	112
	$1,869	$1,647

NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Due from Banks and Federal Funds Sold - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities - For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Restricted Stock - Fair value of Atlantic’s investment in Federal Home Loan Bank and correspondent banks’ stock is its cost.

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
DECEMBER 31, 2006 AND 2005

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

Other Borrowings - For short-term debt, including accounts and demand notes payable, the carrying amount is a reasonable estimate of fair value. The fair value of customer repurchase agreements is the amount payable on demand at the reporting date. For long-term debt, the fair value is estimated using discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements.

Off-Balance Sheet Instruments - Fair values for off-balance sheet lending commitments are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of Atlantic's financial instruments at December 31, 2006 and 2005, follow (dollars in thousands):

	December 31, 2006
	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$6,566	$6,566
Federal funds sold	11,133	11,133
Investment securities	39,837	39,943
Restricted stock	735	735
Loans, net	176,109	175,796
Total assets valued	$234,380	$234,173

Financial Liabilities
Deposits	$192,704	$185,975
Other borrowings	32,314	32,052
Total liabilities valued	$225,018	$218,027

	December 31, 2005
	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$9,153	$9,153
Federal funds sold	5,834	5,834
Investment securities	38,290	38,423
Restricted stock	676	676
Loans, net	151,251	149,789
Total assets valued	$205,204	$203,875

Financial Liabilities
Deposits	$168,480	$160,683
Other borrowings	29,138	28,961
Total liabilities valued	$197,618	$189,644

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

While these estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that, were Atlantic to have disposed of such items at December 31, 2006, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2006, should not necessarily be considered to apply at subsequent dates.

NOTE 15 - REGULATORY CAPITAL MATTERS

The Federal Reserve Board and other bank regulatory agencies have adopted risk-based capital guidelines for all banks and for bank holding companies whose consolidated assets are over $500 million. The main objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of banking organizations and to take into account the different risks among banking organizations' assets, liabilities, and off-balance sheet items. Bank regulatory agencies have supplemented the risk-based capital standard with a leverage ratio for Tier 1 capital to total reported assets.

Failure to meet the capital adequacy guidelines and the framework for prompt corrective actions could initiate actions by the regulatory agencies, which could have a material effect on the consolidated financial statements.

As of December 31, 2006, the most recent notification from the FDIC, Oceanside was categorized as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, it will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events, since the most recent notification, that management believes have changed the prompt corrective action category.

	Actual		For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	> Amount	> Ratio	> Amount	> Ratio
	(dollars in thousands)
As of December 31, 2006:

Total capital to risk-weighted assets	$22,160	10.95%	$16,197	8.00%	$20,246	10.00%

Tier 1 capital to risk-weighted assets	$20,561	10.16%	$8,099	4.00%	$12,148	6.00%

Tier 1 capital to average assets	$20,561	8.75%	$9,398	4.00%	$11,748	5.00%

As of December 31, 2005:

Total capital to risk-weighted assets	$20,004	11.52%	$13,895	8.00%	$17,369	10.00%

Tier 1 capital to risk-weighted assets	$18,452	10.62%	$6,948	4.00%	$10,421	6.00%

Tier 1 capital to average assets	$18,452	8.93%	$8,265	4.00%	$10,331	5.00%

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 16 - PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for Atlantic BancGroup, Inc. (parent only):

Condensed Balance Sheets as of December 31:	2006	2005
	(Dollars In Thousands)
Assets
Cash and cash equivalents	$9	$186
Investment in and advances to subsidiary bank	20,278	18,069
Other assets	170	127
Total	$20,457	$18,382

Liabilities and Stockholders' Equity
Liabilities	$3,206	$3,150
Stockholders' equity	17,251	15,232
Total	$20,457	$18,382

Condensed Statements of Income and Stockholders' Equity
Years Ended December 31:	2006	2005
	(Dollars In Thousands)

Equity in net income of subsidiary bank	$2,109	$1,590
Other income	6	1
Interest expense	(184)	(52)
Other expenses (net of income tax benefit)	(13)	(61)
Net income	1,918	1,478
Stockholders' Equity:
Beginning of year	15,232	14,033
Net change in unrealized holding gains (losses) on securities in subsidiary bank	101	(279)
End of year	$17,251	$15,232

Condensed Statements of Cash Flows
Years Ended December 31:	2006	2005
	(Dollars In Thousands)
Operating Activities
Net income	$1,918	$1,478
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary bank	(2,109)	(1,590)
Other	14	101
Net Cash Used In Operating Activities	(177)	(11)

Investing Activities
Capital contributions to subsidiary bank	-	(2,840)
Net Cash Used In Investing Activities	-	(2,840)

Financing Activities
Issuance of Trust Preferred Securities	-	3,000
Net Cash Provided In Financing Activities	-	3,000

Increase (Decrease) in Cash and Cash Equivalents	(177)	149
Cash and Cash Equivalents:
Beginning of year	186	37
End of year	$9	$186

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

By letter dated September 29, 2006, Atlantic announced the resignation of Stevens, Powell & Company, P.A. as the independent registered public accounting firm for Atlantic BancGroup, Inc. and Subsidiary. Stevens, Powell & Company, P.A., has not issued any adverse opinion or disclaimer of opinion or qualification as to uncertainty, audit scope or accounting principles of the Company, or any opinion or statement as to uncertainty regarding the ability of the Company to continue as a going concern. There were no disagreements with Stevens, Powell & Company, P.A., on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which caused Stevens, Powell & Company, P.A., to tender their resignation. The Company’s board of directors approved this resignation. Effective September 29, 2006, Atlantic announced the appointment of Mauldin & Jenkins, Certified Public Accountants, LLC, as its independent registered public accounting firm.

ITEM 8A.	CONTROLS AND PROCEDURES.

Background of Internal Controls and Internal Audits. Oceanside is the sole financial subsidiary of Atlantic. Oceanside has in place extensive policies and operating procedures for loans, operations, accounting, and compliance. All audits, whether internal or external are reported directly to the joint Audit Committee of Oceanside and Atlantic, and the minutes of the Audit Committee meetings are subsequently reported to the Boards of Directors of Oceanside and Atlantic.

The joint Audit Committee of Oceanside and Atlantic maintains an audit calendar prepared by the internal auditor for planning purposes. This audit calendar is submitted to the Boards of Oceanside and Atlantic for approval. Annually, Atlantic engages an external Certified Public Accounting firm to perform an independent audit conducted in accordance with generally accepted auditing standards.

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

ITEM 8B.	OTHER INFORMATION.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 that was not reported.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information contained under the section captioned “Election of Directors” beginning on page 5 of Atlantic’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007, is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information contained under the section captioned “Section 16(a) Beneficial Ownership Compliance” at page 12 of Atlantic’s definitive Proxy Statement is incorporated herein by reference.

CODE OF ETHICS

In 2003, Atlantic adopted a Code of Ethics policy that applies to its principal executive and financial officers (Incorporated by reference to Exhibit 14 to Atlantic’s Form 10-KSB for year ended December 31, 2003).

FINANCIAL EXPERT

Atlantic has at least one audit committee financial expert. The information contained in the section captioned “Report of the Audit Committee” at page 4 in Atlantic’s definitive Proxy Statement is incorporated herein by reference.

AUDIT COMMITTEE CHARTER

The Company has adopted an Audit Committee Charter which was amended in March 2001.

ITEM 10.	EXECUTIVE COMPENSATION.

The information contained in the sections captioned “Summary Compensation Table” under “Executive Compensation” at page 8, “2007 Director Compensation Table” at page 9, “Benefits,” at page 9 and “Employment Contracts” at page 10 in the definitive Proxy Statement, is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in the section captioned “Beneficial Stock Ownership of Directors and Executive Officers” at page 8 under “Election of Directors” in the definitive Proxy Statement, is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained in the section captioned “Certain Relationships and Related Transactions” at page 10 in the definitive Proxy Statement is incorporated herein by reference.

ITEM 13.	EXHIBITS.

The following exhibits are filed with or incorporated by reference into this report (see legend below).

Legend

(a)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 1999
(b)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2000
(c)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2002
(d)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2003
(e)	Incorporated by reference on Atlantic’s Form 10-QSB for quarter ended September 30, 2006

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (a)
3.2	Bylaws (a)
4.1	Specimen Stock Certificate (a)
10.1	Software License Agreement dated as of October 6, 1997, between Oceanside and File Solutions, Inc. (a)
10.2	File Solutions Software Maintenance Agreement dated as of July 15, 1997, between Oceanside and SPARAK Financial Systems, Inc. (a)
10.3	Remote Data Processing Agreement dated as of March 3, 1997, between Oceanside and Bankers Data Services, Inc. (a)
10.4	Lease dated September 27, 2000, between MANT EQUITIES, LLC and Oceanside. (b)
10.5	Lease dated August 22, 2002, between PROPERTY MANAGEMENT SUPPORT, INC., and Oceanside. (c)
10.6	Change in Control Agreement for Barry W. Chandler. (e)
10.7	Change in Control Agreement for David L. Young. (e)
10.8	Change in Control Agreement for Grady R. Kearsey. (e)
11
The computation of per share earnings is shown in the consolidated financial statements of Atlantic BancGroup, Inc. and Subsidiary for December 31, 2006 and 2005, contained in Item 7, on Page 45 of the Notes to Consolidated Financial Statements

14	Code of Ethics for Senior Officers Policy. (d)
16	Letter on Change of Certifying Accountant (incorporated by reference on Form 8-K - see “Reports on Form 8-K” below).
21.1	Subsidiary of the Registrant
31.1	Certifications of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certifications of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Reports on Form 8-K. A current report on Form 8-K was filed by Atlantic on October 2, 2006, for an event dated September 29, 2006, announcing the resignation of Stevens, Powell & Company, P.A., as Atlantic’s independent registered public accounting firm and the appointment of Mauldin & Jenkins, LLC, as Atlantic’s independent registered public accounting firm, effective September 29, 2006.

A Form 8-K was filed by Atlantic on November 2, 2006, which reported a press release announcing the financial results for the quarter ended September 30, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained in the section captioned “Ratification of the Appointment of the Independent Auditor for the Fiscal Year Ending December 31, 2007,” at page 10 in the definitive Proxy Statement is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville Beach, State of Florida, on the fifteenth day of March, 2007.

ATLANTIC BANCGROUP, INC.

/s/ Barry W. Chandler
Barry W. Chandler
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the fifteenth day of March, 2007:

Signature	Title

/s/ Donald F. Glisson, Jr.	Chairman of the Board
Donald F. Glisson, Jr.

/s/ Barry W. Chandler	President and Chief Executive Officer
Barry W. Chandler

/s/ David L. Young	Executive Vice President, Chief Financial Officer,
David L. Young	and Corporate Secretary

/s/ Frank J. Cervone	Director
Frank J. Cervone

/s/ Jimmy Dubberly	Director
Jimmy Dubberly

/s/ Robin H. Scheiderman	Director
Robin H. Scheiderman

/s/ G. Keith Watson	Director
G. Keith Watson

/s/ Conrad L. Williams	Director
Conrad L. Williams

/s/ Dennis M. Wolfson	Director
Dennis M. Wolfson

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

Form 10-KSB
For Fiscal Year Ended December 31, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit

21.1	Subsidiary of the Registrant

31.1	Certifications of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certifications of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002