Form 10QSB
period 2007-03-31
ATLANTIC BANCGROUP INC
filed 2007-05-14
CIK 1087790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☑    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 1, 2007
Common Stock	Common Stock – 1,247,516
Par Value $0.01 per share

Transitional Small Business Format (check one):  YES [   ]   NO [X]

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

FORM 10-QSB - FOR THE QUARTER ENDED MARCH 31, 2007

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands Except Per Share Data)

	March 31,
	2007	December 31,
	(Unaudited)	2006
ASSETS
Cash and due from banks	$7,519	$6,566
Federal funds sold	15,952	11,133
Total cash and cash equivalents	23,471	17,699

Investment securities, available-for-sale	28,247	29,805
Investment securities, held-to-maturity (market value of $10,073 in 2007 and
$10,138 in 2006)	10,030	10,032
Restricted stock, at cost	746	735
Loans, net	180,508	176,109
Bank premises and equipment	3,952	3,960
Accrued interest receivable	1,253	1,223
Deferred income taxes	845	860
Investment in unconsolidated subsidiary	93	93
Cash surrender value of bank-owned life insurance	2,567	2,543
Other assets	299	438

TOTAL	$252,011	$243,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$30,198	$32,006
Interest-bearing	176,148	160,698

Total deposits	206,346	192,704

Short-term borrowings	20,996	26,921
Long-term borrowings	5,393	5,393
Accrued interest payable	317	279
Other liabilities	1,201	949

Total liabilities	234,253	226,246

Commitments and contingencies	-	-

Stockholders' equity:
Common stock	12	12
Additional paid-in capital	11,788	11,788
Retained earnings	6,194	5,734
Accumulated other comprehensive income:
Net unrealized holding losses on securities	(236)	(283)

Total stockholders' equity	17,758	17,251

TOTAL	$252,011	$243,497

Book value per common share	$14.23	$13.83

Common shares outstanding	1,247,516	1,247,516

The accompanying notes are an integral part of theses condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in Thousands Except Per Share Data)

	For the Three Months Ended
	March 31,
	2007	2006

Interest and fees on loans	$3,761	$3,115
Investment income on investment securities and
interest-bearing deposits in banks	332	320
Tax-exempt interest income on investment securities	110	69
Interest on federal funds sold	39	38
Total interest income	4,242	3,542

Interest on deposits	1,963	1,337
Short-term borrowings	200	209
Long-term borrowings	72	72
Total interest expense	2,235	1,618

Net interest income before provision for loan losses	2,007	1,924

Provision for loan losses	62	12

Net interest income after provision for loan losses	1,945	1,912

Fees and service charges on deposit accounts	147	151
Other fee income for banking services	53	33
Mortgage banking fees	12	36
Income from bank-owned life insurance	27	26
Dividends on restricted stock	8	6
Dividends on trust-preferred securities	1	1
Other income	12	5
Total noninterest income	260	258

Other expenses:
Salaries and employee benefits	776	732
Expenses of bank premises and fixed assets	276	296
Other operating expenses	490	480
Total noninterest expenses	1,542	1,508

Income before provision for income taxes	663	662

Provision for income taxes	203	217

Net income	460	445

Other comprehensive income, net of income taxes:
Unrealized holding gains (losses) arising during period	47	(169)

Comprehensive income	$507	$276

Earnings per common share
Basic	$0.37	$0.36
Dilutive	$0.37	$0.36

The accompanying notes are an integral part of theses condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

	For the Three Months Ended
	March 31,
	2007	2006

Net cash provided by operating activities:
Net income	$460	$445
Provision for loan losses	62	12
Depreciation and amortization	78	89
Net premium amortization and discount accretion	8	18
Net change in other assets and liabilities	410	(77)

Net cash provided by operating activities	1,018	487

Cash flows from investing activities:
Net (increase) decrease in:
Investment securities	1,568	1,817
Loans	(4,461)	(15,266)
Purchases of bank premises and equipment, net	(70)	(44)

Net cash used by investing activities	(2,963)	(13,493)

Cash flows from financing activities:
Net increase in deposits	13,642	16,642
Net increase (decrease) in other borrowings	(5,925)	5,565

Net cash provided by financing activities	7,717	22,207

Net increase in cash and cash equivalents	5,772	9,201

Cash and cash equivalents at beginning of period	17,699	14,987

Cash and cash equivalents at end of period	$23,471	$24,188

The accompanying notes are an integral part of theses condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars In Thousands)

					Net
					Unrealized
			Additional		Holding Gains	Total
	Common Stock		Paid-in	Retained	(Losses) on	Stockholders'
	Shares	Amount	Capital	Earnings	Securities	Equity

Balance, December 31, 2006	1,247,516	$12	$11,788	$5,734	$(283)	$17,251
Comprehensive income:
Net income for the quarter	-	-	-	460	-
Net change in unrealized
holding gains on securities	-	-	-	-	47

Total comprehensive income	-	-	-	-	-	507

Balance, March 31, 2007	1,247,516	$12	$11,788	$6,194	$(236)	$17,758

The accompanying notes are an integral part of theses condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007

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

Our condensed consolidated financial statements for the three months ended March 31, 2007 and 2006, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation.  Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2006, and are incorporated herein by reference.

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
        MARCH 31, 2007

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

Recent Accounting Pronouncements-In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing Financial Assets, an amendment of SFAS No. 140 (“SFAS 156”).  This statement amends SFAS 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value, if practical.  The effective date of this statement is as of the beginning of its first fiscal year that begins after September 15, 2006; however, early adoption is permitted as of the beginning of any fiscal year, provided the entity has not issued financial statements for the interim period.  The initial recognition and measurement of servicing assets and servicing liabilities are required to be applied prospectively to transactions occurring after the effective date.  The adoption of SFAS 156 is not expected to materially impact Atlantic’s financial position, results of operations, or liquidity.

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

In September 2006, the FASB reached a consensus on EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  The Task Force addressed the issue of how an employer should account for the deferred compensation or postretirement or postemployment benefit aspects of a split-dollar life insurance arrangement that is, in substance, an endorsement type of policy.  The Task Force believes that an employer should recognize a liability for future benefits in accordance with SFAS 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  For example, if the employer has effectively agreed to maintain a life insurance policy during the employee's retirement, the cost of the insurance policy during postretirement periods should be accrued in accordance with either SFAS 106 or APB Opinion 12.  Similarly, if the employer has effectively agreed to provide the employee with a death benefit, the employer should accrue, over the service period, a liability for the actuarial present value of the future death benefit as of the employee's expected retirement date, in accordance

Index

        ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        MARCH 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

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

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share (“EPS”) amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three months ended March 31, 2007 and 2006.  Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period.  We have no dilutive potential shares outstanding for 2007 or 2006.  The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended March 31, 2007 and 2006 (dollars and number of shares in thousands):

	Three Months Ended March 31,
	2007	2006
Basic and diluted EPS computation:
Numerator - Net income	$460	$445
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic and diluted EPS	$0.37	$0.36

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

	March 31, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale
U.S. Government-
sponsored agency	$1,000	$8	$-	$1,008	$1,000	$7	$-	$1,007
Mortgage-backed securities	27,626	20	(407)	27,239	29,259	24	(485)	28,798
	28,626	28	(407)	28,247	30,259	31	(485)	29,805
Held-to-maturity
State, county and
municipal bonds	10,030	133	(90)	10,073	10,032	144	(38)	10,138
Total investment securities	$38,656	$161	$(497)	$38,320	$40,291	$175	$(523)	$39,943

Index

        ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        MARCH 31, 2007

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

The unrealized losses on investment securities available-for-sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.  Temporary decreases in fair value of securities available-for-sale at March 31, 2007, of $379,000 (less deferred income taxes of $143,000) are regarded as an adjustment to stockholders' equity totaling $236,000.  The estimated fair value of securities is determined on the basis of market quotations.

At March 31, 2007, securities with an amortized cost of $871,000 and fair value of $916,000 were pledged to secure deposits of public funds from the State of Florida and treasury tax and loan deposits with the Federal Reserve.

At March 31, 2007, securities were sold under an agreement to repurchase with a fair value of $21.0 million, which effectively collateralizes overnight customer repurchase agreements totaling $21.0 million.

There were no securities of a single issuer, which are non-governmental or non-government sponsored, that exceeded 10% of stockholders’ equity at March 31, 2007.

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):
	March 31,	December 31,
	2007	2006
Real estate loans:
Construction, land development, and other land	$54,075	$51,598
1-4 family residential	38,346	38,018
Multifamily residential	2,472	2,489
Commercial	72,218	68,588
	167,111	160,693
Commercial loans	9,953	11,214
Consumer and other loans	5,131	5,828
Total loan portfolio	182,195	177,735
Less, deferred fees	(43)	(27)
Less, allowance for loan losses	(1,644)	(1,599)

Loans, net	$180,508	$176,109

Index

        ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        MARCH 31, 2007

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses.  We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb all estimated losses inherent in the loan portfolio.  Activity in the allowance for loan losses follows (dollars in thousands):
	For the Three	For the Twelve
	Months Ended	Months Ended
	March 31, 2007	December 31, 2006

Balance, beginning of period	$1,599	$1,552
Provisions charged to operating expenses	62	194
Loans, charged-off	(21)	(181)
Recoveries	4	34

Balance, end of period	$1,644	$1,599

We had one loan totaling $53,000 categorized as nonaccrual at March 31, 2007, and December 31, 2006.

NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):
	March 31,	December 31,
	2007	2006

FHLB of Atlanta advances	$2,300	$2,300
Junior subordinated debentures	3,093	3,093

Total other borrowings	$5,393	$5,393

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.  Our exposure to credit loss is represented by the contractual amount of these commitments.  We follow the same credit policies in making commitments as we do for on-balance sheet instruments.  Financial instruments at March 31, 2007, consisted of commitments to extend credit approximating $29.0 million and standby letters of credit of $1.7 million.

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

Index

        ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        MARCH 31, 2007

NOTE 8 - REGULATORY CAPITAL

Oceanside is required to maintain certain minimum regulatory capital requirements.  The following is a summary at March 31, 2007, of the regulatory capital requirements and actual capital on a percentage basis for Oceanside:
		Regulatory
	Actual	Requirement

Total capital ratio to risk-weighted assets	10.92%	8.00%
Tier 1 capital ratio to risk-weighted assets	10.13%	4.00%
Tier 1 capital to average assets	8.88%	4.00%

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

Future Accounting Requirements

There are currently no pronouncements issued or that are scheduled for implementation during 2007 that are expected to have any significant impact on our accounting policies.

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

Index

Critical Accounting Policies

Our accounting and reporting policies are in accordance with U.S. generally accepted accounting principles (GAAP), and they conform to general practices within the banking industry.  We use a significant amount of judgment and estimates based on assumptions for which the actual results are uncertain when we make the estimations.  We have identified our policy covering the allowance for loan losses as being particularly sensitive in terms of judgments and the extent to which significant estimates are used.  For more information on this critical accounting policy, please refer to our 2006 Annual Report on Form 10-KSB.

Results of Operations

Our net income for the three months ended March 31, 2007, was $460,000 as compared with $445,000, reported in the same period of 2006.  Average earning assets increased 10.8% in the first quarter of 2007 over the first quarter 2006 levels.  An overview of the more significant matters affecting our results of operations follows:

•
Average loans grew at a pace of 12.7% for the three months ended March 31, 2007, over the same period of 2006.  With the growth in average deposits of 13.1%, we were able to fund the increased loan demand.

•
With the double-digit growth in average earning assets and the favorable mix of earning assets and deposits, we grew our net interest income (before provision for loan losses) $83,000, or 4.3%, during the three months ended March 31, 2007, over the comparable period of 2006.

•
While our operating expenses increased in 2007 over 2006, the growth in noninterest expenses lagged growth in earning assets, with increases of $34,000, or 2.3%, for the three months ended March 31, 2007, over the comparable period of 2006.

•	Our return on stockholders’ equity for the three months ended March 31, 2007, was 10.7%.

Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three months ended March 31, 2007):
	Three Months	Year Ended
	Ended	December 31,
	March 31, 2007	2006

Return on average assets	0.79%	0.85%
Return on average equity	10.69%	11.96%
Interest-rate spread	3.03%	3.10%
Net interest margin	3.77%	3.84%
Noninterest expenses to average assets	2.63%	2.65%

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

Index

We expect to meet our liquidity needs with:

•	Available cash and federal funds sold, including both interest and noninterest-bearing balances, which totaled $23.5 million at March 31, 2007;
•	The repayment of loans, which include loans with a remaining maturity of one year or less (excluding those in nonaccrual status) totaling $100.8 million;
•	Proceeds of unpledged securities available-for-sale and principal repayments from mortgage-backed securities;
•	Growth in deposits; and,
•	If necessary, borrowing against approved lines of credit and other alternative funding strategies.

Short-Term Investments.  Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $16.0 million at March 31, 2007, as compared to $11.1 million at December 31, 2006.  These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.  We regularly review our liquidity position and have implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the statement of financial condition and funding from non-core sources.

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

Core Deposits.  Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  We had core deposits totaling $151.6 million at March 31, 2007, and $146.6 million at December 31, 2006, an increase of 3.4%.  We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future.

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

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities.  At March 31, 2007, we had commitments to originate loans totaling $29.0 million, and had issued, but unused, standby letters of credit of $1.7 million for the same period.  In addition, scheduled maturities of certificates of deposit during the 12 months following March 31, 2007, total $86.9 million.  We believe that adequate resources exist to fund all our anticipated commitments, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations).  Management believes, as of March 31, 2007, that we met all minimum capital adequacy requirements to which we are subject.

Index

As of the most recent reporting period for the quarter ended March 31, 2007, Oceanside’s ratios exceeded the minimum levels for the well-capitalized category.  An institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  At March 31, 2007, Oceanside’s actual capital amounts and percentages are presented in the following table (dollars in thousands):

	Actual		Minimum(1)		Well-Capitalized(2)
	Amount	%	Amount	%	Amount	%

Total capital to risk-weighted assets	$22,715	10.92%	$16,641	8.00%	$20,802	10.00%
Tier 1 capital to risk-weighted assets	$21,071	10.13%	$8,321	4.00%	$12,481	6.00%
Tier 1 capital to average assets	$21,071	8.88%	$9,492	4.00%	$11,865	5.00%

(1)	The minimum required for adequately capitalized purposes.
(2)	To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations for banks.

There are no conditions or events since March 31, 2007, that management believes have changed Oceanside’s category.

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

At March 31, 2007, we had eleven loan relationships totaling approximately $4.9 million classified as substandard.  The one doubtful loan has been written down to the portion guaranteed by the SBA, which totals $53,000.  Management anticipates that the $53,000, plus legal fees, will be fully recovered from the SBA.  We had no loans classified as loss at March 31, 2007.  Included in substandard loans is one loan relationship totaling $3.6 million that management believes is well-secured.

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

Index

A summary of balances in the allowance for loan losses and key ratios follows (dollars in thousands):

	For the Three	For the Twelve
	Months Ended	Months Ended
	March 31, 2007	December 31, 2006

End of period loans (net of deferred fees)	$182,152	$177,708
End of period allowance for loan losses	$1,644	$1,599
% of allowance for loan losses to total loans	0.90%	0.90%
Average loans for the period	$180,974	$167,883
Net charge-offs as a percentage of average loans
for the period (annualized for 2007)	0.04%	0.09%
Nonperforming assets:
Nonaccrual loans	$53	$53
Loans past due 90 days or more and still accruing	-	-
Foreclosed real estate	-	-
Other repossessed assets	-	-
	$53	$53
Nonperforming assets to period end loans	0.03%	0.03%
Nonperforming assets to period end total assets	0.02%	0.02%

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

We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest- rate swaps.  We actively monitor and manage interest-rate risk exposure.  The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure.  We rely primarily on the asset-liability structure to control interest-rate risk.  However, a sudden and substantial change in interest rates could adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.  There have been no significant changes in our market risk exposure since December 31, 2006.

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

	For the Three Months Ended March 31,
	2007			2006
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$180,974	$3,761	8.43%	$160,510	$3,115	7.87%
Investment securities and
interest-bearing deposits (1)	39,109	442	5.27%	37,385	389	4.68%
Other interest-earning assets	2,826	39	5.60%	3,308	38	4.66%

Total interest-earning assets (1)	222,909	4,242	7.84%	201,203	3,542	7.22%

Noninterest-earning assets	14,578			14,665

Total assets	$237,487			$215,868

Interest-bearing liabilities:
Demand, money market
and NOW deposits	$45,791	459	4.07%	$40,248	278	2.80%
Savings	4,791	18	1.52%	5,541	13	0.95%
Certificates of deposit	116,045	1,486	5.19%	95,470	1,046	4.44%
Other borrowings	21,653	272	5.09%	25,157	281	4.53%

Total interest-bearing liabilities	188,280	2,235	4.81%	166,416	1,618	3.94%

Noninterest-bearing liabilities	31,761			34,137
Stockholders’ equity	17,446			15,315
Total liabilities and
stockholders’ equity	$237,487			$215,868

Net interest income before
provision for loan losses		$2,007			$1,924

Interest-rate spread			3.03%			3.28%
Net interest margin (1)			3.77%			3.96%
Ratio of average interest-earning assets
to average interest-bearing liabilities	118.39%			120.90%

(1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Index

Analysis of Changes in Net Interest Income

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of interest-earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for the three months period ended March 31, 2007, compared to the same period in 2006 respectively.  For purposes of these tables, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis (dollars in thousands):
	Three Months Ended March 31,
	2007 vs. 2006
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$222	$397	$27	$646
Investment securities and interest-bearing deposits	54	20	(22)	52
Other interest-earning assets	8	(6)	(1)	1
Total interest-earning assets	284	411	4	699

Interest-bearing liabilities:
Demand, money market and NOW deposits	126	38	17	181
Savings	8	(2)	(1)	5
Certificates of deposit	177	225	38	440
Other borrowings	35	(39)	(5)	(9)
Total interest-bearing liabilities	346	222	49	617

Net interest income	$(62)	$189	$(45)	$82

Comparison of Three Months Ended March 31, 2007 and 2006

Interest Income and Expense

Interest Income.  Interest income was $4,242,000 and $3,542,000 for the three months ended March 31, 2007 and 2006, respectively.  An increase in yields on average interest-earning assets of 62 basis points, or 8.6%, and the favorable growth in average interest-earning assets of $21.7 million, or 10.8%, contributed to an overall growth rate of 19.8% for interest income.  The increase in yields was the result of increases in the interest rate environment and improvements in the mix in average interest-earning assets.  Average loans, as a percentage of average interest-earning assets, increased to 81.2% in the first quarter of 2007 as compared with 79.8% in 2006.  We saw a shift in the percentage of average investment securities and interest-bearing deposits to 17.5% in 2007 from 18.6% in 2006, while the percentage of average other interest-earning assets to total average interest-earning assets shifted from 1.6% in 2006 to 1.3% in 2007.

Interest Expense.  Interest expense was $2,235,000 and $1,618,000 for the three months ended March 31, 2007 and 2006, respectively.  As a result of the increasing interest rate environment and our growth in average interest-bearing liabilities of $21.9 million, or 13.1%, during this period, interest expense increased $617,000, or 38.1%.  Our average cost of funds (interest-bearing liabilities) rose to 4.81% in 2007 compared with 3.94% over the same period in 2006.  A shift in the mix of our interest-bearing deposits, along with increases in the overall interest rates in our market area, contributed to the rise in our cost of funds.  Certificates of deposit, with an average cost of funds of 5.19% in 2007 and 4.44% in 2006, represented approximately 61.6% of our total interest-bearing liabilities in 2007 as compared with 57.4% in 2006.  We also experienced declines (or only moderate growth) in other lower costing deposits and borrowed funds.  The shift from lower costing deposits to higher costing deposits can be attributed, in part, to the current interest rate environment.

Net Interest Income before Provision for Loan Losses.  Net interest income before provision for loan losses was $2,007,000 and $1,924,000 for the three months ended March 31, 2007 and 2006, respectively.  The net interest margin for the first quarter of 2007 was 3.77% as compared with the net interest margin in 2006 of 3.96%, a decrease of 19 basis points.  Given our composition of interest-bearing liabilities, we experienced a more rapid increase in our cost of funds of 87 basis points, while the rates we earned on our earning assets increased by 62 basis points in the first quarter of 2007 over the same period of 2006.

Index

Provision for Loan Losses

We recorded provisions for loan losses totaling $62,000 and $12,000 for the three months ended March 31, 2007 and 2006, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio.

Noninterest Income and Expenses

Noninterest Income.  Total noninterest income increased to $260,000 for the three months ended March 31, 2007, compared with $258,000 for the same period in March 31, 2006.  Fees and service charges on deposit accounts declined slightly by $4,000, or 2.6%, in 2007 versus the same period in 2006.  Mortgage banking fees declined $24,000, or 66.7%, during this period reflecting trends in the residential lending market.  Other fee income for banking services increased $20,000, or 60.6%, principally due to increases in usage and per item charges assessed by us for other banking services.

Noninterest Expenses.  Salaries and employee benefits increased $44,000 in the first quarter of 2007 over 2006.  Compensation costs, including bonuses rose $25,000, or 4.3%, with the largest increases in group insurance of $6,000 and other employee benefits of $10,000.  Lower depreciation costs contributed to a 6.8% decline in expenses of bank premises and fixed assets.  Other operating expenses increased only 2.1% with higher pension costs of $6,000 contributing to more than half the overall increase of $10,000.  Increases in total noninterest expenses of 2.3% reflected stabilization of our growth in our branching network.

Provision for Income Taxes

The income tax provision was $203,000 for the three months ended March 31, 2007, an effective rate of 30.6%. This compares with an effective rate of 32.8% for the same period in 2006.  The effective tax rates in 2007 and 2006 differ from the federal and state statutory rates principally due to nontaxable investment income.  Tax-exempt income was $110,000 for the first quarter of 2007 as compared with $69,000 in 2006.  This increase of 59.4% has outpaced our growth in taxable income and, accordingly, our effective rate has decreased in 2007.

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

Item 6.	Exhibits.

Legend

(a)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 1999
(b)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2000
(c)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2002
(d)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2003
(e)	Incorporated by reference on Atlantic’s Form 10-QSB for quarter ended September 30, 2006

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (a)
3.2	Bylaws (a)
4.1	Specimen Stock Certificate (a)
10.1	Software License Agreement dated as of October 6, 1997, between Oceanside and File Solutions, Inc. (a)
10.2	File Solutions Software Maintenance Agreement dated as of July 15, 1997, between Oceanside and SPARAK Financial Systems, Inc. (a)
10.3	Remote Data Processing Agreement dated as of March 3, 1997, between Oceanside and Bankers Data Services, Inc. (a)
10.4	Lease dated September 27, 2000, between MANT EQUITIES, LLC and Oceanside. (b)
10.5	Lease dated August 22, 2002, between PROPERTY MANAGEMENT SUPPORT, INC., and Oceanside. (c)
10.6	Change in Control Agreement for Barry W. Chandler. (e)
10.7	Change in Control Agreement for David L. Young. (e)
10.8	Change in Control Agreement for Grady R. Kearsey. (e)
14	Code of Ethics for Senior Officers Policy. (d)
16	Letter on Change of Certifying Accountant (incorporated by reference on Form 8-K filed October 2, 2006).
31.1	Certifications of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certifications of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic BancGroup, Inc.

Date: May 11, 2007	/s/ Barry W. Chandler
Barry W. Chandler
President and Chief Executive Officer

Date: May 11, 2007	/s/ David L. Young
David L. Young
Executive Vice President,
Chief Financial Officer, and
Corporate Secretary