Form 10QSB
period 2007-06-30
ATLANTIC BANCGROUP INC
filed 2007-08-13
CIK 1087790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☑           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 3, 2007
Common Stock	Common Stock – 1,247,516
Par Value $0.01 per share

Transitional Small Business Format (check one):  YES ☐   NO ☒

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

FORM 10-QSB - FOR THE QUARTER ENDED JUNE 30, 2007

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Data)

	June 30,
	2007	December 31,
	(Unaudited)	2006
ASSETS
Cash and due from banks	$9,513	$6,566
Federal funds sold	9,675	11,133
Total cash and cash equivalents	19,188	17,699

Investment securities, available-for-sale	28,053	29,805
Investment securities, held-to-maturity (market value of $15,288 in 2007 and
$10,138 in 2006)	15,765	10,032
Restricted stock, at cost	746	735
Loans, net	181,129	176,109
Bank premises and equipment	3,905	3,960
Accrued interest receivable	1,388	1,223
Deferred income taxes	1,013	860
Investment in unconsolidated subsidiary	93	93
Cash surrender value of bank-owned life insurance	4,591	2,543
Other assets	469	438

TOTAL	$256,340	$243,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$31,793	$32,006
Interest-bearing	175,759	160,698

Total deposits	207,552	192,704

Short-term borrowings	23,769	26,921
Long-term borrowings	5,393	5,393
Accrued interest payable	322	279
Other liabilities	1,328	949

Total liabilities	238,364	226,246

Commitments and contingencies	-	-

Stockholders' equity:
Common stock	12	12
Additional paid-in capital	11,788	11,788
Retained earnings	6,665	5,734
Accumulated other comprehensive loss:
Net unrealized holding losses on securities, available-for-sale	(489)	(283)

Total stockholders' equity	17,976	17,251

TOTAL	$256,340	$243,497

Book value per common share	$14.41	$13.83

Common shares outstanding	1,247,516	1,247,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest and fees on loans	$3,748	$3,271	$7,509	$6,386
Investment income on investment securities and
interest-bearing deposits in banks	332	302	664	622
Tax-exempt interest income on investment securities	146	74	256	143
Interest on federal funds sold	155	93	194	131
Total interest income	4,381	3,740	8,623	7,282

Interest on deposits	2,147	1,540	4,110	2,877
Short-term borrowings	204	209	404	418
Long-term borrowings	72	72	144	144
Total interest expense	2,423	1,821	4,658	3,439

Net interest income before provision for loan losses	1,958	1,919	3,965	3,843

Provision for loan losses	-	84	62	96

Net interest income after provision for loan losses	1,958	1,835	3,903	3,747

Noninterest income:
Fees and service charges on deposit accounts	172	144	319	295
Other fee income for banking services	50	47	103	80
Mortgage banking fees	28	25	40	61
Income from bank-owned life insurance	28	26	55	52
Dividends from restricted stock	9	7	17	13
Dividends from unconsolidated subsidiary	2	2	3	3
Other income	16	10	28	15
Total noninterest income	305	261	565	519

Noninterest expenses:
Salaries and employee benefits	766	712	1,542	1,445
Expenses of bank premises and fixed assets	289	290	565	587
Other operating expenses	548	462	1,038	940
Total noninterest expenses	1,603	1,464	3,145	2,972

Income before provision for income taxes	660	632	1,323	1,294

Provision for income taxes	189	205	392	422

Net income	471	427	931	872

Other comprehensive income, net of income taxes:
Unrealized holding losses arising during period	(253)	(191)	(206)	(360)

Comprehensive income	$218	$236	$725	$512

Earnings per common share
Basic	$0.38	$0.34	$0.75	$0.70
Diluted	$0.38	$0.34	$0.75	$0.70

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net cash provided by operating activities:
Net income	$471	$427	$931	$872
Provision for loan losses	-	84	62	96
Depreciation and amortization	81	88	159	177
Net premium amortization and discount accretion	(22)	8	(14)	26
Net change in other assets and liabilities	(932)	(1,142)	(522)	(1,219)

Net cash provided (used) by operating activities	(402)	(535)	616	(48)

Cash flows from investing activities:
Net (increase) decrease in:
Investment securities	(5,205)	558	(3,637)	2,375
Loans	(621)	(228)	(5,082)	(15,494)
Purchase of bank-owned life insurance for
salary continuation plan	(2,000)	-	(2,000)	-
Purchases of bank premises and equipment, net	(34)	(42)	(104)	(86)

Net cash provided (used) by investing activities	(7,860)	288	(10,823)	(13,205)

Cash flows from financing activities:
Net increase (decrease) in deposits	1,206	(1,621)	14,848	15,021
Net increase (decrease) in other borrowings	2,773	(5,183)	(3,152)	382

Net cash provided (used) by financing activities	3,979	(6,804)	11,696	15,403

Net increase (decrease) in cash and cash equivalents	(4,283)	(7,051)	1,489	2,150

Cash and cash equivalents at beginning of period	23,471	24,188	17,699	14,987

Cash and cash equivalents at end of period	$19,188	$17,137	$19,188	$17,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars In Thousands)

					Net
					Unrealized
					Holding Gains
					(Losses) on
			Additional		Securities	Total
	Common Stock		Paid-in	Retained	Available-	Stockholders'
	Shares	Amount	Capital	Earnings	for-Sale	Equity

Balance, December 31, 2006	1,247,516	$12	$11,788	$5,734	$(283)	$17,251

Comprehensive income:
Net income for the quarter	-	-	-	460	-
Net change in unrealized
holding gains on securities
available-for-sale	-	-	-	-	47

Total comprehensive income	-	-	-	-	-	507

Balance, March 31, 2007	1,247,516	12	11,788	6,194	(236)	17,758

Comprehensive income:
Net income for the quarter	-	-	-	471	-
Net change in unrealized
holding losses on securities
available-for-sale	-	-	-	-	(253)

Total comprehensive income	-	-	-	-	-	218

Balance, June 30, 2007	1,247,516	$12	$11,788	$6,665	$(489)	$17,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

        ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        JUNE 30, 2007

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

Our condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation.  Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2006, and are incorporated herein by reference.

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
 JUNE 30, 2007

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

Recent Accounting Pronouncements-In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing Financial Assets, an amendment of SFAS No. 140 (“SFAS 156”).  This statement amends SFAS 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value, if practical.  The effective date of this statement is as of the beginning of its first fiscal year that begins after September 15, 2006; however, early adoption is permitted as of the beginning of any fiscal year, provided the entity has not issued financial statements for the interim period.  The initial recognition and measurement of servicing assets and servicing liabilities are required to be applied prospectively to transactions occurring after the effective date.  The adoption of SFAS 156 did not have a material impact Atlantic’s financial position, results of operations, or liquidity.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transitions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Atlantic will adopt FIN 48 for the year beginning January 1, 2007.  The adoption of FIN 48 did not have a material impact Atlantic’s financial position, results of operations, or liquidity.

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
        JUNE 30, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

with either SFAS 106 or APB Opinion 12.  This consensus is to be to be applied to fiscal years beginning after December 15, 2007, with earlier application permitted.  Atlantic has completed its evaluation of this EITF and the initial assessment is that adoption will not materially impact its financial position, results of operations, or liquidity.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement.  Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet.  Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected.  SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach.  Management has analyzed SAB 108 and determined that upon adoption it will have no impact on Atlantic’s reported results of operations or financial conditions.

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

In June 2007, the FASB ratified an Emerging Issues Task Force (EITF) consensus regarding Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, which becomes effective for Atlantic January 1, 2008.  Management has not completed its review of this guidance, but expects the effect upon implementation will not materially impact Atlantic’s financial position, results of operations, or liquidity.

Also, recently, the FASB has issued several proposals to amend, supersede, or interpret existing accounting standards, which may impact Atlantic’s consolidated financial statements at a later date:

•	Proposed amended to SFAS 128, Earnings per Share;
•	Proposed replacement of SFAS 141 regarding Business Combinations; and
•	Proposed replacement of Accounting Research Bulletin No. 151 regarding Consolidated Financial Statements, Including Accounting and Reporting for Noncontrolling Interests.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Atlantic’s consolidated financial statements.

Index

        ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        JUNE 30, 2007

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share (“EPS”) amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three and six months ended June 30, 2007 and 2006.  Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period.  We have no dilutive potential shares outstanding for 2007 or 2006.  The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended June 30, 2007 and 2006 (dollars and number of shares in thousands):

	Three Months Ended June 30,
	2007	2006
Basic and diluted EPS computation:
Numerator - Net income	$471	$427
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic and diluted EPS	$0.38	$0.34

	Six Months Ended June 30,
	2007	2006
Basic and diluted EPS computation:
Numerator - Net income	$931	$872
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic and diluted EPS	$0.75	$0.70

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

	June 30, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale
U.S. Government-sponsored
agency securities	$2,983	$-	$(74)	$2,909	$1,000	$7	$-	$1,007
Mortgage-backed securities	25,854	5	(715)	25,144	29,259	24	(485)	28,798
	28,837	5	(789)	28,053	30,259	31	(485)	29,805
Held-to-maturity
State, county and
municipal bonds	15,765	91	(568)	15,288	10,032	144	(38)	10,138
Total investment securities	$44,602	$96	$(1,357)	$43,341	$40,291	$175	$(523)	$39,943

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

The unrealized losses on investment securities available-for-sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.  Temporary decreases in fair value of securities available-for-sale at June 30, 2007, of $784,000 (less deferred income taxes of $295,000) are regarded as an adjustment to stockholders' equity totaling $489,000.  The estimated fair value of securities is determined on the basis of market quotations.

Index

        ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        JUNE 30, 2007

NOTE 3 - INVESTMENT SECURITIES (Continued)

At June 30, 2007, securities with an amortized cost of $870,000 and fair value of $902,000 were pledged to secure deposits of public funds from the State of Florida and treasury tax and loan deposits with the Federal Reserve.

At June 30, 2007, securities were sold under an agreement to repurchase with a fair value of $23.8 million, which effectively collateralizes overnight customer repurchase agreements totaling $23.8 million.

There were no securities of a single issuer, which are non-governmental or non-government sponsored, that exceeded 10% of stockholders’ equity at June 30, 2007.

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):
	June 30,	December 31,
	2007	2006
Real estate loans:
Construction, land development, and other land	$49,597	$51,598
1-4 family residential	38,745	38,018
Multifamily residential	2,458	2,489
Commercial	76,129	68,588
	166,929	160,693
Commercial loans	10,558	11,214
Consumer and other loans	5,342	5,828
Total loan portfolio	182,829	177,735
Less, deferred fees	(48)	(27)
Less, allowance for loan losses	(1,652)	(1,599)

Loans, net	$181,129	$176,109

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses.  We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb probable losses inherent in the loan portfolio.  Activity in the allowance for loan losses follows (dollars in thousands):

	For the Six	For the Twelve
	Months Ended	Months Ended
	June 30, 2007	December 31, 2006

Balance, beginning of period	$1,599	$1,552
Provisions charged to operating expenses	62	194
Loans, charged-off	(21)	(181)
Recoveries	12	34

Balance, end of period	$1,652	$1,599

We had no loans at June 30, 2007, categorized as nonaccrual, and one loan totaling $53,000 categorized as nonaccrual at December 31, 2006.

Index

        ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        JUNE 30, 2007

NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

	June 30,	December 31,
	2007	2006

FHLB of Atlanta advances	$2,300	$2,300
Junior subordinated debentures	3,093	3,093

Total other borrowings	$5,393	$5,393

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.  Our exposure to credit loss is represented by the contractual amount of these commitments.  We follow the same credit policies in making commitments as we do for on-balance sheet instruments.  Financial instruments at June 30, 2007, consisted of commitments to extend credit approximating $26.1 million and standby letters of credit of $1.5 million.

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

NOTE 8 - REGULATORY CAPITAL

Oceanside is required to maintain certain minimum regulatory capital requirements.  The following is a summary at June 30, 2007, of the regulatory capital requirements and actual capital on a percentage basis for Oceanside:

		Regulatory
	Actual	Requirement

Total capital ratio to risk-weighted assets	10.88%	8.00%
Tier 1 capital ratio to risk-weighted assets	10.11%	4.00%
Tier 1 capital to average assets	8.63%	4.00%

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

Results of Operations

Our net income for the three and six months ended June 30, 2007, was $471,000 and $931,000, respectively, as compared with $427,000 and $872,000, respectively, reported in the same periods of 2006.  Average earning assets increased 12% in the first six months of 2007 over the 2006 levels for the same period.  An overview of the more significant matters affecting our results of operations follows:

•
Average loans grew at a pace of 9.9% and 11.3% for the three and six months ended June 30, 2007, respectively, over the same periods of 2006.  With the growth in average deposits of 14.2% and 13.7%, respectively, we were able to fund the increased loan demand.

•
With the double-digit growth in average earning assets and the favorable mix of earning assets and deposits, we grew our net interest income (before provision for loan losses) $39,000 and $122,000, or 2.0% and 3.2%, respectively, during the three and six months ended June 30, 2007, over the comparable periods of 2006.

•
Total noninterest expenses increased $139,000 and $173,000, or 9.5% and 5.8%, for the three and six months ended June 30, 2007, respectively, over the same periods in 2006.  This compares with the growth in earning assets of 13.1% and 12.0% for the same periods.

Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three and six months ended June 30, 2007):

	Three Months	Six Months	Year Ended
	Ended	Ended	December 31,
	June 30, 2007	June 30, 2007	2006

Return on average assets	0.76%	0.77%	0.85%
Return on average equity	10.56%	10.64%	11.96%
Interest-rate spread	2.75%	2.89%	3.10%
Net interest margin	3.49%	3.63%	3.84%
Noninterest expenses to average assets	2.58%	2.61%	2.65%

Liquidity and Capital Resources

Liquidity Management.  Liquidity management involves monitoring the sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits.  Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management is made more complicated because different statements of financial condition components are subject to varying degrees of management control.  For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets that are readily marketable, which can be pledged, or which will mature in the near future.  Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our market area.  In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase.

Index

We expect to meet our liquidity needs with:

•	Available cash, including both interest and noninterest-bearing balances, and federal funds sold ,which totaled $19.2 million at June 30, 2007;
•	The repayment of loans, which include loans with a remaining maturity of one year or less (excluding those in nonaccrual status) totaling $102.1 million;
•	Proceeds of unpledged securities available-for-sale and principal repayments from mortgage-backed securities;
•	Growth in deposits; and,
•	If necessary, borrowing against approved lines of credit and other alternative funding strategies.

Short-Term Investments.  Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $9.7 million at June 30, 2007, as compared to $11.1 million at December 31, 2006.  These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.  We regularly review our liquidity position and have implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the statement of financial condition and funding from non-core sources.

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

Core Deposits.  Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  We had core deposits totaling $149.6 million at June 30, 2007, and $146.6 million at December 31, 2006, an increase of 2.0%.  We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future.

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

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities.  At June 30, 2007, we had commitments to originate loans totaling $26.1 million, and had issued, but unused, standby letters of credit of $1.5 million for the same period.  In addition, scheduled maturities of certificates of deposit during the 12 months following June 30, 2007, total $92.2 million.  We believe that adequate resources exist to fund all our anticipated commitments, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations).  Management believes, as of June 30, 2007, that we met all minimum capital adequacy requirements to which we are subject.

Index

As of the most recent reporting period for the quarter ended June 30, 2007, Oceanside’s ratios exceeded the minimum levels for the well-capitalized category.  An institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  At June 30, 2007, Oceanside’s actual capital amounts and percentages are presented in the following table (dollars in thousands):

	Actual		Minimum(1)		Well-Capitalized(2)
	Amount	%	Amount	%	Amount	%

Total capital to risk-weighted assets	$23,111	10.88%	$16,988	8.00%	$21,235	10.00%
Tier 1 capital to risk-weighted assets	$21,459	10.11%	$8,494	4.00%	$12,741	6.00%
Tier 1 capital to average assets	$21,459	8.63%	$9,946	4.00%	$12,432	5.00%

(1)      The minimum required for adequately capitalized purposes.
(2)      To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations for banks.

There are no conditions or events since June 30, 2007, that management believes have changed Oceanside’s category.

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

At June 30, 2007, we had nine loans totaling approximately $5.5 million classified as substandard.  We had no loans classified as doubtful or loss at June 30, 2007.  The largest substandard loan relationship at June 30, 2007, included two loans totaling $4.3 million.  One of these loans paid off in July 2007, leaving the other loan balance at $3.5 million, which management believed was well-secured.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged against income.  Loans are charged against the allowance when we believe that the collectibility of principal is unlikely.  The provision is an estimated amount that we believe will be adequate to absorb probable losses inherent in the loan portfolio based on evaluations of its collectibility.  The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower's ability to pay.  While we use the best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions.

Index

A summary of balances in the allowance for loan losses and key ratios follows (dollars in thousands):

	For the Six	For the Twelve
	Months Ended	Months Ended
	June 30, 2007	December 31, 2006

End of period loans (net of deferred fees)	$182,781	$177,708
End of period allowance for loan losses	$1,652	$1,599
% of allowance for loan losses to total loans	0.90%	0.90%
Average loans for the period	$181,182	$167,883
Net charge-offs as a percentage of average loans
for the period (annualized for 2007)	0.01%	0.09%
Nonperforming assets:
Nonaccrual loans	$-	$53
Loans past due 90 days or more and still accruing (*)	732	-
Foreclosed real estate	-	-
Other repossessed assets	-	-
	$732	$53
Nonperforming assets to period end loans	0.40%	0.03%
Nonperforming assets to period end total assets	0.29%	0.02%

(*)           This loan was paid off in July 2007.

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

	For the Three Months Ended June 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$181,389	$3,748	8.29%	$165,070	$3,271	7.95%
Investment securities and
interest-bearing deposits (1)	42,297	478	5.37%	35,437	376	4.77%
Other interest-earning assets	11,567	155	5.37%	7,538	93	4.95%

Total interest-earning assets (1)	235,253	4,381	7.62%	208,045	3,740	7.30%

Noninterest-earning assets	13,507			14,800

Total assets	$248,760			$222,845

Interest-bearing liabilities:
Demand, money market
and NOW deposits	$43,046	430	4.01%	$39,164	314	3.22%
Savings	3,932	14	1.43%	5,100	16	1.26%
Certificates of deposit	130,902	1,703	5.22%	103,232	1,210	4.70%
Other borrowings	21,719	276	5.10%	24,064	281	4.68%

Total interest-bearing liabilities	199,599	2,423	4.87%	171,560	1,821	4.26%

Noninterest-bearing liabilities	31,275			35,650
Stockholders’ equity	17,886			15,635
Total liabilities and
stockholders’ equity	$248,760			$222,845

Net interest income before
provision for loan losses		$1,958			$1,919

Interest-rate spread			2.75%			3.04%
Net interest margin (1)			3.49%			3.79%
Ratio of average interest-earning assets
to average interest-bearing liabilities	117.86%			121.27%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Index

	For the Six Months Ended June 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$181,182	$7,509	8.36%	$162,802	$6,386	7.91%
Investment securities and
interest-bearing deposits (1)	40,717	920	5.32%	36,414	765	4.71%
Other interest-earning assets	7,215	194	5.42%	5,426	131	4.87%

Total interest-earning assets (1)	229,114	8,623	7.73%	204,642	7,282	7.26%

Noninterest-earning assets	14,023			14,728

Total assets	$243,137			$219,370

Interest-bearing liabilities:
Demand, money market
and NOW deposits	$44,411	889	4.04%	$39,702	592	3.01%
Savings	4,359	32	1.48%	5,319	29	1.10%
Certificates of deposit	123,514	3,189	5.21%	99,373	2,256	4.58%
Other borrowings	21,686	548	5.10%	24,607	562	4.61%

Total interest-bearing liabilities	193,970	4,658	4.84%	169,001	3,439	4.10%

Noninterest-bearing liabilities	31,514			34,899
Stockholders’ equity	17,653			15,470
Total liabilities and
stockholders’ equity	$243,137			$219,370

Net interest income before
provision for loan losses		$3,965			$3,843

Interest-rate spread			2.89%			3.16%
Net interest margin (1)			3.63%			3.87%
Ratio of average interest-earning assets
to average interest-bearing liabilities	118.12%			121.09%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Index

Analysis of Changes in Net Interest Income

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of interest-earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for the three and six months periods ended June 30, 2007, compared to the same periods in 2006 respectively.  For purposes of these tables, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis (dollars in thousands):

	Three Months Ended June 30, 2007 vs. 2006
	Increase (Decrease) Due to
				Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$140	$323	$14	$477
Investment securities and interest-bearing deposits	53	82	(33)	102
Other interest-earning assets	8	50	4	62
Total interest-earning assets	201	455	(15)	641

Interest-bearing liabilities:
Demand, money market and NOW deposits	77	31	8	116
Savings	2	(4)	-	(2)
Certificates of deposit	134	324	36	494
Other borrowings	25	(27)	(2)	(4)
Total interest-bearing liabilities	238	324	42	604

Net interest income	$(37)	$131	$(57)	$37

	Six Months Ended June 30,
	2007 vs. 2006
	Increase (Decrease) Due to
				Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$363	$721	$39	$1,123
Investment securities and interest-bearing deposits	110	101	(56)	155
Other interest-earning assets	15	43	5	63
Total interest-earning assets	488	865	(12)	1,341

Interest-bearing liabilities:
Demand, money market and NOW deposits	203	70	24	297
Savings	10	(5)	(2)	3
Certificates of deposit	310	548	75	933
Other borrowings	60	(67)	(7)	(14)
Total interest-bearing liabilities	583	546	90	1,219

Net interest income	$(95)	$319	$(102)	$122

Comparison of Three Months Ended June 30, 2007 and 2006

Interest Income and Expense

Interest Income.  Interest income was $4,381,000 and $3,740,000 for the three months ended June 30, 2007 and 2006, respectively.  An increase in yields on average interest-earning assets of 32 basis points, or 4.4%, and the favorable growth in average interest-earning assets of $27.2 million, or 13.1%, contributed to an overall growth rate of 17.1% for interest income.  The increase in yields was the result of increases in the interest rate environment, which was partially offset by changes in the mix in average interest-earning assets.  Average loans, as a percentage of average interest-earning assets, declined to 77.1% in the second quarter of 2007 as compared with 79.3% in 2006.

Index

We saw a shift in the percentage of average investment securities and interest-bearing deposits to 18.0% in 2007 from 17.0% in 2006, while the percentage of average other interest-earning assets to total average interest-earning assets shifted from 3.6% in 2006 to 4.9% in 2007.

Interest Expense.  Interest expense was $2,423,000 and $1,821,000 for the three months ended June 30, 2007 and 2006, respectively.  As a result of the increasing interest rate environment and our growth in average interest-bearing liabilities of $28.0 million, or 16.3%, during this period, interest expense increased $602,000, or 33.1%.  Our average cost of funds (interest-bearing liabilities) rose to 4.87% in 2007 compared with 4.26% over the same period in 2006.  A shift in the mix of our interest-bearing deposits, along with increases in the overall interest rates in our market area, contributed to the rise in our cost of funds.  Certificates of deposit, with an average cost of funds of 5.22% in 2007 and 4.70% in 2006, represented 65.6% of our total interest-bearing liabilities in 2007 as compared with 60.2% in 2006.  We also experienced declines (or only moderate growth) in other lower costing deposits and borrowed funds.  The shift from lower costing deposits to higher costing deposits can be attributed, in part, to the current interest rate environment.

Net Interest Income before Provision for Loan Losses.  Net interest income before provision for loan losses was $1,958,000 and $1,919,000 for the three months ended June 30, 2007 and 2006, respectively.  The net interest margin for the second quarter of 2007 was 3.49% as compared with the net interest margin in 2006 of 3.79%, a decrease of 30 basis points.  Given our composition of interest-bearing liabilities, we experienced a more rapid increase in our cost of funds of 61 basis points, while the rates we earned on our earning assets increased by 32 basis points in the second quarter of 2007 over the same period of 2006.

Provision for Loan Losses

We recorded provisions for loan losses totaling $-0- and $84,000 for the three months ended June 30, 2007 and 2006, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio.

Noninterest Income and Expenses

Noninterest Income.  Total noninterest income increased by $44,000 for the three months ended June 30, 2007, compared with $261,000 for the same period in June 30, 2006.  Fees and service charges on deposit accounts increased by $28,000, or 19.4%, in 2007 versus the same period in 2006, with increases in NSF fees totaling $36,000.  Other fee income for banking services increased $3,000, or 6.4%, due to increases in usage and per item charges assessed by us for other banking services, principally for ATM and debit card usage, which increased 62.6%.  Mortgage banking fees increased $3,000, or 12.0%, during this period reflecting trends in the residential lending market.

Noninterest Expenses.  Salaries and employee benefits increased $54,000, or 7.6%, in the second quarter of 2007 over 2006.  Employee compensation rose $41,000, or 7.2%.  Period-end full-time employees at June 30, 2007, totaled 51 as compared with 50 at June 30, 2006, an increase of 2.0%.  In addition, the employer’s matching IRA contributions, group insurance, other employee benefits, and contract labor accounted for an additional $15,000 in increases.  Other operating expenses increased $86,000, or 18.6%.  The more significant increases were:

•	higher data processing and settlement fees of $33,000;
•	increased pension costs of $8,000;
•	increases in audit, legal, and professional fees of $14,000;
•	increases in postage, freight, and courier costs of $5,000;
•	increases in advertising and business development of 7,000; and
•	increases in other losses of $19,000 (net of collection, repossession, and foreclosure expenses of $4,000).

These increases are consistent with trends in our account and activity growth, compliance with SOX 404, and inflationary increases in the overall cost of goods and services.

Index

Provision for Income Taxes

The income tax provision was $189,000 for the three months ended June 30, 2007, an effective rate of 28.6%. This compares with an effective rate of 32.4% for the same period in 2006.  The effective tax rates in 2007 and 2006 differ from the federal and state statutory rates principally due to nontaxable investment income.  Tax-exempt income was $146,000 for the second quarter of 2007 as compared with $74,000 in 2006.  This increase of 97.3% has outpaced our growth in taxable income and, accordingly, our effective rate has decreased in 2007.

Comparison of Six Months Ended June 30, 2007 and 2006

Interest Income and Expense

Interest Income.  Interest income was $8,623,000 and $7,282,000 for the six months ended June 30, 2007 and 2006, respectively.  An increase in yields on average interest-earning assets of 47 basis points, or 6.5%, and the favorable growth in average interest-earning assets of $24.5 million, or 12.0%, contributed to an overall growth rate of 18.4% for interest income.  The increase in yields was the result of increases in the interest rate environment, which was partially offset by changes in the mix in average interest-earning assets.  Average loans, as a percentage of average interest-earning assets, declined to 79.1% in 2007 as compared with 79.6% in 2006.  We saw a shift in the percentage of average other interest-earning assets to total average interest-earning assets from 2.7% in 2006 to 3.1% in 2007.

Interest Expense.  Interest expense was $4,658,000 and $3,439,000 for the six months ended June 30, 2007 and 2006, respectively.  As a result of the increasing interest rate environment and our growth in average interest-bearing liabilities of $25.0 million, or 14.8%, during this period, interest expense increased $1,219,000, or 35.4%. Our average cost of funds (interest-bearing liabilities) rose to 4.84% in 2007 compared with 4.10% over the same period in 2006.  A shift in the mix of our interest-bearing deposits, along with increases in the overall interest rates in our market area, contributed to the rise in our cost of funds.  Certificates of deposit, with an average cost of funds of 5.21% in 2007 and 4.58% in 2006, represented approximately 63.7% of our total interest-bearing liabilities in 2007 as compared with 58.8% in 2006.  We also experienced declines (or only moderate growth) in other lower costing deposits and borrowed funds.  The shift from lower costing deposits to higher costing deposits can be attributed, in part, to the current interest rate environment.

Net Interest Income before Provision for Loan Losses.  Net interest income before provision for loan losses was $3,965,000 and $3,843,000 for the six months ended June 30, 2007 and 2006, respectively.  The net interest margin for the first six months of 2007 was 3.63% as compared with the net interest margin in 2006 of 3.87%, a decrease of 24 basis points.  Given our composition of interest-bearing liabilities, we experienced a more rapid increase in our cost of funds of 74 basis points, while the rates we earned on our earning assets increased by 47 basis points in the first six months of 2007 over the same period of 2006.

Provision for Loan Losses

We recorded provisions for loan losses totaling $62,000 and $96,000 for the six months ended June 30, 2007 and 2006, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio.

Noninterest Income and Expenses

Noninterest Income.  Total noninterest income increased to $565,000 for the six months ended June 30, 2007, compared with $519,000 for the same period in June 30, 2006.  Fees and service charges on deposit accounts increased by $24,000, or 8.1%, in 2007 versus the same period in 2006 with increases in NSF fees totaling $23,000.  Other fee income for banking services increased $23,000, or 28.8%, due to increases in usage and per item charges assessed by us for other banking services, principally for ATM and debit card usage, which increased 111.1%.  Mortgage banking fees declined $21,000, or 34.4%, during this period reflecting trends in the residential lending market.

Index

Noninterest Expenses.  Salaries and employee benefits increased $97,000, or 6.7%, in the first six months of 2007 over 2006.  Employee compensation rose $68,000, or 5.9%.  Period-end full-time employees at June 30, 2007, totaled 51 as compared with 50 at June 30, 2006, an increase of 2.0%.  In addition, the employer’s matching IRA contributions, group insurance, other employee benefits, and contract labor accounted for an additional $32,000 in increases.  Lower depreciation costs contributed to a 3.7% decline in expenses of bank premises and fixed assets.  Other operating expenses increased $98,000, or 10.4%.  The more significant increases were:

•	higher data processing and settlement fees of $43,000;
•	increased pension costs of $13,000;
•	increases in audit, legal, and professional fees of $25,000;
•	increases in postage, freight, and courier costs of $12,000;
•	increases in advertising and business development of 6,000; and
•	increases in other losses of $8,000 (net of collection, repossession, and foreclosure expenses of $23,000).

These increases are consistent with trends in our account and activity growth, compliance with SOX 404, and inflationary increases in the overall cost of goods and services.

Provision for Income Taxes

The income tax provision was $392,000 for the six months ended June 30, 2007, an effective rate of 29.6%. This compares with an effective rate of 32.6% for the same period in 2006.  The effective tax rates in 2007 and 2006 differ from the federal and state statutory rates principally due to nontaxable investment income.  Tax-exempt income was $256,000 for the second quarter of 2007 as compared with $143,000 in 2006.  This increase of 79.0% has outpaced our growth in taxable income and, accordingly, our effective rate has decreased in 2007.

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

Item 4.                 Submission of Matters to a Vote of Security Holders.

An Annual Meeting of Shareholders was held on April 26, 2007.  At that meeting, a majority of the shareholders of record voted to elect a total of three Class II directors with terms to expire in 2010 (Proposal I); to ratify the Directors’ appointment of Mauldin, Jenkins, Certified Public Accountants, LLC, as the independent registered public accounting firm for Atlantic BancGroup, Inc., for the fiscal year ending December 31, 2007 (Proposal II); to approve the adjournment of the Annual Meeting to solicit additional proxies in the event that there were not sufficient votes to approve any one or more of the proposals at the 2007 Annual Meeting (Proposal III).

Proposal I

Class II Directors with Terms Expiring in 2010
Director	Votes For	Votes Against or Withheld	Votes Abstained
Donald F. Glisson, Jr.	924,706	9,630	-
Robin H. Scheiderman	924,706	9,630	-
Gordon K. Watson	924,706	9,630	-

Proposal II

Votes For	Votes Against or Withheld	Votes Abstained
922,906	9,150	2,280

Proposal III

Votes For	Votes Against or Withheld	Votes Abstained
919,530	10,846	3,960

Item 6.                 Exhibits.

Legend

(a)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 1999
(b)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2000
(c)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2002
(d)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2003
(e)	Incorporated by reference on Atlantic’s Form 10-QSB for quarter ended September 30, 2006

Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (a)
3.2	Bylaws (a)
4.1	Specimen Stock Certificate (a)
10.1	Software License Agreement dated as of October 6, 1997, between Oceanside and File Solutions, Inc. (a)
10.2	File Solutions Software Maintenance Agreement dated as of July 15, 1997, between Oceanside and SPARAK Financial Systems, Inc. (a)
10.3	Remote Data Processing Agreement dated as of March 3, 1997, between Oceanside and Bankers Data Services, Inc. (a)
10.4	Lease dated September 27, 2000, between MANT EQUITIES, LLC and Oceanside. (b)
10.5	Lease dated August 22, 2002, between PROPERTY MANAGEMENT SUPPORT, INC., and Oceanside. (c)
10.6	Change in Control Agreement for Barry W. Chandler. (e)
10.7	Change in Control Agreement for David L. Young. (e)
10.8	Change in Control Agreement for Grady R. Kearsey. (e)
14	Code of Ethics for Senior Officers Policy. (d)
16	Letter on Change of Certifying Accountant (incorporated by reference on Form 8-K filed October 2, 2006).
31.1	Certifications of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certifications of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic BancGroup, Inc.

Date: August 10, 2007	/s/ Barry W. Chandler
Barry W. Chandler
President and Chief Executive Officer

Date: August 10, 2007	/s/ David L. Young
David L. Young
Executive Vice President,
Chief Financial Officer, and
Corporate Secretary