Form 10QSB
period 2007-09-30
ATLANTIC BANCGROUP INC
filed 2007-11-13
CIK 1087790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 7, 2007
Common Stock	Common Stock – 1,247,516
Par Value $0.01 per share

Transitional Small Business Format (check one):  YES ☐   NO ☒

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

FORM 10-QSB - FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Data)

	September 30,
	2007	December 31,
	(Unaudited)	2006
ASSETS
Cash and due from banks	$9,481	$6,566
Federal funds sold	-	11,133
Total cash and cash equivalents	9,481	17,699

Investment securities, available-for-sale	26,715	29,805
Investment securities, held-to-maturity (market value of $15,482 in 2007 and
$10,138 in 2006)	15,763	10,032
Restricted stock, at cost	746	735
Loans, net	193,556	176,109
Bank premises and equipment	3,840	3,960
Accrued interest receivable	1,569	1,223
Deferred income taxes	999	860
Investment in unconsolidated subsidiary	93	93
Cash surrender value of bank-owned life insurance	4,630	2,543
Other assets	788	438

TOTAL	$258,180	$243,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$29,184	$32,006
Interest-bearing	172,691	160,698

Total deposits	201,875	192,704

Short-term borrowings	30,900	26,921
Long-term borrowings	5,393	5,393
Accrued interest payable	308	279
Other liabilities	1,286	949

Total liabilities	239,762	226,246

Commitments and contingencies	-	-

Stockholders' equity:
Common stock	12	12
Additional paid-in capital	11,788	11,788
Retained earnings	6,866	5,734
Accumulated other comprehensive loss:
Net unrealized holding losses on securities, available-for-sale	(248)	(283)

Total stockholders' equity	18,418	17,251

TOTAL	$258,180	$243,497

Book value per common share	$14.76	$13.83

Common shares outstanding	1,247,516	1,247,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest and fees on loans	$3,881	$3,558	$11,390	$9,944
Investment income on investment securities and
interest-bearing deposits in banks	320	332	984	954
Tax-exempt interest income on investment securities	171	89	427	232
Interest on federal funds sold	22	85	216	216
Total interest income	4,394	4,064	13,017	11,346

Interest on deposits	2,100	1,708	6,210	4,585
Short-term borrowings	235	222	639	640
Long-term borrowings	73	71	217	215
Total interest expense	2,408	2,001	7,066	5,440

Net interest income before provision for loan losses	1,986	2,063	5,951	5,906

Provision for loan losses	410	48	472	144

Net interest income after provision for loan losses	1,576	2,015	5,479	5,762

Noninterest income:
Fees and service charges on deposit accounts	150	166	469	461
Other fee income for banking services	50	61	153	141
Mortgage banking fees	12	23	52	84
Income from bank-owned life insurance	44	27	99	79
Dividends from restricted stock	8	8	25	21
Dividends from unconsolidated subsidiary	1	1	4	4
Other income	8	7	20	16
Total noninterest income	273	293	822	806

Noninterest expenses:
Salaries and employee benefits	800	742	2,342	2,187
Expenses of bank premises and fixed assets	286	289	851	876
Other operating expenses	574	486	1,596	1,420
Total noninterest expenses	1,660	1,517	4,789	4,483

Income before provision for income taxes	189	791	1,512	2,085

Provision for income taxes	(12)	255	380	677

Net income	201	536	1,132	1,408

Other comprehensive income, net of income taxes:
Unrealized holding gains arising during period	241	377	35	17

Comprehensive income	$442	$913	$1,167	$1,425

Earnings per common share
Basic	$0.16	$0.43	$0.91	$1.13
Diluted	$0.16	$0.43	$0.91	$1.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cash flows from operating activities:
Net income	$201	$536	$1,132	$1,408
Provision for loan losses	410	48	472	144
Depreciation and amortization	79	89	238	266
Net premium amortization and discount accretion	(7)	8	(21)	34
Net change in other assets and liabilities	(86)	955	(608)	(264)

Net cash provided by operating activities	597	1,636	1,213	1,588

Cash flows from investing activities:
Net (increase) decrease in:
Investment securities	1,093	(3,470)	(2,544)	(1,095)
Loans	(12,837)	(6,145)	(17,919)	(21,639)
Purchase of bank-owned life insurance for
salary continuation plan	-	-	(2,000)	-
Purchases of bank premises and equipment, net	(14)	(24)	(118)	(110)

Net cash used in investing activities	(11,758)	(9,639)	(22,581)	(22,844)

Cash flows from financing activities:
Net increase (decrease) in deposits	(5,677)	5,572	9,171	20,593
Net increase (decrease) in other borrowings	7,131	(2,353)	3,979	(1,971)

Net cash provided by financing activities	1,454	3,219	13,150	18,622

Net decrease in cash and cash equivalents	(9,707)	(4,784)	(8,218)	(2,634)

Cash and cash equivalents at beginning of period	19,188	17,137	17,699	14,987

Cash and cash equivalents at end of period	$9,481	$12,353	$9,481	$12,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars In Thousands)

					Net
					Unrealized
					Holding Gains
					(Losses) on
			Additional		Securities	Total
	Common Stock		Paid-in	Retained	Available-	Stockholders'
	Shares	Amount	Capital	Earnings	for-Sale	Equity

Balance, December 31, 2006	1,247,516	$12	$11,788	$5,734	$(283)	$17,251

Comprehensive income:
Net income for the quarter	-	-	-	460	-
Net change in unrealized
holding gains on securities
available-for-sale	-	-	-	-	47

Total comprehensive income	-	-	-	-	-	507

Balance, March 31, 2007	1,247,516	12	11,788	6,194	(236)	17,758

Comprehensive income:
Net income for the quarter	-	-	-	471	-
Net change in unrealized
holding losses on securities
available-for-sale	-	-	-	-	(253)

Total comprehensive income	-	-	-	-	-	218

Balance, June 30, 2007	1,247,516	12	11,788	6,665	(489)	17,976

Comprehensive income:
Net income for the quarter	-	-	-	201	-
Net change in unrealized
holding gains on securities
available-for-sale	-	-	-	-	241

Total comprehensive income	-	-	-	-	-	442

Balance, September 30, 2007	1,247,516	$12	$11,788	$6,866	$(248)	$18,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007

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

Our condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2006, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation.  Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2006, and are incorporated herein by reference.

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
SEPTEMBER 30, 2007

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

Recent Accounting Pronouncements-In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing Financial Assets, an amendment of SFAS No. 140 (“SFAS 156”).  This statement amends SFAS 140 to require that all separately recognized servicing assets and liabilities be initially measured at fair value, if practical.  The effective date of this statement is as of the beginning of its first fiscal year that begins after September 15, 2006; however, early adoption is permitted as of the beginning of any fiscal year, provided the entity has not issued financial statements for the interim period.  The initial recognition and measurement of servicing assets and servicing liabilities are required to be applied prospectively to transactions occurring after the effective date.  The adoption of SFAS 156 did not have a material impact on Atlantic’s financial position, results of operations, or liquidity.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transitions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Atlantic will adopt FIN 48 for the year beginning January 1, 2007.  The adoption of FIN 48 did not have a material impact on Atlantic’s financial position, results of operations, or liquidity.

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

In March 2007, the EITF reached a final consensus on Issue 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”).  EITF 06-10 stipulates that a liability should be recognized for a postretirement benefit obligation associated with a collateral assignment arrangement if, on the basis of the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit.  The employer also must recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement.  The consensus is effective for fiscal years beginning after December 15, 2007.  Entities will have the option of applying the provisions of EITF 06-10 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods.  EITF 06-10 is not expected to have a material impact on Atlantic’s financial position, results of operations, or liquidity.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007

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

Also, recently, the FASB has issued several proposals to amend, supersede, or interpret existing accounting standards, which may impact Atlantic’s consolidated financial statements at a later date:

•	Proposed amendment to SFAS 128, Earnings per Share;
•	Proposed replacement of SFAS 141 regarding Business Combinations; and
•	Proposed replacement of Accounting Research Bulletin No. 151 regarding Consolidated Financial Statements, Including Accounting and Reporting for Noncontrolling Interests.

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
SEPTEMBER 30, 2007

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share (“EPS”) amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2007 and 2006.  Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period.  We have no dilutive potential shares outstanding for 2007 or 2006.  The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended September 30, 2007 and 2006 (dollars and number of shares in thousands):

	Three Months Ended September 30,
	2007	2006
Basic and diluted EPS computation:
Numerator - Net income	$201	$536
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic and diluted EPS	$0.16	$0.43

	Nine Months Ended September 30,
	2007	2006
Basic and diluted EPS computation:
Numerator - Net income	$1,132	$1,408
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic and diluted EPS	$0.91	$1.13

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

	September 30, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale
U.S. Government-sponsored
agency securities	$2,983	$7	$(38)	$2,952	$1,000	$7	$-	$1,007
Mortgage-backed securities	24,128	9	(374)	23,763	29,259	24	(485)	28,798
	27,111	16	(412)	26,715	30,259	31	(485)	29,805
Held-to-maturity
State, county and
municipal bonds	15,763	110	(391)	15,482	10,032	144	(38)	10,138
Total investment securities	$42,874	$126	$(803)	$42,197	$40,291	$175	$(523)	$39,943

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

The unrealized losses on investment securities available-for-sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments.  Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.  Temporary decreases in fair value of securities available-for-sale at September 30, 2007, of

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007

NOTE 3 - INVESTMENT SECURITIES (Continued)

$396,000 (less deferred income taxes of $148,000) are regarded as an adjustment to stockholders' equity totaling $248,000.  The estimated fair value of securities is determined on the basis of market quotations.

At September 30, 2007, securities with an amortized cost of $868,000 and fair value of $903,000 were pledged to secure deposits of public funds from the State of Florida and treasury tax and loan deposits with the Federal Reserve.

At September 30, 2007, securities were sold under an agreement to repurchase with a fair value of $16.3 million, which effectively collateralizes overnight customer repurchase agreements totaling $16.3 million.

There were no securities of a single issuer, which are non-governmental or non-government sponsored, that exceeded 10% of stockholders’ equity at September 30, 2007.

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):
	September 30,	December 31,
	2007	2006
Real estate loans:
Construction, land development, and other land	$53,214	$51,598
1-4 family residential	43,157	38,018
Multifamily residential	1,797	2,489
Commercial	82,357	68,588
	180,525	160,693
Commercial loans	9,700	11,214
Consumer and other loans	5,435	5,828
Total loan portfolio	195,660	177,735
Less, deferred fees	(41)	(27)
Less, allowance for loan losses	(2,063)	(1,599)

Loans, net	$193,556	$176,109

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses.  We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb probable losses inherent in the loan portfolio.  Activity in the allowance for loan losses follows (dollars in thousands):

	For the Nine	For the Twelve
	Months Ended	Months Ended
	September 30, 2007	December 31, 2006

Balance, beginning of period	$1,599	$1,552
Provisions charged to operating expenses	472	194
Loans, charged-off	(21)	(181)
Recoveries	13	34

Balance, end of period	$2,063	$1,599

We had three loans totaling $1,781,000 at September 30, 2007, categorized as nonaccrual, and one loan totaling $53,000 categorized as nonaccrual at December 31, 2006.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007

NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):

	September 30,	December 31,
	2007	2006

Customer repurchase agreements	$16,320	$26,921
Federal funds purchased	14,580	-

	$30,900	$26,921

FHLB of Atlanta advances	$2,300	$2,300
Junior subordinated debentures	3,093	3,093

Total other borrowings	$5,393	$5,393

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.  Our exposure to credit loss is represented by the contractual amount of these commitments.  We follow the same credit policies in making commitments as we do for on-balance sheet instruments.  Financial instruments at September 30, 2007, consisted of commitments to extend credit approximating $29.3 million and standby letters of credit of $2.6 million.

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

NOTE 8 - REGULATORY CAPITAL

Oceanside is required to maintain certain minimum regulatory capital requirements.  The following is a summary at September 30, 2007, of the regulatory capital requirements and actual capital on a percentage basis for Oceanside:
		Regulatory
	Actual	Requirement

Total capital ratio to risk-weighted assets	10.40%	8.00%
Tier 1 capital ratio to risk-weighted assets	9.50%	4.00%
Tier 1 capital to average assets	8.77%	4.00%

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

Index

Critical Accounting Policies

Our accounting and reporting policies are in accordance with U.S. generally accepted accounting principles (“GAAP”), and they conform to general practices within the banking industry.  We use a significant amount of judgment and estimates based on assumptions for which the actual results are uncertain when we make the estimations.  We have identified our policy covering the allowance for loan losses as being particularly sensitive in terms of judgments and the extent to which significant estimates are used.  For more information on this critical accounting policy, please refer to our 2006 Annual Report on Form 10-KSB.

Results of Operations

Our net income for the three and nine months ended September 30, 2007, was $201,000 and $1,132,000, respectively, as compared with $536,000 and $1,408,000, respectively, reported in the same periods of 2006.  Average earning assets increased 10.4% in the first nine months of 2007 over the 2006 levels for the same period.  An overview of the more significant matters affecting our results of operations follows:

•
Average loans grew at a pace of 9.7% and 10.8% for the three and nine months ended September 30, 2007, respectively, over the same periods of 2006.  With the growth in average deposits of 8.4% and 11.9%, respectively, we were able to fund the increased loan demand.

•
With the double-digit growth in average earning assets, we grew our net interest income (before provision for loan losses) $45,000, or 0.8% for the nine months ended September 30, 2007, over the same period in 2006.  Net interest income decreased by $77,000, or 3.7%, for the three months ended September 30, 2007, over the same period in 2006, due to a change in the mix of deposits and an increase in interest rates, which was partially offset by higher interest on earning assets.

•
Total noninterest expenses increased $143,000 and $306,000, or 9.4% and 6.8%, for the three and nine months ended September 30, 2007, respectively, over the same periods in 2006.  This compares with the growth in earning assets of 8.1% and 10.4% for the same periods.

Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three and nine months ended September 30, 2007):

	Three Months	Nine Months	Year Ended
	Ended	Ended	December 31,
	September 30, 2007	September 30, 2007	2006

Return on average assets	0.32%	0.62%	0.85%
Return on average equity	4.35%	8.46%	11.96%
Interest-rate spread	2.86%	2.87%	3.10%
Net interest margin	3.57%	3.61%	3.84%
Noninterest expenses to average assets	2.67%	2.62%	2.65%

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

Index

We expect to meet our liquidity needs with:

•	Available cash, including both interest and noninterest-bearing balances, and federal funds sold ,which totaled $9.5 million at September 30, 2007;
•	The repayment of loans, which include loans with a remaining maturity of one year or less (excluding those in nonaccrual status) totaling $58.4 million;
•	Proceeds of unpledged securities available-for-sale and principal repayments from mortgage-backed securities;
•	Growth in deposits; and,
•	If necessary, borrowing against approved lines of credit and other alternative funding strategies.

Short-Term Investments.  Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $-0- at September 30, 2007, as compared to $11.1 million at December 31, 2006.  These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.  We regularly review our liquidity position and have implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the statement of financial condition and funding from non-core sources.

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

Core Deposits.  Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  We had core deposits totaling $144.7 million at September 30, 2007, and $146.6 million at December 31, 2006, a decrease of 1.3%.  We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future.

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

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities.  At September 30, 2007, we had commitments to originate loans totaling $29.3 million, and had issued, but unused, standby letters of credit of $2.6 million for the same period.  In addition, scheduled maturities of certificates of deposit during the twelve months following September 30, 2007, total $94.0 million.  We believe that adequate resources exist to fund all our anticipated commitments, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations).  Management believes, as of September 30, 2007, that we met all minimum capital adequacy requirements to which we are subject.

Index

As of the most recent reporting period for the quarter ended September 30, 2007, Oceanside’s ratios exceeded the minimum levels for the well-capitalized category.  An institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  At September 30, 2007, Oceanside’s actual capital amounts and percentages are presented in the following table (dollars in thousands):

	Actual		Minimum(1)		Well-Capitalized(2)
	Amount	%	Amount	%	Amount	%

Total capital to risk-weighted assets	$23,712	10.40%	$18,232	8.00%	$22,790	10.00%
Tier 1 capital to risk-weighted assets	$21,649	9.50%	$9,116	4.00%	$13,674	6.00%
Tier 1 capital to average assets	$21,649	8.77%	$9,872	4.00%	$12,340	5.00%

(1)      The minimum required for adequately capitalized purposes.
(2)      To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations for banks.

There are no conditions or events since September 30, 2007, that management believes have changed Oceanside’s category.

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

At September 30, 2007, we had fourteen loan relationships totaling approximately $5.2 million classified as substandard and four loan relationships totaling approximately $3.6 million classified as doubtful.  We had no loans classified as loss at September 30, 2007.  The largest substandard loan relationship at September 30, 2007, totaled $3.5 million, which management believed was well-secured.  The largest doubtful loan relationship at September 30, 2007, totaled $1.7 million for which management had provided a specific reserve of $387,000.

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

Index

A summary of balances in the allowance for loan losses and key ratios follows (dollars in thousands):

	For the Nine	For the Twelve
	Months Ended	Months Ended
	September 30, 2007	December 31, 2006

End of period loans (net of deferred fees)	$195,619	$177,708
End of period allowance for loan losses	$2,063	$1,599
% of allowance for loan losses to total loans	1.05%	0.90%
Average loans for the period	$183,276	$167,883
Net charge-offs as a percentage of average loans
for the period (annualized for 2007)	0.01%	0.09%
Nonperforming assets:
Nonaccrual loans	$1,781	$53
Loans past due 90 days or more and still accruing (*)	3,710	-
Foreclosed real estate	-	-
Other repossessed assets	-	-
	$5,491	$53
Nonperforming assets to period end loans	2.81%	0.03%
Nonperforming assets to period end total assets	2.13%	0.02%

(*) One loan relationship that comprises $3.5 million of this total is classified substandard but believed to be well-secured and in process of collection.

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

	For the Three Months Ended September 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$187,393	$3,881	8.22%	$170,753	$3,558	8.27%
Investment securities and
interest-bearing deposits (1)	43,230	491	5.45%	37,862	421	4.98%
Other interest-earning assets	1,465	22	5.96%	6,175	85	5.46%

Total interest-earning assets (1)	232,088	4,394	7.69%	214,790	4,064	7.61%

Noninterest-earning assets	14,910			13,463

Total assets	$246,998			$228,253

Interest-bearing liabilities:
Demand, money market
and NOW deposits	$41,220	408	3.93%	$42,515	408	3.81%
Savings	3,429	13	1.50%	5,161	19	1.46%
Certificates of deposit	128,365	1,679	5.19%	105,012	1,281	4.84%
Other borrowings	24,860	308	4.92%	23,903	293	4.86%

Total interest-bearing liabilities	197,874	2,408	4.83%	176,591	2,001	4.50%

Noninterest-bearing liabilities	30,800			35,458
Stockholders’ equity	18,324			16,204
Total liabilities and
stockholders’ equity	$246,998			$228,253

Net interest income before
provision for loan losses		$1,986			$2,063

Interest-rate spread			2.86%			3.11%
Net interest margin (1)			3.57%			3.91%
Ratio of average interest-earning assets
to average interest-bearing liabilities	117.29%			121.63%

(1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Index

	For the Nine Months Ended September 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$183,276	$11,390	8.31%	$165,482	$9,944	8.03%
Investment securities and
interest-bearing deposits (1)	41,564	1,411	5.37%	37,370	1,186	4.74%
Other interest-earning assets	5,277	216	5.47%	5,679	216	5.09%

Total interest-earning assets (1)	230,117	13,017	7.71%	208,531	11,346	7.36%

Noninterest-earning assets	14,336			13,849

Total assets	$244,453			$222,380

Interest-bearing liabilities:
Demand, money market
and NOW deposits	$43,336	1,297	4.00%	$40,646	1,000	3.29%
Savings	4,046	45	1.49%	5,266	48	1.22%
Certificates of deposit	125,149	4,868	5.20%	101,273	3,537	4.67%
Other borrowings	22,756	856	5.03%	24,370	855	4.69%

Total interest-bearing liabilities	195,287	7,066	4.84%	171,555	5,440	4.24%

Noninterest-bearing liabilities	31,276			35,089
Stockholders’ equity	17,890			15,736
Total liabilities and
stockholders’ equity	$244,453			$222,380

Net interest income before
provision for loan losses		$5,951			$5,906

Interest-rate spread			2.87%			3.12%
Net interest margin (1)			3.61%			3.88%
Ratio of average interest-earning assets
to average interest-bearing liabilities	117.84%			121.55%

(1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Index

Analysis of Changes in Net Interest Income

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of interest-earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for the three and nine months periods ended September 30, 2007, compared to the same periods in 2006 respectively.  For purposes of these tables, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis (dollars in thousands):

	Three Months Ended September 30,
	2007 vs. 2006
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$(22)	$347	$(2)	$323
Investment securities and interest-bearing deposits	45	67	(42)	70
Other interest-earning assets	8	(65)	(6)	(63)
Total interest-earning assets	31	349	(50)	330

Interest-bearing liabilities:
Demand, money market and NOW deposits	13	(13)	-	-
Savings	1	(7)	-	(6)
Certificates of deposit	93	285	20	398
Other borrowings	4	11	-	15
Total interest-bearing liabilities	111	276	20	407

Net interest income	$(80)	$73	$(70)	$(77)

	Nine Months Ended September 30,
	2007 vs. 2006
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$347	$1,069	$30	$1,446
Investment securities and interest-bearing deposits	176	149	(100)	225
Other interest-earning assets	16	(15)	(1)	-
Total interest-earning assets	539	1,203	(71)	1,671

Interest-bearing liabilities:
Demand, money market and NOW deposits	216	66	15	297
Savings	11	(11)	(3)	(3)
Certificates of deposit	401	834	96	1,331
Other borrowings	62	(57)	(4)	1
Total interest-bearing liabilities	690	832	104	1,626

Net interest income	$(151)	$371	$(175)	$45

Comparison of Three Months Ended September 30, 2007 and 2006

Interest Income and Expense

Interest Income.  Interest income was $4,394,000 and $4,064,000 for the three months ended September 30, 2007 and 2006, respectively.  An increase in yields on average interest-earning assets of 8 basis points, or 1.1%, and the favorable growth in average interest-earning assets of $17.3 million, or 8.1%, contributed to an overall growth rate of 8.1% for interest income.  The increase in yields was the result of increases in earnings on investment securities and other interest earning assets and an increase in the volume of average loans.  Average loans, as a percentage of average interest-earning assets, increased to 80.7% in the third quarter of 2007 as compared with 79.5% in 2006.

Index

We saw a shift in the percentage of average investment securities and interest-bearing deposits to 18.6% in 2007 from 17.6% in 2006, while the percentage of average other interest-earning assets to total average interest-earning assets shifted from 2.9% in 2006 to 0.6% in 2007.

Interest Expense.  Interest expense was $2,408,000 and $2,001,000 for the three months ended September 30, 2007 and 2006, respectively.  As a result of the increasing interest rate environment and our growth in average interest-bearing liabilities of $21.3 million, or 12.1%, during this period, interest expense increased $407,000, or 20.3%.  Our average cost of funds (interest-bearing liabilities) rose to 4.83% in 2007 compared with 4.50% over the same period in 2006.  A shift in the mix of our interest-bearing deposits, along with increases in the overall interest rates in our market area, contributed to the rise in our cost of funds.  Certificates of deposit, with an average cost of funds of 5.19% in 2007 and 4.84% in 2006, represented 64.9% of our total interest-bearing liabilities in 2007 as compared with 59.5% in 2006.  We also experienced declines in other lower costing deposits and borrowed funds.  The shift from lower costing deposits to higher costing deposits can be attributed, in part, to the current interest rate environment.

Net Interest Income before Provision for Loan Losses.  Net interest income before provision for loan losses was $1,986,000 and $2,063,000 for the three months ended September 30, 2007 and 2006, respectively.  The net interest margin for the third quarter of 2007 was 3.57% as compared with the net interest margin in 2006 of 3.91%, a decrease of 34 basis points.  Given our composition of interest-bearing liabilities, we experienced a more rapid increase in our cost of funds of 33 basis points, while the rates we earned on our earning assets increased by 8 basis points in the third quarter of 2007 over the same period of 2006.

Provision for Loan Losses

We recorded provisions for loan losses totaling $410,000 and $48,000 for the three months ended September 30, 2007 and 2006, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio and the recent downturn in the real estate market that has increased the number of classified and other loans we monitor.

Noninterest Income and Expenses

Noninterest Income.  Total noninterest income decreased by $20,000 for the three months ended September 30, 2007, to $273,000 compared with $293,000 for the same period in September 30, 2006.  Fees and service charges on deposit accounts decreased by $16,000, or 9.6%, in 2007 versus the same period in 2006. During the third quarter of 2007, Oceanside implemented a marketing strategy aimed at improving its overall noninterest income. Part of this strategy is to offer free checking, which in the initial phase of this program reduces service charges until volume increases and other fee opportunities offset the lost income from free checking. Other fee income for banking services decreased $11,000, or 18.0%, due to decreases in usage and per item charges assessed by us for other banking services, principally for ATM and debit card usage.  Mortgage banking fees decreased $11,000, or 47.8%, during this period reflecting a downturn in the residential lending market.

Noninterest Expenses.  Salaries and employee benefits increased $58,000, or 7.8%, in the third quarter of 2007 over 2006.  Employee compensation rose $46,000, or 7.8%.  All other employee benefits contributed the remaining net increase of $12,000.  Expenses of bank premises and fixed assets decreased $3,000, or 1.0%.  Other operating expenses increased $88,000, or 18.1%.  The more significant increases were:

•	higher data processing and settlement fees of $75,000;
•	increased pension costs of $17,000;
•	increases in audit, legal, and professional fees of $19,000;
•	increases in regulatory assessments of $28,000; and
•	increases in advertising and business development of $17,000.

These increases are consistent with trends in our account and activity growth, compliance with SOX 404, and inflationary increases in the overall cost of goods and services.  Other miscellaneous expenses, which include other losses, decreased $42,000 to partially offset the overall increases in other operating expenses.

Index

Provision (Benefit) for Income Taxes

The income tax benefit was $(12,000) for the three months ended September 30, 2007, an effective rate of (6.3)%. This compares with an effective rate of 32.2% for the same period in 2006.  The effective tax rates in 2007 and 2006 differ from the federal and state statutory rates principally due to nontaxable investment income.  Tax-exempt income was $171,000 for the third quarter of 2007 as compared with $89,000 in 2006.  This increase of 92.1% has outpaced our growth in taxable income and, accordingly, our effective rate has decreased in 2007.

Comparison of Nine Months Ended September 30, 2007 and 2006

Interest Income and Expense

Interest Income.  Interest income was $13,017,000 and $11,346,000 for the nine months ended September 30, 2007 and 2006, respectively.  An increase in yields on average interest-earning assets of 35 basis points, or 4.8%, and the favorable growth in average interest-earning assets of $21.6 million, or 10.4%, contributed to an overall growth rate of 14.7% for interest income.  The increase in yields was the result of increases in the interest rate environment, and by changes in the mix in average interest-earning assets.  Average loans, as a percentage of average interest-earning assets, increased to 79.6% in 2007 as compared with 79.4% in 2006.  We saw a shift in the percentage of average other interest-earning assets to total average interest-earning assets from 17.9% in 2006 to 18.1% in 2007.

Interest Expense.  Interest expense was $7,066,000 and $5,440,000 for the nine months ended September 30, 2007 and 2006, respectively.  As a result of the fluctuating interest rate environment and our growth in average interest-bearing liabilities of $23.7 million, or 13.8%, during this period, interest expense increased $1,626,000, or 29.9%. Our average cost of funds (interest-bearing liabilities) rose to 4.84% in 2007 compared with 4.24% over the same period in 2006.  A shift in the mix of our interest-bearing deposits, along with increases in the overall interest rates in our market area, contributed to the rise in our cost of funds.  Certificates of deposit, with an average cost of funds of 5.20% in 2007 and 4.67% in 2006, represented approximately 64.1% of our total interest-bearing liabilities in 2007 as compared with 59.0% in 2006.  We also experienced declines in other lower costing deposits and borrowed funds. The shift from lower costing deposits to higher costing deposits can be attributed, in part, to the current interest rate environment.

Net Interest Income before Provision for Loan Losses.  Net interest income before provision for loan losses was $5,951,000 and $5,906,000 for the nine months ended September 30, 2007 and 2006, respectively.  The net interest margin for the first nine months of 2007 was 3.61% as compared with the net interest margin in 2006 of 3.88%, a decrease of 27 basis points.  Given our composition of interest-bearing liabilities, we experienced a more rapid increase in our cost of funds of 60 basis points, while the rates we earned on our earning assets increased by 35 basis points in the first nine months of 2007 over the same period of 2006.

Provision for Loan Losses

We recorded provisions for loan losses totaling $472,000 and $144,000 for the nine months ended September 30, 2007 and 2006, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio and the recent downturn in the real estate market that has increased the number of classified and other loans we monitor.

Noninterest Income and Expenses

Noninterest Income.  Total noninterest income increased to $822,000 for the nine months ended September 30, 2007, compared with $806,000 for the same period in September 30, 2006.  Fees and service charges on deposit accounts increased by $8,000, or 1.7%, in 2007 versus the same period in 2006.  Other fee income for banking services increased $12,000, or 8.5%, due to increases in usage and per item charges assessed by us for other banking services, principally for ATM and debit card usage.  Mortgage banking fees declined $32,000, or 38.1%, during this period reflecting a downturn in the residential lending market.

Index

Noninterest Expenses.  Salaries and employee benefits increased $155,000, or 7.1%, in the first nine months of 2007 over 2006.  Employee compensation rose $114,000, or 6.5%.  All other employee benefits contributed to the remaining net increase of $41,000.  Lower depreciation costs contributed to a 2.9% decline in expenses of bank premises and fixed assets.  Other operating expenses increased $176,000, or 12.4%.  The more significant increases were:

•	higher data processing and settlement fees of $118,000;
•	increased pension costs of $31,000;
•	increases in audit, legal, and professional fees of $44,000;
•	increases in regulatory assessments of $31,000; and
•	increases in advertising and business development of $22,000.

These increases are consistent with trends in our account and activity growth, compliance with SOX 404, and inflationary increases in the overall cost of goods and services.  Other miscellaneous expenses, which include other losses, decreased $43,000 to partially offset the overall increases in other operating expenses.

Provision for Income Taxes

The income tax provision was $380,000 for the nine months ended September 30, 2007, an effective rate of 25.1%. This compares with an effective rate of 32.5% for the same period in 2006.  The effective tax rates in 2007 and 2006 differ from the federal and state statutory rates principally due to nontaxable investment income.  Tax-exempt income was $427,000 for the nine months ended September 30, 2007, as compared with $232,000 in 2006.  This increase of 84.1% has outpaced our growth in taxable income and, accordingly, our effective rate has decreased in 2007.

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

Atlantic BancGroup, Inc.

Date: November 13, 2007	/s/ Barry W. Chandler
Barry W. Chandler
President and Chief Executive Officer

Date: November 13, 2007	/s/ David L. Young
David L. Young
Executive Vice President,
Chief Financial Officer, and
Corporate Secretary