Form 10KSB
period 2007-12-31
ATLANTIC BANCGROUP INC
filed 2008-03-26
CIK 1087790

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2007

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
YES ☐   NO ☒

The issuer’s revenues for its most recent fiscal year were $18,487,000.

The aggregate market value of the common stock of the issuer held by non-affiliates of the issuer (1,016,955 shares) at February 29, 2008, was approximately $15.9 million based on the initial bid quoted price of $15.65 per share as quoted on the NASDAQ Capital Market.

As of February 29, 2008, there were issued and outstanding 1,247,516 shares of the issuer’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008, are incorporated into Part III, Items 9 through 13 of this Annual Report on Form 10-KSB.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

PART I

FORWARD-LOOKING STATEMENTS

Atlantic BancGroup, Inc., and our wholly-owned banking subsidiary, Oceanside Bank, may from time to time make written or oral statements, including statements contained in this report that may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements.  These statements should be considered subject to various risks and uncertainties.  Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors.  Such factors are described below and include, without limitation:

•	Unanticipated deterioration in the financial condition of borrowers may result in significant increases in loan losses and provisions for those losses.
•
If real estate values in our target markets continue to decline, our loan portfolio could become impaired and losses from loan defaults may exceed our allowance for loan and lease losses established for that purpose.

•	Weakness in the economy and in the real estate market within our geographic footprint may adversely affect us.
•	Increased competition with other financial institutions may affect our results of operations and liquidity.
•	Rapid fluctuations or unanticipated changes in interest rates may affect our profitability.
•	If our mortgage-backed securities portfolio fails to perform, our securities may lose value.
•	Changes in the legislative and regulatory environment may increase the cost of operations or limit our growth.
•	Our common stock is not an insured bank deposit and is subject to market risk.
•	Although publicly traded, our common stock has substantially less liquidity than the average trading market for a stock quoted on the NASDAQ Capital Market, and our stock price can be volatile.

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

Unless this Form 10-KSB indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Atlantic,” “Holding Company,” or “Oceanside” as used herein refer collectively to Atlantic BancGroup, Inc. and our subsidiary Oceanside Bank, which we sometimes refer to as “Oceanside,” “our bank subsidiary,” or “our bank.”  References herein to the fiscal years 2005, 2006, and 2007 mean our fiscal years ended December 31, 2005, 2006, and 2007, respectively.

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

In general, commercial real estate in the assessment area consists of small shopping centers and office buildings.  The type of residential real estate within our assessment area varies, with a number of condominiums, townhouses, and single-family housing developments dispersed throughout the area.  New residential growth consists primarily of working professionals with families.

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

Our principal strategy is to:

•	Expand our commercial and small business customer base within our assessment area,
•	Make real estate mortgage loans within our assessment area, as well as throughout Duval County and the surrounding counties, and
•	Expand our consumer loan base within our assessment area.

Our belief is that the most profitable deposit relationships are characterized by high deposit balances, low frequency of transactions, and low distribution requirements.  Being a community bank with local management, we are well-positioned to establish these relationships with smaller commercial customers and households.

Our sources of funds for loans and other investments include demand, time, savings, and other deposits, amortization and repayment of loans, sales to other lenders or institutions of loans or participations in loans, and other borrowings.  Our principal sources of income are interest and fees collected on loans, and to a lesser extent, interest and dividends collected on other investments. Our principal expenses are interest paid on savings and other deposits, interest paid on other borrowings, employee compensation, office expenses, and other overhead and operational expenses.  We offer several deposit accounts, including demand deposit accounts, negotiable order of withdrawal accounts (“NOW” accounts), money market accounts, savings accounts, certificates of deposit, and various retirement accounts.  During 2005, 2006, and 2007, we also obtained funds from customer repurchase agreements that have been classified as other borrowings and brokered deposits that have been classified as other time deposits.

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

Lending Activities

We offer a wide range of loans to individuals and small businesses and other organizations that are located, or conduct a substantial portion of their business, in our assessment area.  At December 31, 2007, our consolidated total loans were $204.1 million, or 78.1%, of our total consolidated assets.  The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.  We have no foreign loans or loans for highly-leveraged transactions.

Our loan portfolio is concentrated in three major areas: real estate loans, commercial loans, and consumer and other loans.  A majority of our loans are made on a secured basis.  As of December 31, 2007, approximately 92% of our total loan portfolio consisted of loans secured by mortgages on real estate.  Of the total loans secured by mortgages on real estate, approximately 46% are secured by nonfarm nonresidential properties (commercial real estate) and 28% are construction, land development, and other land loans, secured by real estate.  The remaining 26% are secured by 1-4 family and multifamily residential properties.

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

We also solicit, accept applications for, and negotiate terms and conditions for fixed-rate and other residential mortgage loans on behalf of our customers that we broker to third-party correspondent mortgage lenders.  During 2007, 2006, and 2005, we brokered loans totaling $7.6 million, $11.0 million and $12.7 million, respectively, which were closed by the correspondent mortgage lenders.  We recorded brokering fees of $69,000, $119,000, and $114,000 in 2007, 2006, and 2005, respectively.  Our ability to solicit, process, and broker residential mortgage loans is highly dependent on the general economy and interest rate environment, the health of the residential real estate market, and competition from other local and national mortgage bankers and brokers.

Our commercial loans include loans to individuals and small-to-medium-sized businesses located primarily in Duval and St. Johns Counties for working capital, equipment purchases, and various other business purposes.  A majority of commercial loans are secured by real estate, equipment, or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest.  Commercial lines of credit are typically granted on a one-year basis, with loan covenants.  Other commercial loans with terms or amortization schedules of longer than one year will normally be made at interest rates that vary with the prime lending rate and will become payable in full in three to five years.  Commercial loans not secured by real estate amounted to approximately 6% of our total loan portfolio as of December 31, 2007.

Our consumer loans and other loans consist primarily of loans to individuals for various consumer purposes, but include some business-purpose loans which are payable on an installment basis.  The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers; however, consumer loans may also be made on an unsecured basis.  Consumer loans are made at fixed and variable interest rates, and are often based on an amortization schedule of up to five years.  Consumer and other loans represent approximately 2% of our total loan portfolio at December 31, 2007.

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

Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature.  Over the latter part of 2007, real estate prices in our markets have declined and if real estate prices continue to decline, the value of the real estate collateral securing our loans could be reduced.  Such a reduction in the value of our collateral could increase the number of non-performing loans and adversely affect our financial performance.

If the strength of the local economy in which we conduct operations declines, or continues to decline, this could result in, among other things, a deterioration of credit quality or a reduced demand for credit, including a resultant effect on our loan portfolio and allowance for loan and lease losses.  The vast majority of our loan portfolio is secured by real estate or other commercial assets in our market.  Certain markets in Florida have been particularly adversely affected by declines in real estate value, declines in home sale volumes, and declines in new home building.  These declines may also adversely affect the general economy in our markets.  These factors could result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition and results of operations.

Deposit Activities

Deposits are our major source of funds for loans and other investment activities.  At December 31, 2007, our regular savings, demand, NOW, and money market deposit accounts comprised approximately 33% of our consolidated total deposits.  Approximately 41% of our consolidated deposits at December 31, 2007, were certificates of deposit (or time deposits) of less than $100,000.  Time deposits of $100,000 and over made up approximately 26% of our consolidated total deposits at December 31, 2007.  Generally, our goal is to maintain the rates paid on our deposits at a competitive level.  Brokered deposits of $17.9 million, or approximately 8%, of consolidated total deposits at December 31, 2007, are included in time deposits of $100,000 or less.

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

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets.  Tier 2 capital consists of the general allowance for loan losses except for certain limitations.  An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.  At December 31, 2007, Oceanside’s Tier 1 and total risk-based capital ratios were 9.33% and 10.26%, respectively.  Under current regulations, bank holding companies with consolidated assets under $500 million are not required to calculate and report risk-based capital ratios.

Bank holding companies and banks are also required to maintain capital at a minimum level based on average total assets, which is known as the leverage ratio.  The minimum requirement for the leverage ratio is 3%; however, all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum.  At December 31, 2007, Oceanside’s leverage ratio was 8.53%, which was 3.53% in excess of its required 5.00%. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well-capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution that becomes “significantly undercapitalized” or “critically undercapitalized.”

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

As of December 31, 2007, Oceanside met the capital requirements of a “well-capitalized” institution.

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

Common Stock

We have 10,000,000 shares of our $0.01 par value common stock authorized.  As of February 29, 2008, there were 1,247,516 shares outstanding.  Holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders.  Upon liquidation, dissolution, or winding-up, holders of our common stock are entitled to receive pro rata all assets remaining legally available for distribution to shareholders.  The holders of common stock have no right to cumulate their votes in the election of directors.  The common stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.  All of the outstanding shares of common stock are fully paid and non-assessable.

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

Employees

At December 31, 2007, we had approximately 50 full-time employees and 6 part-time employees for a full-time employee equivalent of 53.  No significant changes in the number of our full-time employees are currently anticipated.  Because we believe that one of the primary deficiencies of large regional banks is the constant turnover of personnel and therefore the lack of continuing personal relationships with local customers, our goal is to maintain a competently trained staff of local bankers who have settled in the community on a permanent basis.  To maintain a skilled and knowledgeable staff, we allocate funds for continuing on-the-job and educational training, and employees are encouraged to enroll in various banking courses and other seminars to improve their overall knowledge of the banking business.

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

On October 29, 1996, Oceanside purchased from an unaffiliated entity the two-story, 3,100 square-foot building at 1315 South Third Street, Jacksonville Beach, Florida, as our main office (“Main Office”).  The Main Office includes three inside teller stations, four drive-up teller windows, an automated teller machine, and on-site parking.  The Main Office is a former Barnett Bank branch office.  Oceanside purchased the real property for $850,000 and used a portion of the proceeds of the initial offering of Atlantic’s common stock to add 2,200 square feet to the facility.  Oceanside originally acquired the Main Office with funds drawn on a line of credit with Columbus Bank and Trust Company, which was repaid out of the proceeds of Atlantic’s initial offering.  Improvements totaling approximately $481,000, net of disposals, have been made through December 31, 2007.

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

On September 27, 2000, Oceanside executed a lease for our third banking location, which opened in the third quarter of 2001. This branch is located at 13799 Beach Boulevard, Jacksonville, Florida.  The lease, which commenced upon execution, covers approximately 9,000 square feet. In addition to the branch, other operations of Atlantic and Oceanside were relocated to this facility.  Rent commenced in May 2002, which was one year from the date of completion of the landlord’s work, and expires ten years thereafter, with two five-year renewal options.  No rent was paid in the first year after completion of the landlord’s work.  Oceanside acquired an additional 2,200 square feet of rental space during 2004 adjacent to the operations area for its loan operations department.  Scheduled annual rent payments for 2008 through 2011 for the branch and loan operations are:  2008 - $234,000; 2009 - $241,000; 2010 - $248,000; and 2011 - $84,000.  Building improvements totaled $949,000, net of disposals.

On August 22, 2002, Oceanside executed a lease for our newest branch location, which opened December 15, 2003. This branch is located at the intersection of Kernan and Atlantic Boulevards, at 1790 Kernan Boulevard South, Jacksonville, Florida.  The land lease covers approximately 42,000 square feet.  The Bank constructed the branch building totaling approximately 3,200 square feet at a cost of approximately $1,388,000.  Rent commenced in September 2003.  The lease is for twenty years with two ten-year renewal options.  Scheduled annual rent payments are:  2008 - $78,000; 2009-2012 - $84,000; 2013 - $87,000; 2014-2017 - $94,000; 2018 - $100,000; 2019-2022 - $103,000; and 2023 - $69,000.

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

No matters were submitted to a vote of Atlantic’s security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Prior to October 28, 1999, the shares of Atlantic common stock were not actively traded, and such trading activity, as it occurred, took place in privately negotiated transactions.  On October 28, 1999, Atlantic’s common stock was approved for quotation on the Over-the-Counter Bulletin Board, and on August 29, 2003, Atlantic common stock commenced its listing on the NASDAQ Capital Market under the symbol “ATBC.”  During 2007, 2006, and 2005, the reported periodic high and low quotes during each quarter follow:

	2007				2006				2005
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
High	$36.00	$40.00	$43.73	$39.46	$35.49	$41.00	$29.95	$30.00	$29.05	$25.95	$25.57	$28.00
Low	$16.42	$32.00	$36.15	$33.35	$31.24	$27.31	$26.29	$24.78	$25.55	$24.00	$23.25	$24.50

Please note that the information above represents offers made to buy our stock and may not represent actual transactions or sales.  The source of data used to prepare the above chart was taken from historical prices provided by Commodity Systems, Inc.

At December 31, 2007, there were 587 shareholders of record with shares held by individuals and in nominee names.

At February 29, 2008, the initial bid quoted price for the common stock of Atlantic was $15.65.  We have never paid a cash dividend on our common stock.  We anticipate that for the foreseeable future, earnings will be retained for business development and growth.  Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.  The payment of future dividends will be at the sole discretion of the Board of Directors and will depend on, among other things, future earnings, capital requirements, and our general financial and business condition.

Furthermore, the ability to pay dividends to our stockholders depends primarily on dividends received from our banking subsidiary, Oceanside.  Oceanside’s ability to pay dividends is limited by federal and state banking regulations based upon Oceanside’s profitability and other factors.  At December 31, 2007, retained earnings of Oceanside totaling approximately $621,000 were available to pay dividends to the Holding Company in order to maintain Oceanside’s current regulatory capital classification.

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

SELECTED FINANCIAL DATA (dollars and shares in thousands, except per share data)

	At or for the
	Period Ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations Data:
Total interest income	$17,368	$15,502	$11,259	$8,241	$6,837
Total interest expense	9,591	7,584	4,358	2,278	1,790
Net interest income before provision for loan losses	7,777	7,918	6,901	5,963	5,047
Provision for loan losses	629	194	334	362	319
Net interest income after provision for loan losses	7,148	7,724	6,567	5,601	4,728
Noninterest income	1,119	1,078	839	923	880
Noninterest expense	6,413	5,981	5,283	4,889	4,158
Income tax provision	448	903	645	469	463
Net income	1,406	1,918	1,478	1,166	987

Selected End of Period Balances:
Total assets	$261,406	$243,497	$213,880	$184,317	$145,717
Interest-earning assets	245,373	228,686	196,931	166,829	124,675
Securities and stock, at cost	41,300	39,837	38,290	29,419	23,308
Loans, net of deferred fees	204,060	177,708	152,803	129,801	99,482
Allowance for loan losses	2,169	1,599	1,552	1,296	1,220
Deposit accounts	217,491	192,704	168,480	146,352	113,378
Other borrowings	23,581	32,314	29,138	23,004	18,800
Stockholders’ equity	18,856	17,251	15,232	14,033	12,920

Selected Average Balances for the Period:
Total assets	$247,674	$225,591	$193,249	$159,951	$126,806
Interest-earning assets	233,339	211,081	179,001	147,353	115,741
Securities and interest-earning deposits	41,696	37,278	34,202	27,064	21,915
Loans, net	187,544	167,883	141,587	114,236	88,922
Interest-bearing deposit accounts	175,922	150,762	123,694	104,174	77,477
Other borrowings	22,888	24,186	22,450	14,608	13,959
Stockholders’ equity	18,086	16,042	14,596	13,445	12,653

Share Data:
Earnings per share
Basic	$1.13	$1.54	$1.18	$0.93	$0.79
Fully diluted	$1.13	$1.54	$1.18	$0.93	$0.79
Book value per share (period end)	$15.11	$13.83	$12.21	$11.25	$10.36
Common shares outstanding (period end)	1,248	1,248	1,248	1,248	1,248
Weighted average shares outstanding
Basic	1,248	1,248	1,248	1,248	1,248
Fully diluted	1,248	1,248	1,248	1,248	1,248

Performance Ratios:
Return on average assets	0.57%	0.85%	0.76%	0.73%	0.78%
Return on average equity	7.77	11.96	10.13	8.67	7.80
Interest-rate spread during the period	2.78	3.10	3.40	3.76	4.05
Net interest margin	3.49	3.84	3.95	4.13	4.46
Noninterest expenses to average assets	2.59	2.65	2.73	3.06	3.28

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.06%	0.90%	1.02%	1.00%	1.23%
Net charge-offs to average loans	0.03	0.09	0.06	0.25	0.08
Nonperforming assets to period end loans	3.13	0.03	0.13	0.07	0.04
Nonperforming assets to period end total assets	2.44	0.02	0.09	0.05	0.03

Capital and Liquidity Ratios:
Average equity to average assets (Consolidated)	7.30%	7.11%	7.55%	8.41%	9.98%
Leverage (4.00% required minimum) (Oceanside)	8.53	8.75	8.93	8.02	8.12
Risk-based capital (Oceanside):
Tier 1	9.33	10.16	10.62	9.55	9.42
Total	10.26	10.95	11.52	10.43	10.46
Average loans to average deposits (Consolidated)	91.37	91.27	91.18	87.10	89.22

Full-time Employee Equivalents (End of Period)	53	51	50	48	47

OVERVIEW

How We Earn Income.  As stated elsewhere herein, our results of operations are primarily dependent upon the results of operations of Oceanside.  Oceanside conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate).  Profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds).  Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and is dependent upon Oceanside’s interest-rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.  The factors that influence net interest income include changes in interest rates and changes in the volume and mix of assets and liability balances.  The interest rate spread is impacted by interest rates, deposit flows, and loan demand.  Additionally, and to a lesser extent, Oceanside’s profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective tax rate.  Noninterest income consists primarily of service fees on deposit accounts and mortgage banking operations. Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, data processing costs, and other operating expenses.

Critical Accounting Policies and Use of Significant Estimates.  Our consolidated financial statements include the accounts of the Holding Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accounting and reporting policies conform with accounting principles generally accepted in the United States of America and to general practices within the banking industry.  Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements.  The majority of these accounting policies do not require our management to make difficult, subjective, or complex judgments.  However, we believe the allowance for loan losses is a critical estimate.

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

A loan is impaired when full payment under the loan terms is not expected.  Commercial loans and commercial real estate loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral and accrual of interest is discontinued.  Large groups of smaller balance, homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. There is no precise method of predicting specific loan losses or amounts that ultimately may be charged-off.  Also, this evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The determination that a loan may be uncollectible, in whole or in part, is a matter of judgment.  Similarly, the adequacy of the allowance for loan losses can be determined only on a judgmental basis, after full review, including, consideration of economic conditions and their effect on particular industries and specific borrowers; a review of borrowers' financial data, together with industry data, their competitive situation, the borrowers' management capabilities and other factors; a continuing evaluation of the loan portfolio, including monitoring any loans that are identified as being of less than acceptable quality; a detailed analysis, on a quarterly basis, of all impaired loans; and an evaluation of the underlying collateral for secured lending.

We maintain a formalized loan review process supported by a credit analysis and control system. We intend to maintain the allowance for loan losses at a level sufficient to absorb estimated uncollectible loans and, expect to make periodic additions to the allowance for loan losses.

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

COMPARISON OF YEARS ENDED DECEMBER 31, 2007 AND 2006

Highlights.  As of December 31, 2007, we had grown to approximately $261.4 million in total assets, $204.1 million in total loans, $217.5 million in deposits, and $18.9 million in stockholders’ equity.

Net income in 2007 was $1,406,000 versus $1,918,000 in 2006, a decrease of $512,000, or 26.7%.  The primary reasons for the change in net income in 2007 over 2006 were as follows:

•	Interest and fees on loans totaled $15,255,000 in 2007 compared with $13,592,000 in 2006, an increase of $1,663,000, or 12.2%.
•	Our income from average interest-earning assets grew 12.0% as a result of increases in average interest-earning assets of 10.5%, and improved yields that increased from 7.44% to 7.60%.
•
Our total interest expense rose $2,007,000, or 26.5%, as our cost of funding increased in 2007 from 4.34% to 4.82%.  Our average 2007 interest-bearing deposits and other borrowings continued to grow at a pace of 13.6% over 2006.

•	The increase in net interest expense exceeded the increase in interest income by $141,000, causing net interest income to decrease by 1.8%.
•	Noninterest expenses grew $432,000, or 7.2%, reflecting increased expenses related to personnel costs, processing and settlement fees, and regulatory assessments.

Interest Income.  Interest income was $17,368,000 and $15,502,000 in 2007 and 2006, respectively.  The increase of 12.0% was attributable to growth in our most significant interest-earning asset, loans, which grew 11.7% from average levels in 2006 to 2007.  Average loans accounted for 80.4% of our average interest-earning assets in 2007 versus 79.5% in 2006.  Our overall yield on interest-earning assets of 7.60% was relatively unchanged from the 2006 level of 7.44% due to a more stable interest rate environment throughout most of 2007.  Our overall yield on interest-earning assets in 2007 would have been 9 basis points higher, or 7.69%, if not for the increase in nonaccrual loans and approximately $216,000 in income earned but not collected on nonaccrual loans.

Interest Expense.  Interest expense was $9,591,000 and $7,584,000 in 2007 and 2006, respectively.  As a result of the increasing competition for deposits and other funding sources, and our growth in average interest-bearing liabilities of $23.9 million, or 13.6%, during this period, interest expense increased 26.5%.  Our cost of funds rose to 4.82% in 2007 compared with 4.34% in 2006.  Substantially all of the increase in interest expense was attributable to an increase in rates and volume of certificates of deposit.  Interest expense from average certificates of deposit increased 36.8% as compared with the total interest expense of all other average deposits of 31.5%.  Average certificates of deposit increased $25.8 million versus a decline in all average other interest bearing deposits of $668,000.

Net Interest Income.  Net interest income (before provision for loan losses) was $7,777,000 and $7,918,000 for 2007 and 2006, respectively, a decrease of 1.8% from 2006 to 2007, which was due to the increase in our cost of funds primarily caused by intense competition for funding.  The average balances, interest income and expense, and the average rates earned and paid for assets and liabilities are found in the tables that follow.

During 2007 and 2006, the average yield (on a tax-equivalent basis) on interest-earning assets was 7.60% and 7.44%, respectively, while the average cost of funds was 4.82% in 2007 and 4.34% in 2006.  Our net interest margin was lower (3.49% in 2007 compared with 3.84% in 2006), which reflects the faster growth in interest-bearing liabilities (13.6%) over interest-earning assets (10.5%) and cost of funds (48 basis points) versus yield on interest-earning assets (16 basis points).  The increase in interest income was due primarily to the increased volume of average loans and securities, while the increases to interest expense was a combination of increased cost of funds and changes in our volume of interest-bearing liabilities.

Provision for Loan Losses.  A provision for loan losses of $629,000 was recorded in 2007, reflecting our assessment of the needed level of the allowance for loan losses.  This assessment is based on management’s evaluation of probable loan losses and considers the overall quality of the loan portfolio.  The increase in the provision for loan losses in 2007 versus the 2006 level of $435,000 was due to unfavorable trends in most measures of loan portfolio quality, including the growth in impaired and nonaccrual loans and other nonperforming assets.  Net charge-offs in 2007 were $59,000 as compared with $147,000 in 2006, a decrease of $88,000.

Noninterest Income.  Noninterest income increased $41,000, or 3.8%, to $1,119,000 in 2007 from $1,078,000 in 2006.  A summary of the more significant changes for 2007 compared with 2006 follows:

•	Fees and service charges on deposit accounts grew by $36,000. or 6.0%, which reflects increases in fees implemented in late-2006.
•	Mortgage banking fees decreased from $119,000 to $69,000, or 42.0%, reflecting the depressed residential real estate market.
•	Income from bank-owned life insurance increased from $106,000 to $152,000, or 43.4%, reflecting earnings on additional bank-owned life insurance purchased of $2.0 million during 2007.

Noninterest Expenses.  Total noninterest expenses increased to $6,413,000 in 2007 compared to $5,981,000 for 2006, an increase of $432,000, or 7.2%.  The more significant increases during 2007 over 2006 follow:

•	Salaries and employee benefits grew $101,000, or 3.4%, reflecting increases in salaries, bonuses, retirement plan contributions, and insurance costs.
•
Processing and settlement fees increased by $185,000, or 29.6%, due to our growth in account activity and, price increases, which were partially offset by higher fees and service charges on deposit accounts.  Also, changes in capturing branch data for processing increased $58,000 in 2007 over 2006, which allowed us to achieve certain efficiencies and cost reductions in other operating expenses.

•
The cost of regulatory assessments rose 156.1% from $66,000 to $169,000, due to FDIC deposit insurance fees of $119,000 in 2007 versus $21,000 in 2006.  The increase was due in part to the new assessment calculation implemented by the FDIC in 2007.

Provision for Income Taxes.  The income tax provision was $448,000 for 2007, an effective rate of 24.2%.  This compares with an effective rate of 32.0% for 2006.  The effective tax rates in 2007 and 2006 differ from the federal and state statutory rates principally due to nontaxable investment income.  The growth of tax-exempt income in 2007 over 2006 of 82.3% greatly exceeded the growth in overall interest income of 12.0%, contributing to the decline in the effective tax rate.

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

•
Partially offsetting the positive gain in net interest income (before provision for loan losses) of $1,017,000, noninterest expenses grew $698,000, or 13.2%, reflecting increased expenses related to our expansion of the loan operations area, support of the branching network, and related personnel costs.

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

Provision for Loan Losses.  A provision for loan losses of $194,000 was recorded in 2006, reflecting our assessment of the needed level of the allowance for loan losses.  This assessment is based on management’s evaluation of probable loan losses and considers the overall quality of the loan portfolio.  The decrease in the provision for loan losses in 2006 of $140,000 was due to continuing favorable trends in most measures of loan portfolio quality.  Net charge-offs in 2006 were $147,000 as compared with $78,000 in 2005, an increase of $69,000.

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

•
While processing and settlement fees; postage, freight, and courier costs; director fees; advertising and business development; and other miscellaneous costs rose at double-digit rates, other operating expenses grew at a relatively modest overall pace in 2006 over 2005, considering the overall growth of banking operations.

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

[Remainder of page left blank.]

Rate/Volume Analysis (dollars in thousands):

	Years Ended December 31,
		2007			2006			2005
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans (1)	$187,544	$15,255	8.13%	$167,883	$13,592	8.10%	$141,587	$9,870	6.97%
Securities and deposits (2)	41,696	1,886	5.38	37,278	1,605	4.83	34,202	1,295	4.28
Other interest-earning assets (3)	4,099	227	5.54	5,920	305	5.15	3,212	94	2.93
Total interest-earning assets (2)	233,339	17,368	7.60%	211,081	15,502	7.44%	179,001	11,259	6.38%

Noninterest-earning assets	14,335			14,510			14,248

Total assets	$247,674			$225,591			$193,249

Interest-bearing liabilities:
Demand deposits	$42,858	1,683	3.93%	$41,983	1,452	3.46%	$42,319	879	2.08%
Savings	3,751	56	1.49	5,294	68	1.28	6,231	47	0.75
Certificates of deposit	129,313	6,726	5.20	103,485	4,915	4.75	75,144	2,675	3.56
Other borrowings	22,888	1,126	4.92	24,186	1,149	4.75	22,450	757	3.37

Total interest-bearing liabilities	198,810	9,591	4.82%	174,948	7,584	4.34%	146,144	4,358	2.98%

Noninterest-bearing liabilities	30,778			34,601			32,509
Stockholders’ equity	18,086			16,042			14,596

Total liabilities and stockholders’ equity	$247,674			$225,591			$193,249

Net interest income (before provision for loan losses)		$7,777			$7,918			$6,901

Interest-rate spread (4)			2.78%			3.10%			3.40%

Net interest margin (2) (5)			3.49%			3.84%			3.95%

Ratio of average interest-earning assets to average interest-bearing	117.37%			120.65%			122.48%

(1)
Average loan balances include nonaccrual loans, which averaged (in thousands) $5,853, $79, and $195 in 2007, 2006, and 2005, respectively.  Average loans are net of deferred fees.  Loan fees (in thousands) were $536, $600, and $664 in 2007, 2006, and 2005, respectively.  Loan yields have been reported in total since a substantial portion of loans are secured by real estate.

(2)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6%. Includes interest-earning deposits.
(3)	Includes federal funds sold.
(4)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis (dollars in thousands):

	Year Ended December 31,
	2007 vs. 2006
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans (1)	$64	$1,592	$7	$1,663
Securities and other deposits	81	190	10	281
Other interest-earning assets (2)	23	(94)	(7)	(78)
Total interest-earning assets	168	1,688	10	1,866

Interest-bearing liabilities:
Demand deposits	197	30	4	231
Savings	11	(20)	(3)	(12)
Certificates of deposit	468	1,227	117	1,812
Other borrowings	41	(62)	(3)	(24)
Total interest-bearing liabilities	717	1,175	115	2,007

Net interest income	$(549)	$513	$(105)	$(141)

	Year Ended December 31,
	2006 vs. 2005
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans (1)	$1,593	$1,833	$296	$3,722
Securities and other deposits	178	116	16	310
Other interest-earning assets (2)	71	79	61	211
Total interest-earning assets	1,842	2,028	373	4,243

Interest-bearing liabilities:
Demand deposits	585	(7)	(5)	573
Savings	33	(7)	(5)	21
Certificates of deposit	894	1,009	337	2,240
Other borrowings	310	59	23	392
Total interest-bearing liabilities	1,822	1,054	350	3,226

Net interest income	$20	$974	$23	$1,017

(1)	Average loan balances include nonaccrual loans.
(2)	Includes federal funds sold.

Weighted Average Yield or Rate:

	For the Year Ended December 31,
	2007	2006	2005
Interest-earning assets:
Loans, net	8.13%	8.10%	6.97%
Investment securities	5.38	4.83	4.28
Other interest-earning assets	5.54	5.15	2.93
All interest-earning assets	7.60	7.44	6.38
Interest-bearing liabilities:
NOW deposits	1.31	1.09	0.53
Money market deposits	4.22	3.84	2.41
Savings	1.49	1.28	0.75
Certificates of deposit	5.20	4.75	3.56
Other borrowings	4.92	4.75	3.37
All interest-bearing liabilities	4.82	4.34	2.98
Interest-rate spread	2.78	3.10	3.40
Net interest margin	3.49	3.84	3.95

Change in Mix of Deposits and Other Borrowings (dollars in thousands):

	At December 31,
	2007		2006		2005
		Percent		Percent		Percent
	Average	to	Average	to	Average	to
	Balance	Total	Balance	Total	Balance	Total
Interest-earning assets:
Loans, net	$187,544	80.4%	$167,883	79.5%	$141,587	79.1%
Investment securities	41,696	17.9%	37,278	17.7%	34,202	19.1%
Other	4,099	1.7%	5,920	2.8%	3,212	1.8%

Total interest-earning assets	$233,339	100.0%	$211,081	100.0%	$179,001	100.0%

Interest-bearing deposits:
Demand deposits	$42,858	18.8%	$41,983	20.2%	$42,319	23.8%
Savings	3,751	1.7%	5,294	2.6%	6,231	3.5%
Certificates of deposit	129,313	56.7%	103,485	49.7%	75,144	42.3%

Total interest-bearing deposits	175,922	77.2%	150,762	72.5%	123,694	69.6%

Noninterest-bearing deposits	29,335	12.9%	33,177	15.9%	31,583	17.8%

Total deposits	205,257	90.1%	183,939	88.4%	155,277	87.4%

Other borrowings	22,888	9.9%	24,186	11.6%	22,450	12.6%

Total deposits and other borrowings	$228,145	100.0%	$208,125	100.0%	$177,727	100.0%

LOAN PORTFOLIO

Average loans receivable were $187,544,000 for the year 2007 as compared to $167,883,000 for 2006, an increase of 11.7%.  The year-to-year average increase in 2006 over 2005 was 18.6%.  Management believes the growth in loans was directly attributable to the growth in our branch network, community acceptance, and the reputations of our lending team despite a downturn in economic conditions in our market area during 2007.  The following provides an analysis of our loan distribution at the end of 2003 - 2007.  Loans that are secured by real estate include residential and nonresidential mortgages, and home equity loans to individuals.

Loan Portfolio (dollars in thousands):

	At December 31,
	2007	%	2006	%	2005	%	2004	%	2003	%
Real estate
Construction, land development,and other land	$53,197	25%	$51,598	29%	$37,905	25%	$27,246	21%	$17,295	17%
1-4 family residential	45,708	23%	38,018	22%	31,997	21%	19,283	15%	17,335	17%
Multifamily residential	1,784	1%	2,489	1%	3,051	2%	2,513	2%	2,003	2%
Commercial	86,785	42%	68,588	39%	62,612	41%	60,869	47%	51,554	52%
Total real estate	187,474	91%	160,693	91%	135,565	89%	109,911	85%	88,187	88%
Commercial	11,485	6%	11,214	6%	11,901	8%	13,817	11%	4,750	5%
Consumer and other loans	5,138	3%	5,828	3%	5,400	3%	6,147	4%	6,622	7%
Total loans	204,097	100%	177,735	100%	152,866	100%	129,875	100%	99,559	100%
Less:
Less, deferred fees	(37)		(27)		(63)		(74)		(77)
Less, allowance for loan losses	(2,169)		(1,599)		(1,552)		(1,296)		(1,220)

	$201,891		$176,109		$151,251		$128,505		$98,262

The following tables show the maturity data for loans receivable.

Contractual Loan Maturities at December 31, 2007 (dollars in thousands):

	1 Year	1 Through	After
	or Less	5 Years	5 Years	Total

Real estate
Construction, land development,and other land	$30,397	$13,985	$8,815	$53,197
1-4 family residential	10,593	9,512	25,603	45,708
Multifamily residential	-	-	1,784	1,784
Commercial	6,621	6,120	74,044	86,785
	47,611	29,617	110,246	187,474
Commercial	3,839	5,144	2,502	11,485
Consumer and other loans	1,132	3,202	804	5,138

Total loan portfolio	$52,582	$37,963	$113,552	$204,097

Loans with maturities over one year:
Fixed rate				$30,437
Variable rate				121,078

Total maturities greater than one year				$151,515

Loan Maturities or Next Repricing Date at December 31, 2007, excluding nonaccrual loan (dollars in thousands):

Three months or less	$78,018
Over three months through twelve months	25,775
Over one year through three years	48,076
Over three through five years	32,639
Over five years	13,330

$197,838

Loans Originated and Repaid (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005	2004	2003
Originations:
Real estate loans
Construction, land development, and other land	$19,007	$39,551	$33,561	$16,911	$10,696
1-4 family residential	13,262	15,744	12,518	8,689	7,499
Multifamily residential	-	-	-	2,304	224
Commercial	18,632	17,548	13,180	16,776	12,350
	50,901	72,843	59,259	44,680	30,769
Commercial	2,678	4,452	4,364	11,360	7,981
Consumer and other loans	2,047	2,807	2,263	3,390	2,172
Total	55,626	80,102	65,886	59,430	40,922
Principal reductions	(29,264)	(55,233)	(42,895)	(29,114)	(20,567)

Increase in total loans	$26,362	$24,869	$22,991	$30,316	$20,355

CLASSIFICATION OF ASSETS AND NONACCRUAL OR IMPAIRED LOANS

Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding.  Management’s policy is to discontinue the accrual of interest income and classify a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized, or when in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation.  Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance.  Consumer installment loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection.  Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain.

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

At December 31, 2007, 2006, and 2005, loans past due for 30 days or more (but less than 89 days) totaled $280,000, $197,000, and $193,000, respectively.  At December 31, 2007, one loan of $164,000 was past due more than 90 days, but was not considered to be impaired and interest was still being accrued on this loan.  At December 31, 2007, there was a total of $6,222,000 of impaired and nonaccrual loans.  $562,000 of such loans were either specifically reserved for in the allowance for loan losses or included a SBA-guaranteed portion of the loan.

Management maintains a list of monitored loans risk-rated substandard or lower (referred to as “classified loans”). At December 31, 2007, management had twenty-eight classified loans totaling approximately $8.0 million, as compared with fifteen classified loans totaling $4.5 million at December 31, 2006, and eighteen classified loans totaling $1.4 million at December 31, 2005.

ALLOWANCE FOR LOAN LOSSES

The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management.  These evaluations consider several factors including but not limited to, current economic conditions, loan portfolio composition, prior credit loss experience, trends in portfolio volume, and management’s estimation of future potential losses.  Management believes that the allowance for loan losses is adequate. The following is an analysis of the allowance for loan losses for 2003 - 2007.

Allowance for Loan Losses (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005	2004	2003
Balance, at beginning of period	$1,599	$1,552	$1,296	$1,220	$970
Provision for loan losses	629	194	334	362	319
Loans charged off
Real estate	-	-	(36)	-	-
Commercial	(49)	(169)	-	-	-
Consumer and other loans	(26)	(12)	(50)	(294)	(73)
	(75)	(181)	(86)	(294)	(73)
Recoveries
Real estate	-	-	1	-	-
Commercial	11	31	-	-	-
Consumer and other loans	5	3	7	8	4
	16	34	8	8	4
Net charge-offs	(59)	(147)	(78)	(286)	(69)

Balance, at end of period	$2,169	$1,599	$1,552	$1,296	$1,220

Net charge-offs to average loans	0.03%	0.09%	0.06%	0.25%	0.08%

The specific allocations of the allowance for loan losses are based on management’s evaluation of the risks inherent in the specific portfolios for the dates indicated.  Amounts in a particular category may be used to absorb losses if another category allocation proves to be inadequate.

Allocation of Allowance for Loan Losses (dollars in thousands):

	At December 31,
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real estate loans	$511	92%	$15	91%	$134	89%	$234	85%	$43	89%
Commercial loans	205	6	120	6	219	8	77	11	375	5
Consumer and other loans	12	2	23	3	37	3	39	4	15	6
Unallocated	1,441	-	1,441	-	1,162	-	946	-	787	-

	$2,169	100%	$1,599	100%	$1,552	100%	$1,296	100%	$1,220	100%

Highly leveraged transactions generally include loans and commitments made in connection with recapitalizations, acquisitions, and leveraged buyouts, and result in the borrower’s debt-to-total assets ratio exceeding 75%.  At December 31, 2007, 2006, 2005, 2004, and 2003, there were no loans qualified as highly leveraged transactions.  Loans restructured and in compliance with modified terms are commonly referred to as “troubled debt restructurings.”  At December 31, 2007, we had four loans classified as restructured loans totaling $782,000, which we had $271,000 in specific allocation in our allowance for loan losses.  At December 31, 2006, 2005, 2004, and 2003, we had no restructured loans.

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

Carrying Value of Investment Securities (dollars in thousands):

	At December 31,
	2007	2006	2005
Securities available-for-sale:
U. S. Government-sponsored agency	$3,019	$1,007	$-
Mortgage-backed securities	22,519	28,798	32,440
	25,538	29,805	32,440
Securities held-to-maturity:
Tax-exempt state, county, and municipal bonds	15,762	10,032	5,850

Balance, end of year	$41,300	$39,837	$38,290

Investment Securities at Amortized Cost (dollars in thousands):

	At December 31,
	2007	2006	2005
Securities available-for-sale:
U. S. Government-sponsored agency	$2,983	$1,000	$-
Mortgage-backed securities	22,691	29,259	33,056
	25,674	30,259	33,056
Securities held-to-maturity:
Tax-exempt state, county, and municipal bonds	15,762	10,032	5,850

Balance, end of year	$41,436	$40,291	$38,906

The following tables set forth the maturities (excluding principal paydowns on mortgage-backed securities) and the weighted average yields of securities by contractual maturities at December 31, 2007, 2006, and 2005.

Analysis of Investment Securities Available-for-Sale (dollars in thousands and average yield on a tax-equivalent basis):

	Due in one		Due in One		Due in Five		Due in Ten
	year or less		to Five Years		to Ten Years		Years or More		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2007:
U.S. Government-sponsored agency	$-	-%	$-	-%	$-	-%	$3,019	5.64%	$3,019	5.64%
Mortgage-backed securities	2,803	4.08%	2,356	3.85%	10,594	4.53%	6,766	4.90%	22,519	4.52%
	$2,803	4.08%	$2,356	3.85%	$10,594	4.53%	$9,785	4.90%	$25,538	4.56%
At December 31, 2006:
U.S. Government-sponsored agency	$-	-%	$-	-%	$-	-%	$1,007	6.00%	$1,007	6.00%
Mortgage-backed securities	293	5.26%	6,280	3.91%	12,125	4.61%	10,100	4.56%	28,798	4.45%
	$293	5.26%	$6,280	3.91%	$12,125	4.61%	$11,107	4.69%	$29,805	4.50%
At December 31, 2005:
Mortgage-backed securities	$-	-%	$8,191	3.25%	$11,152	4.61%	$13,097	4.04%	$32,440	4.04%

Analysis of Investment Securities Held-to-Maturity (dollars in thousands and average yield on a tax-equivalent basis):

	Due in one		Due in One		Due in Five		Due in Ten
	year or less		to Five Years		to Ten Years		Years or More		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2007:
Tax-exempt state, county, and municipal bonds	$-	-%	$-	-%	$1,057	4.77%	$14,705	3.97%	$15,762	4.02%

At December 31, 2006:
Tax-exempt state, county, and municipal bonds	$-	-%	$-	-%	$625	4.70%	$9,407	4.38%	$10,032	4.40%

At December 31, 2005:
Tax-exempt state, county, and municipal bonds	$-	-%	$-	-%	$626	4.73%	$5,224	4.72%	$5,850	4.72%

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

The FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area.  Under these regulations, “well-capitalized” depository institutions may accept, renew, or rollover deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments and rates), and “undercapitalized” depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of “well-capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law.  See “Description of Business/Supervision and Regulation.”  As of December 31, 2007, Oceanside met the definition of a “well-capitalized” depository institution.

Our primary source of funds is deposit accounts that include both interest- and noninterest-bearing demand, savings, and time deposits under $100,000 (referred to as “core deposits”).  At December 31, 2007, 2006, and 2005, these core deposits accounted for approximately 73%, 76%, and 84%, respectively, of all deposits.  At December 31, 2007, time deposits under $100,000 accounted for approximately 55% of these core deposits as compared with money market deposits at 23% and noninterest-bearing demand deposits at 17%.  This compares with 2006 levels of 44%, 28%, and 22%, respectively, and with 2005 levels of 40%, 27%, and 24%, respectively.  At December 31, 2007, 2006, and 2005, jumbo certificates of deposit (time deposits $100,000 and greater) represented approximately 27%, 24%, and 16%, respectively, of total deposits.  At December 31, 2007, 2006, and 2005, time deposits outstanding in an individual amount of $100,000 or more totaled $57,785,000, $46,103,000, and $27,234,000, respectively.

Interest-bearing demand accounts, consisting of NOW and money market accounts, averaged $42,858,000 for the year ended 2007, $41,983,000 for the year ended 2006, and $42,319,000 for the year ended 2005, or approximately 21%, 23%, and 27% of average total deposits in 2007, 2006, and 2005, respectively.

Distribution of Deposit Accounts by Type (dollars in thousands):

	At December 31,
	2007		2006		2005
		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits

Demand deposits	$27,278	12.5%	$32,006	16.6%	$33,682	20.0%
NOW deposits	4,440	2.1	3,970	2.1	6,264	3.7
Money market deposits	36,835	16.9	40,349	20.9	38,358	22.8
Savings deposits	2,800	1.3	5,347	2.8	6,059	3.6

Subtotal	71,353	32.8	81,672	42.4	84,363	50.1

Certificates of deposit:
1.00% - 1.99%	-	0.0	-	0.0	178	0.1
2.00% - 2.99%	-	0.0	90	0.1	11,561	6.9
3.00% - 3.99%	950	0.4	3,741	1.9	26,523	15.7
4.00% - 4.99%	40,953	18.8	40,915	21.2	34,282	20.3
5.00% - 5.99%	104,275	48.0	66,286	34.4	11,573	6.9
Less fees on brokered deposits	(40)	0.0	-	0.0	-	0.0

Total certificates of deposit (1)	146,138	67.2	111,032	57.6	84,117	49.9

Total deposits	$217,491	100.0%	$192,704	100.0%	$168,480	100.0%

(1)	Includes retirement accounts (in thousands) totaling $5,281, $3,954, and $2,535, in 2007, 2006, and 2005, respectively, all of which were in the form of certificates of deposit.

Average Deposits and Average Rates (dollars in thousands):

	At December 31,
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Demand, money market and NOW deposits	$72,193	2.33%	$75,160	1.93%	$73,902	1.19%
Savings deposits	3,751	1.49	5,294	1.28	6,231	0.75
Certificates of deposit	129,313	5.20	103,485	4.75	75,144	3.56

Total deposits	$205,257	4.12%	$183,939	3.50%	$155,277	2.32%

Time Deposits of $100,000 or more with remaining maturities of (dollars in thousands):

	December 31,
	2007	2006	2005

Due in three months or less	$20,720	$12,474	$7,929
Over three through twelve months	22,686	16,878	10,142
Over twelve months through three years	11,561	10,565	3,750
Over three years	2,818	6,186	5,413

	$57,785	$46,103	$27,234

Certificates of Deposits by Rate and Maturity Date (dollars in thousands):

	Year Ending December 31,
	2008	2009	2010	2011	2012+	Total
At December 31, 2007:
1.00% - 1.99	$-	$-	$-	$-	$-	$-
2.00% - 2.99	-	-	-	-	-	-
3.00% - 3.99	446	504	-	-	-	950
4.00% - 4.99	30,952	8,762	1,172	11	56	40,953
5.00% - 5.99	77,138	15,690	6,662	4,377	408	104,275
Less fees on brokered deposits	(23)	(17)	-	-	-	(40)
Total certificates of deposit	$108,513	$24,939	$7,834	$4,388	$464	$146,138

	Year Ending December 31,
	2007	2008	2009	2010	2011+	Total
At December 31, 2006:
1.00% - 1.99	$-	$-	$-	$-	$-	$-
2.00% - 2.99	58	32	-	-	-	90
3.00% - 3.99	2,707	523	505	6	-	3,741
4.00% - 4.99	30,814	7,365	1,752	968	16	40,915
5.00% - 5.99	33,802	14,545	7,721	4,502	5,716	66,286
Total certificates of deposit	$67,381	$22,465	$9,978	$5,476	$5,732	$111,032

	Year Ending December 31,
	2006	2007	2008	2009	2010+	Total
At December 31, 2005:
1.00% - 1.99	$178	$-	$-	$-	$-	$178
2.00% - 2.99	11,454	57	50	-	-	11,561
3.00% - 3.99	22,158	3,235	544	580	6	26,523
4.00% - 4.99	14,296	9,141	8,033	1,850	962	34,282
5.00% - 5.99	1,425	754	819	4,479	4,096	11,573
Total certificates of deposit	$49,511	$13,187	$9,446	$6,909	$5,064	$84,117

SHORT-TERM AND LONG-TERM DEBT

Other Borrowings (dollars in thousands):

	December 31,
	2007	2006	2005

Customer repurchase agreements	$13,816	$26,921	$23,745
Federal funds purchased	4,372	-	-
FHLB of Atlanta advances	2,300	2,300	2,300
Junior subordinated debentures	3,093	3,093	3,093

	$23,581	$32,314	$29,138

Customer Repurchase Agreements.  Oceanside has sold securities under an agreement to repurchase with a par value of $16,174,000 and a fair value of $15,963,000, which effectively collateralizes overnight borrowings totaling $13,816,000.

FHLB of Atlanta Advances.  Oceanside has obtained an advance from FHLB of $2,300,000 collateralized by Oceanside’s FHLB capital stock in the amount of $542,000 and a blanket lien on eligible wholly-owned residential (1-4 units) first mortgage loans totaling approximately $6.3 million.  This advance matures on November 17, 2010.

Junior Subordinated Debentures.  On September 15, 2005, Atlantic issued $3,093,000 of fixed-rate junior subordinated debentures (the “debt securities”) to Atlantic BancGroup Statutory Trust I, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of Atlantic and are due and payable in thirty years.

Other Short-term Borrowings.  Oceanside purchases federal funds for liquidity needs during the year.  At December 31, 2007, 2006, and 2005, federal fund purchases were $4,372,000, $-0-, and $-0-, respectively.

Selected Data for Other Borrowings (dollars in thousands):

	2007	2006	2005
Interest rate at end of period
Customer repurchase agreements (federal funds rate less 25 basis points)	4.000%	5.250%	4.000%
FHLB of Atlanta advances (fixed rate)	4.450%	4.450%	4.450%
Junior subordinated debentures (fixed rate for five years)	5.886%	5.886%	5.886%
Other short-term borrowings (federal funds purchased)	4.600%	0.000%	0.000%

Average balances during the period
Customer repurchase agreements	$15,054	$18,098	$18,254
FHLB of Atlanta advances	$2,300	$2,300	$2,300
Junior subordinated debentures	$3,093	$3,093	$907
Other short-term borrowings (federal funds purchased)	$2,441	$695	$863

Weighted average interest rate
Customer repurchase agreements	4.81%	4.59%	2.96%
FHLB of Atlanta advances	4.45%	4.52%	5.91%
Junior subordinated debentures	5.89%	5.89%	5.89%
Other short-term borrowings (federal funds purchased)	4.64%	3.96%	3.24%

Short-term borrowings (customer repurchase agreements and federal funds purchased)
Balance at end of period	$18,188	$26,921	$23,745
Weighted average interest rate at end of period	4.00%	5.25%	4.00%
Maximum amount outstanding at month end during the period	$26,184	$29,310	$30,770
Average amount outstanding during the period	$17,495	$18,793	$19,117
Weighted average interest rate during the period	4.78%	4.58%	2.98%

Interest Expense for Other Borrowings (dollars in thousands):

	December 31,
	2007	2006	2005
Customer repurchase agreements	$724	$830	$541
FHLB of Atlanta advances	104	104	136
Junior subordinated debentures	185	184	52
Other short-term borrowings (federal funds purchased)	113	31	28

	$1,126	$1,149	$757

LIQUIDITY

Our principal source of funds comes from Oceanside’s operations, including net increases in deposits, principal and interest payments on loans, and proceeds from sales and maturities of investment securities.  We use our capital resources principally to fund existing and continuing loan commitments, purchase investment securities, and meet other contractual obligations.

Liquidity management involves meeting the funds flow requirements of customers who may either be depositors wanting to withdraw funds, or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Liquid assets consist of vault cash, securities, and principal paydowns of other interest-earning assets.  Our principal sources of asset liquidity are federal funds sold and the securities portfolio, including principal paydowns from mortgage-backed securities.  In 2007, 2006, and 2005, principal paydowns from mortgage-backed securities totaled $6,601,000, $7,389,000, and $6,872,000, respectively.

Other sources of funds are principal paydowns and maturities in the loan portfolio.  The contractual loan maturity table herein illustrates the maturities of loans receivable at December 31, 2007.

We also have sources of liability liquidity that include core deposits as previously discussed and access to borrowed funds including overnight federal funds, lines of credit, and customer repurchase agreements.  As mentioned elsewhere, increased competition for all funding sources has reduced our liquidity.

At December 31, 2007, 2006, and 2005, our liquidity ratio of liquid assets to transaction deposit accounts was 6.8%, 23.6%, and 19.1%, respectively.  While we experienced a decline in the liquidity at December 31, 2007, with no federal funds sold as compared with $11.1 million at December 31, 2006, management believes that our liquidity is sufficient to meet our anticipated needs.  We also have the ability to supplement our liquidity by pursuing additional brokered deposits as have other community banks.  At December 31, 2007, brokered deposits totaled $17,926,000, which represented 8.2% of total deposits.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Contractual Commitments (dollars in thousands)

	December 31,
	2007	2006	2004
Commitments to originate loans
Residential real estate	$8,796	$10,550	$9,524
Commercial real estate, construction, and land development secured by real estate	12,099	15,691	13,649
Other unused commitments	7,462	5,221	4,861
Total commitments to originate loans	28,357	31,462	28,034
Financial standby letters of credit	2,084	1,712	1,714

Total contractual commitments	$30,441	$33,174	$29,748

Contractual Obligations (dollars in thousands)

	1 Year	Years 2	Years 4	After
	or Less	and 3	and 5	5 Years	Total

Deposits without a stated maturity	$71,353	$-	$-	$-	$71,353
Certificates of deposit and other time deposits	108,513	32,773	4,852	-	146,138
Short-term borrowings	18,188	-	-	-	18,188
Federal Home Loan Bank advances	-	2,300	-	-	2,300
Junior subordinated debentures	-	-	-	3,093	3,093
Operating leases	312	657	252	1,044	2,265

Total contractual obligations	$198,366	$35,730	$5,104	$4,137	$243,337

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

We are also subject to leverage capital requirements.  This requirement compares capital (using the definition of Tier 1 capital) to balance sheet assets and is intended to supplement the risk-based capital ratio in measuring capital adequacy.  The guidelines set a minimum leverage ratio of 3% for depository institutions that are highly rated in terms of safety and soundness, and which are not experiencing or anticipating any significant growth.  Other depository institutions are expected to maintain capital levels of at least 1% or 2% above the minimum.  Our actual capital amounts, capital ratios, and leverage ratios at December 31, 2007, 2006, and 2005 (Bank Only), are reflected in the table below.

Capital Ratios (dollars in thousands):

	Bank Only
	At December 31,
	2007	2006	2005
Tier 1 capital
Stockholder’s equity	$21,831	$20,278	$18,068
Plus, qualifying trust preferred securities	-	-	-
Plus, unrealized gains on AFS securities	84	283	384
Less, intangible assets	-	-	-
	21,915	20,561	18,452
Tier 2 capital
Allowable portion of allowance for loan losses and off-balance sheet committments	2,200	1,599	1,552

Total risk-based capital	$24,115	$22,160	$20,004

Total risk-weighted assets	$234,940	$202,463	$173,688

Tier 1 risk-based capital ratio	9.33%	10.16%	10.62%

Total risk-based capital ratio	10.26%	10.95%	11.52%

Average total assets for leverage capital purposes	$257,067	$234,906	$206,620

Tier 1 leverage ratio	8.53%	8.75%	8.93%

Trust Preferred Securities.  On September 15, 2005, Atlantic entered into a transaction commonly referred to as trust preferred securities.  Subject to percentage limitations, the proceeds from the issuance of trust preferred securities are considered Tier 1 capital for regulatory purposes, which totaled $3.0 million (net of Atlantic’s investment in the unconsolidated subsidiary).  However, as a result of the issuance of FIN 46 and FIN 46R, the trust subsidiary is not consolidated in these financial statements, and therefore the proceeds received by Atlantic from the trust subsidiary is reported as junior subordinated debentures.  In 2005, the Federal Reserve Board ruled that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by Atlantic, may continue to constitute up to 25% of a bank holding company's Tier 1 capital, subject to certain new limitations, which will not become effective until March 31, 2009, and which, in any event, are not expected to affect the treatment of Atlantic's junior subordinated debentures as Tier 1 capital for regulatory purposes.

During 2005 and 2004, the Holding Company used a portion of the proceeds from the trust preferred securities and warrants exercised to provide additional capital to Oceanside totaling $2.8 million and $1.8 million, respectively, which has been eliminated in consolidation.

Capital Analysis:

	For the Year Ended December 31,
	2007	2006	2005
Average equity as a percentage of average assets	7.30%	7.11%	7.55%
Equity to total assets at end of year	7.21	7.08	7.12
Return on average equity	7.77	11.96	10.13
Return on average assets	0.57	0.85	0.76
Noninterest expenses to average assets	2.59	2.65	2.73

Stockholders’ equity is adjusted for the effect of unrealized appreciation or depreciation, net of tax, on securities classified as available-for-sale.  As of December 31, 2007, stockholders’ equity increased $1,605,000 from December 31, 2006, as a result of the net income of $1,406,000, and a decrease of $199,000 in unrealized holding losses on available-for-sale securities.  As of December 31, 2006, stockholders’ equity increased $2,019,000 from December 31, 2005, as a result of the net income of $1,918,000, and a decrease of $101,000 in unrealized holding losses on available-for-sale securities.  The return on average equity for the years ended December 31, 2007, 2006, and 2005, totaled 7.77%, 11.96%, and 10.13%, respectively.  The decrease in return on average equity in 2007 is the result of lower earnings due to higher cost of funds resulting from increased competition for deposits and increasing our allowance for loan losses to reflect higher nonperforming loans and lower collateral values particularly in the real estate market we operate in.  The increase in return on average equity for 2006 versus 2005 is attributable primarily to the increase in net income in 2006.

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

	2007	2006	2005
Loans	$6.2	$2.0	$2.3
Unfunded loan commitments	$1.9	$1.6	$1.3
Deposits and customer repurchase agreements	$24.2	$37.6	$36.7

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

Interest Rate Sensitivity at December 31, 2007 (dollars in thousands):

	Under	3 to 12		Over
	3 Months	Months	1 - 5 Years	5 Years	Total

Interest-bearing deposits in other banks	$13	$-	$-	$-	$13
Loans(1)	78,018	25,775	80,715	13,330	197,838
Securities(2)	99	2,765	6,769	31,667	41,300

Total rate-sensitive assets	$78,130	$28,540	$87,484	$44,997	$239,151

Money market and NOW accounts(2)	$36,835	$-	$-	$4,440	$41,275
Savings accounts (2)	-	-	-	2,800	2,800
Certificates of deposit (2)	43,421	65,092	37,625	-	146,138
Federal funds purchased	4,372	-	-	-	4,372

Total rate-sensitive liabilities	$84,628	$65,092	$37,625	$7,240	$194,585

Gap (repricing differences)	$(6,498)	$(36,552)	$49,859	$37,757	$44,566

Cumulative Gap	$(6,498)	$(43,050)	$6,809	$44,566

Cumulative Gap/total assets	-2.49%	-16.47%	2.60%	17.05%

Total assets					$261,406

(1)
In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature.  Fixed-rate loans were scheduled according to their contractual maturities.  Nonaccrual loans of $6,222 (dollars in thousands) were excluded.

(2)
Excludes noninterest-bearing deposit accounts.  Money market deposits were regarded as maturing immediately, and other core deposits were assumed to mature in the “Over 5 Years” category.  All other time deposits were scheduled through the maturity or repricing dates.  Investments were scheduled through their contractual, repricing, or expected principal payment dates.  Certain mortgage-backed investments with varying maturities of three years or less were included in the “1-5 Years” category.

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

The following table illustrates the results of the latest simulation analysis used by Oceanside to determine the extent to which market risk would affect net interest margin for the next twelve and twenty-four months if prevailing interest rates increased or decreased the specified amounts from current prevailing rates.  As noted above, this model uses estimates and assumptions in both balance sheet growth and asset and liability account rate reactions to changes in prevailing interest rates.  Because of the inherent use of these estimates and assumptions in the simulation model used to derive this market risk information, the actual results of the future impact of market risk on Oceanside’s net interest margin may differ from that found in the table.

Change in Prevailing Interest Rates	2007	2008

+ 200 basis points	(0.02%)	(0.01%)
Prevailing rates	-	-
- 200 basis points	(0.01%)	(0.04%)

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

Certified Public Accountants, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Atlantic BancGroup, Inc.
and Subsidiary
Jacksonville Beach, Florida

We have audited the consolidated balance sheets of Atlantic BancGroup, Inc. and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic BancGroup, Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ MAULDIN & JENKINS, LLC

Albany, Georgia
March 14, 2008

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Cash and due from banks	$4,656	$6,566
Federal funds sold	-	11,133
Total cash and cash equivalents	4,656	17,699

Investment securities, available-for-sale	25,538	29,805
Investment securities, held-to-maturity (market value of $15,522 in 2007 and $10,138 in 2006)	15,762	10,032
Restricted stock	746	735
Loans, net	201,891	176,109
Bank premises and equipment	3,784	3,960
Accrued interest receivable	1,538	1,223
Deferred income taxes	996	860
Investment in unconsolidated subsidiary	93	93
Cash surrender value of bank-owned life insurance	4,680	2,543
Other assets	1,722	438

Total assets	$261,406	$243,497

LIABILITIES
Deposits:
Noninterest-bearing	$27,278	$32,006
Interest-bearing	190,213	160,698
Total deposits	217,491	192,704

Other borrowings:
Short-term borrowings, customer repurchase agreements	18,188	26,921
Long-term debt	5,393	5,393
Total other borrowings	23,581	32,314
Accrued interest payable	384	279
Other liabilities	1,094	949
Total liabilities	242,550	226,246

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY

Preferred stock, authorized 2,000,000 shares, none issued and outstanding	-	-
Common stock, $0.01 par value, authorized 10,000,000 shares, issued and outstanding 1,247,516 shares in 2007 and 2006	12	12
Additional paid-in capital	11,788	11,788
Retained earnings	7,140	5,734
Accumulated other comprehensive loss:
Net unrealized holding losses on securities	(84)	(283)
Total stockholders’ equity	18,856	17,251

Total liabilities and stockholders’ equity	$261,406	$243,497

Book value per common share	$15.11	$13.83

Common shares outstanding	1,247,516	1,247,516

See accompanying notes to consolidated financial statements.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year ended December 31,
	2007	2006
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME
Interest and fees on loans	$15,255	$13,592
Taxable interest income on investment securities and interest bearing deposits in banks	1,290	1,278
Tax-exempt interest income on investment securities	596	327
Interest on federal funds sold	227	305
Total interest income	17,368	15,502

INTEREST EXPENSE
Interest on deposits	8,465	6,435
Short-term borrowings	837	861
Long-term borrowings	289	288
Total interest expense	9,591	7,584

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,777	7,918

PROVISION FOR LOAN LOSSES	629	194

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,148	7,724

NONINTEREST INCOME
Fees and service charges on deposit accounts	635	599
Other fee income for banking services	200	199
Mortgage banking fees	69	119
Income from bank-owned life insurance	152	106
Dividends on restricted stock	34	29
Dividends on trust-preferred securities	5	5
Other income	24	21
Total noninterest income	1,119	1,078

NONINTEREST EXPENSES
Salaries and employee benefits	3,063	2,962
Expenses of bank premises and fixed assets	1,096	1,150
Other operating expenses	2,254	1,869
Total noninterest expenses	6,413	5,981

INCOME BEFORE PROVISION FOR INCOME TAXES	1,854	2,821

PROVISION FOR INCOME TAXES	448	903

NET INCOME	1,406	1,918

OTHER COMPREHENSIVE INCOME
Unrealized holding gains on securities arising during period, net of income tax expense of $119 in 2007 and $60 in 2006	199	101

COMPREHENSIVE INCOME	$1,605	$2,019

AVERAGE COMMON SHARES OUTSTANDING
Basic and fully diluted	1,247,516	1,247,516

EARNINGS PER SHARE
Basic and fully diluted	$1.13	$1.54

See accompanying notes to consolidated financial statements.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-in	Retained	Income	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
	(Dollars in Thousands)

Balance, December 31, 2005	1,247,516	$12	$11,788	$3,816	$(384)	$15,232

Comprehensive income:
Net income	-	-	-	1,918
Change in net unrealized holding gains on securities	-	-	-	-	101

Total comprehensive income	-	-	-	-	-	2,019

Balance, December 31, 2006	1,247,516	12	11,788	5,734	(283)	17,251

Comprehensive income:
Net income	-	-	-	1,406
Change in net unrealized holding gains on securities	-	-	-	-	199

Total comprehensive income	-	-	-	-	-	1,605

Balance, December 31, 2007	1,247,516	$12	$11,788	$7,140	$(84)	$18,856

See accompanying notes to consolidated financial statements.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,406	$1,918
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses and off-balance sheet commitments	660	194
Depreciation and amortization	321	339
Net premium amortization and discount accretion	(28)	36
Deferred income taxes	(257)	(70)
Policy income from bank-owned life insurance	(137)	(90)
Pension expense from indexed retirement plan	181	133
Increase in accrued interest receivable and other assets	(1,597)	(535)
Increase in accrued interest payable and other liabilities	38	65
Net cash provided by operating activities	587	1,990

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:
Purchases	(1,982)	(4,628)
Principal repayments on mortgage-backed investment securities	6,601	7,389
Securities held-to-maturity
Purchases	(5,736)	(5,016)
Calls	-	833
Purchases of restricted stock	(11)	(59)
Increase in loans	(26,411)	(25,052)
Purchase of bank-owned life insurance for indexed retirement plan	(2,000)	-
Purchases of bank premises and equipment	(145)	(145)
Net cash used in investing activities	(29,684)	(26,678)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits:
Noninterest-bearing	(4,728)	(1,676)
Interest-bearing	29,515	25,900
Proceeds from other borrowings, net of repayments	(8,733)	3,176
Net cash provided by financing activities	16,054	27,400

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,043)	2,712

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,699	14,987

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,656	$17,699

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash received during the year for interest and dividends	$17,053	$15,120
Cash paid during the year for interest	$9,486	$7,473
Cash paid during the year for income taxes	$1,139	$998

NONCASH TRANSACTIONS
Increase in cash surrender value of bank-owned life insurance	$152	$106
Increase in deferred compensation arrangements	$181	$133
Net change in unrealized holding gains on securities available-for-sale, net of income taxes	$199	$101

See accompanying notes to consolidated financial statements.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Cash and Cash Equivalents - For purposes of the statements of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold, all of which mature within ninety days.  At December 31, 2007 and 2006, cash and due from banks includes $13,000 and $8,000, respectively, of interest-bearing deposits in the Federal Home Loan Bank.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Oceanside is required by law or regulation to maintain cash reserves with the Federal Reserve Bank.  The minimum reserve balances were approximately $661,000 and $619,000 at December 31, 2007 and 2006, respectively.

Investment Securities - Debt securities are classified as held-to-maturity when Atlantic has the positive intent and ability to hold the securities to maturity.  Securities held-to-maturity are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.

Debt securities not classified as held-to-maturity are classified as available-for-sale.  Securities available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income.  Realized gains (losses) on securities available-for-sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income.  Gains and losses on sales of securities are determined by the specific-identification method.

Equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in noninterest income.  During 2007 and 2006, Atlantic did not engage in trading securities.

Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  As of December 31, 2007, no securities were determined to have other than a temporary decline in fair value below cost.

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

Restricted Stock - At December 31, 2007 and 2006, Oceanside owned Federal Home Loan Bank stock, carried at cost, totaling $542,000 and $531,000, respectively.  The stock is considered restricted, and the amount is required to be maintained based on a percentage of Oceanside’s total assets.  Oceanside also maintained stock, carried at cost, as a condition of its correspondent banking relationship with two banks totaling $204,000 at both December 31, 2007 and 2006.

Loans Held-for-Sale - Residential loans held-for-sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements.  Gains and losses resulting from sales of residential mortgage loans are recognized when Atlantic funds the loan and has a commitment from the purchaser.  Atlantic had no significant loans held-for-sale as of December 31, 2007 or 2006.  Loans originated for sale in 2007 and 2006 totaled $7.6 million and $11.0 million, respectively.  The income from mortgage banking operations totaled $69,000 and $119,000 for 2007 and 2006, respectively.

Oceanside originates loans with a guaranty from the Small Business Administration (“SBA”).  Oceanside does not classify SBA loans (or the SBA-guaranteed portion) as held-for-sale, as the intent is to generally hold SBA loans to maturity in Oceanside’s held-for-investment portfolio.  There were no sales of SBA loans in 2007 or 2006.  Typically, if an SBA loan is sold, no loan servicing is retained by Oceanside.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

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

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

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

Foreclosed Assets - Assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the foreclosed asset is carried at the lower of carrying amount or fair value less cost to sell.  Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the foreclosed assets at the time of the transfer.  Revenue and expenses from operations and changes in the valuation allowance are included in gains or losses on foreclosed assets.  At December 31, 2007 and 2006, foreclosed assets including repossessed vehicles and other assets totaled $9,000 and $13,000, respectively.

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

Employee Benefits - Costs associated with the savings incentive plan (see Note 8) are charged to salaries and employee benefits expense when accrued.  The accounting for income and costs associated with the Indexed Retirement Plans is more fully described at Note 8.

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

Computation of Per Share Earnings - Basic earnings per share (“EPS”) amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the years ended December 31, 2007 and 2006.  Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period.  Atlantic has no dilutive potential shares outstanding for 2007 or 2006.  The following information was used in the computation of EPS on both a basic and diluted basis for the years ended December 31, 2007 and 2006 (dollars in thousands except per share data):

	For the Year Ended December 31,
	2007	2006
Basic EPS computation:
Numerator - Net income	$1,406	$1,918
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic EPS	$1.13	$1.54

Diluted EPS computation:
Numerator - Net income	$1,406	$1,918
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Diluted EPS	$1.13	$1.54

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Advertising and Business Development - Atlantic expenses advertising and business development costs as incurred. Advertising and business development costs for 2007 and 2006 as included in other operating expenses were $125,000 and $97,000, respectively.

Reclassification of Accounts - Certain items in the financial statements for 2006 have been reclassified to conform to the classifications used for the current year.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transitions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Atlantic adopted FIN 48 beginning January 1, 2007.  The adoption of FIN 48 did not have a material impact on Atlantic’s financial position, results of operations, or liquidity.

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

In March 2007, the EITF reached a final consensus on Issue 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”).  EITF 06-10 stipulates that a liability should be recognized for a postretirement benefit obligation associated with a collateral assignment arrangement if, on the basis of the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit.  The employer also must recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement.  The consensus is effective for fiscal years beginning after December 15, 2007.  Entities will have the option of applying the provisions of EITF 06-10 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods.  EITF 06-10 is not expected to have a material impact on Atlantic’s financial position, results of operations, or liquidity.  As of January 1, 2008, Atlantic recorded $80,979 (net of income taxes) as an adjustment to beginning retained earnings as permitted by EITF 06-10, which decreased stockholders’ equity from December 31, 2007, by less than 0.5%.  Any additional adjustments related to implementation of EITF 06-10 are expected to be immaterial.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157.  Atlantic has not completed its evaluation of this statement; however, Atlantic does not currently intend to choose to measure any other financial instruments at fair value.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Atlantic’s consolidated financial statements.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities at December 31, 2007 and 2006, follow (dollars in thousands):

	December 31, 2007				December 31, 2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale
U.S. Government-sponsored agency	$2,983	$36	$-	$3,019	$1,000	$7	$-	$1,007
Mortgage-backed securities	22,691	46	(218)	22,519	29,259	24	(485)	28,798
	25,674	82	(218)	25,538	30,259	31	(485)	29,805
Held-to-maturity
State, county and municipal bonds	15,762	131	(371)	15,522	10,032	144	(38)	10,138
Total investment securities	$41,436	$213	$(589)	$41,060	$40,291	$175	$(523)	$39,943

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 - INVESTMENT SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
December 31, 2007:
Available-for-Sale
Mortgage-backed securities	$(28)	$6,063	$(190)	$12,746	$(218)	$18,809
Held-to-Maturity
State, county, and municipal bonds	$(313)	$8,987	$(58)	$2,758	$(371)	$11,745

December 31, 2006:
Available-for-Sale
Mortgage-backed securities	$-	$131	$(485)	$24,563	$(485)	$24,694
Held-to-Maturity
State, county, and municipal bonds	$(38)	$4,740	$-	$-	$(38)	$4,740

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

The unrealized losses on investment securities available-for-sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Atlantic has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.  Temporary decreases in fair value of securities available-for-sale at December 31, 2007, of $84,000 (net of deferred income taxes of $52,000) are regarded as an adjustment to stockholders' equity.  The estimated fair value of securities is determined on the basis of market quotations.

At December 31, 2007, securities with an amortized cost of $868,000 and fair value of $911,000 were pledged to secure deposits of public funds from the state of Florida and treasury tax and loan deposits with the Federal Reserve.

At December 31, 2007, securities, with a fair value of $16.0 million, were sold under an agreement to repurchase which effectively collateralizes overnight customer repurchase agreements totaling $13.8 million (see Note 6).  There were no securities of a single issuer (which were non-governmental or non-government sponsored) that exceeded 10% of stockholders’ equity at December 31, 2007.

The cost and estimated fair value of debt and equity securities at December 31, 2007, by contractual maturities, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$2,816	$2,803	$-	$-
Due after one through five years	2,408	2,356	-	-
Due after five through ten years	10,657	10,594	1,057	1,091
Due after ten years	9,793	9,785	14,705	14,431
	$25,674	$25,538	$15,762	$15,522

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 3 - LOANS

The loan portfolio at December 31, 2007 and 2006, is composed of the following (dollars in thousands):

	2007	2006
Real estate loans
Construction, land development, and other land	$53,197	$51,598
1-4 family residential	45,708	38,018
Multifamily residential	1,784	2,489
Commercial	86,785	68,588
Total real estate loans	187,474	160,693
Commercial loans	11,485	11,214
Consumer and other loans	5,138	5,828
Total loan portfolio	204,097	177,735
Less, deferred fees and other	(37)	(27)
Less, allowance for loan losses	(2,169)	(1,599)
Loans, net	$201,891	$176,109

At December 31, 2007 and 2006, fixed-rate loans (excluding nonaccrual loans) with maturities (or repricing) over one year totaled approximately $29.3 million and $23.2 million, respectively.

The following is a summary of the transactions in the allowance for loan losses (dollars in thousands):

	2007	2006

Balance, beginning of period	$1,599	$1,552
Provisions charged to operating expenses	629	194
Loans charged-off	(75)	(181)
Recoveries	16	34
Balance, end of period	$2,169	$1,599

Nonaccrual (and impaired) loans at December 31, 2007 and 2006, were as follows (dollars in thousands):

	2007	2006
Real estate loans
Construction, land development, and other land	$4,008	$-
1-4 family residential	1,919	-
Multifamily residential	-	-
Commercial	-	-
Total real estate loans	5,927	-
Commercial loans	295	-
Consumer and other loans	-	-
Total nonaccrual loans	$6,222	$-

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 3 - LOANS (Continued)

At December 31, 2007 and 2006, impaired loans, all collateral dependent, were as follows (dollars in thousands):

	2007	2006

Average balance during year	$5,853	$79

Total impaired loans (excluding SBA-guaranteed portion of loan)	$6,222	$53
Total related allowance for loan losses (or SBA-guaranteed portion of loan)	(562)	(53)
Amount of impaired loans without a specific allowance for loan losses	$5,660	$-

During 2007, interest collected on nonaccrual loans totaled $231,000 and interest earned but not recorded on nonaccrual loans in 2007 was $216,000.  Interest income collected and earned but not recorded in 2006 was not material.

Loans past due 90 or more days and still accruing interest totaled $164,000 at December 31, 2007, and none at December 31, 2006.

NOTE 4 - FACILITIES

Facilities.  A summary follows (dollars in thousands):

		Accumulated		Estimated
		Depreciation and	Net Book	Useful
	Cost	Amortization	Value	Lives
December 31, 2007:
Land and land improvements	$750	$-	$750
Bank building and improvements	3,438	757	2,681	5 - 40 years
Furniture, fixtures, and equipment	2,171	1,818	353	3 - 10 years
	$6,359	$2,575	$3,784

December 31, 2006:
Land and land improvements	$750	$-	$750
Bank building and improvements	3,417	637	2,780	5 - 40 years
Furniture, fixtures, and equipment	2,047	1,617	430	3 - 10 years
	$6,214	$2,254	$3,960

Depreciation and amortization of facilities totaled $321,000 and $339,000 in 2007 and 2006, respectively.

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

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 4 - FACILITIES (Continued)

Total rent expense for 2007 and 2006 was $385,000 and $428,000, respectively.  The future annual rental payments for the branch leases are due as follows (dollars in thousands):

Years Ending
December 31,	Amount

2008	$312
2009	325
2010	332
2011	168
2012	84
Thereafter	1,044
$2,265

NOTE 5 - TIME DEPOSITS

Time deposits at December 31, 2007 and 2006, totaled $146,138,000 and $111,032,000, respectively.  The scheduled maturities of time deposits were as follows (dollars in thousands):

	December 31, 2007		December 31, 2006
	Time, $100,000	Other Time	Time, $100,000	Other Time
	And Over	Deposits	And Over	Deposits

Three months or less	$20,720	$22,707	$12,474	$15,273
Over three through twelve months	22,686	42,398	16,878	22,756
Over twelve months through three years	11,561	21,212	10,565	21,878
Over three years	2,818	2,036	6,186	5,022
	$57,785	$88,353	$46,103	$64,929

Time deposits of less than $100,000 with a remaining maturity of one year or less totaled $65,105,000 at December 31, 2007.  Time deposits of $100,000 or more with a remaining maturity of one year or less totaled $43,406,000 at December 31, 2007.

Interest expense on certificates of deposit of $100,000 or more totaled $2,858,000 and $1,764,000 for 2007 and 2006, respectively.  Interest expense on other time deposits totaled $3,878,000 and $3,167,000 for 2007 and 2006, respectively.  Early withdrawal penalties on certificates of deposit totaled $10,000 and $16,000 for 2007 and 2006, respectively, and have been netted against interest expense.

At December 31, 2007, Oceanside had $17,926,000 of brokered deposits which are reflected in other time deposits.  Interest expense on brokered deposits totaled $203,000 for 2007.  Oceanside did not accept brokered deposits during 2006.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 6 - OTHER BORROWINGS

Short-Term Debt, Customer Repurchase Agreements.  Atlantic has sold securities under an agreement to repurchase with a par value of $16,174,000 and a fair value of $15,963,000, which effectively collateralizes overnight borrowings totaling $13,816,000.  The interest rate is based on the then current federal fund rate less 0.25%.  The interest rate on this overnight borrowing was 4.00% at December 31, 2007.  The average balance of customer repurchase agreements for 2007 and 2006 were $15,054,000 and $18,098,000, respectively, at a weighted average interest rate of 4.81% and 4.49%, respectively.  Interest of $724,000 and $830,000 was recorded in 2007 and 2006, respectively.

Other Short-term Borrowings.  Atlantic purchases federal funds for liquidity needs during the year.  At December 31, 2007 and 2006, federal funds purchased were $4,372,000 and $-0-, respectively.  The average federal funds purchased during 2007 and 2006, were $2,441,000 and $695,000, respectively, at a weighted average interest rate of 4.64% and 3.96%, respectively.  Interest of $113,000 and $31,000 was recorded in 2007 and 2006, respectively.

Long-Term Debt.  A summary of long-term debt follows (dollars in thousands):

	December 31,
	2007	2006

FHLB of Atlanta advances	$2,300	$2,300
Junior subordinated debentures	3,093	3,093
	$5,393	$5,393

FHLB of Atlanta Advances.  Atlantic has obtained an advance from FHLB of $2,300,000 collateralized by Atlantic’s FHLB capital stock in the amount of $542,000 and a blanket lien on eligible wholly-owned residential (1-4 units) first mortgage loans totaling approximately $6.3 million.  This advance matures on November 17, 2010, and has a fixed interest rate at 4.45%.  Atlantic has also pledged approximately $5.7 million of qualifying collateral comprised of equity lines of credit and second mortgages for future FHLB advances.  Interest of $104,000 was recorded in both 2007 and 2006.

Junior Subordinated Debentures.  On September 15, 2005, Atlantic participated in a pooled offering of trust preferred securities.  Atlantic formed Atlantic BancGroup Statutory Trust I (the "Trust"), a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities.  The Trust used the proceeds from the issuance of $3,000,000 in trust preferred securities to acquire fixed/floating rate junior subordinated deferrable interest debentures of Atlantic in the amount of $3,093,000.  The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate of 5.886% equal to the interest rate on the debt securities, both payable quarterly for five years.  Beginning September 15, 2010, the quarterly rates vary based on the three month LIBOR plus 150 basis points.  The debt securities and the trust preferred securities each have 30-year lives.  The trust preferred securities and the debt securities are callable by Atlantic or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required.  Atlantic has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder, if any, as Tier 2 capital for federal regulatory purposes.  There are no required principal payments on the junior subordinated debentures over the next five years.  Interest expense on the junior subordinated debentures totaled $185,000 and $184,000 in 2007 and 2006, respectively.

Under new accounting guidance, FASB Interpretation Nos. 46 and 46R, the Trust is not consolidated with Atlantic.  Accordingly, Atlantic does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the junior subordinated debentures issued by Atlantic and held by the Trust.

At December 31, 2007 and 2006, Atlantic’s investment in the statutory trust of $93,000 has been included in Other Assets in the Consolidated Balance Sheets as an investment in an unconsolidated subsidiary.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 7 - INCOME TAXES

The provision for income taxes on income is summarized as follows (dollars in thousands):

	Year Ended December 31,
	2007	2006
Current:
Federal	$635	$831
State	108	142
	743	973
Deferred:
Federal	(252)	(60)
State	(43)	(10)
	(295)	(70)
Total income tax provision	$448	$903

A reconciliation of the income tax provision computed at the federal statutory rate of 34% and the income tax provision shown on the statement of income, follows (dollars in thousands):

	2007		2006
		% of		% of
	Amount	Pretax	Amount	Pretax

Tax computed at statutory rate	$631	34.0%	$959	34.0%
Increase (decrease) resulting from:
Nontaxable interest income, net	(185)	(9.9)	(118)	(4.2)
Other	2	0.1	62	2.2
Income tax provision	$448	24.2%	$903	32.0%

The components of the net deferred income tax assets are as follows (dollars in thousands):

	December 31,
	2007	2006
Deferred tax asset:
Federal	$1,030	$887
State	176	152
	1,206	1,039
Deferred tax liability:
Federal	(179)	(153)
State	(31)	(26)
	(210)	(179)
Net deferred tax asset	$996	$860

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 7 - INCOME TAXES (Continued)

The tax effects of each type of significant item that gave rise to deferred taxes are (dollars in thousands):

	December 31,
	2007	2006

Allowance for loan losses	$761	$545
Indexed retirement plans	359	292
Net unrealized holding losses on securities	51	171
Depreciation	(210)	(179)
Other, net	35	31
Net deferred tax asset	$996	$860

Income tax expense of $119,000 and $60,000 for 2007 and 2006, respectively, have been netted in the caption “Unrealized holding gains (losses) on securities arising during period” found in the Consolidated Statements of Income and Comprehensive Income.

NOTE 8 - EMPLOYEE BENEFITS AND INDEXED RETIREMENT PLANS

SIMPLE Plan.  Atlantic sponsors a savings incentive plan (“SIMPLE Plan”) that covers substantially all employees.  Atlantic matches each participant’s contribution, subject to a maximum of 3% of the participant's salary.  The SIMPLE Plan is a prototype plan and has been approved by the Internal Revenue Service.  The amount included in salaries and employee benefits as pension expense totaled $65,000 and $60,000 for 2007 and 2006, respectively.

Indexed Retirement Plans.  Atlantic has adopted an Indexed Retirement Plan (“IRP”) for Atlantic’s seven directors (including one director emeritus) and four of its current and former officers.  The purpose of the IRP is to retain qualified directors and members of management by offering a retirement benefit.  Benefits under the IRP began vesting over a five-year period, with service beginning in 1997.  Upon his resignation from Atlantic, a former officer and director was 60% vested in the IRP.  All of the directors are vested and the three current officers will be fully vested in December 2009.  At December 31, 2007, these three officers were vested at 74% - 77%.

Atlantic has purchased a pool of life insurance policies with $4,050,000 that had previously been invested in overnight federal funds sold.  The policies have cash surrender values that can progressively grow, based on a fluctuating index of life insurance securities, resulting in an earnings stream.

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

	December 31,
	2007	2006

Policy income included in other income	$152	$106
IRP expense included in other operating expenses	(181)	(133)
Life insurance expense included in other operating expenses	(17)	(15)
Deferred income tax benefit	67	50
Net after income tax benefit	$21	$8

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Commercial and standby letters-of-credit are conditional commitments issued by Atlantic to guarantee the performance of a customer to a third party.  Those letters-of-credit are primarily issued to support public and private borrowing arrangements.  All letters of credit issued and outstanding at December 31, 2007, totaling $2,084,000, have expiration dates within one year.  The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers.  Atlantic generally holds collateral supporting those commitments if deemed necessary.

At December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk for Atlantic (dollars in thousands):

	December 31,
	2007	2006
Commitments to extend credit (including unused lines of credit):
Revolving, open-end lines secured by 1-4 family residential properties (home equity lines)	$8,796	$10,550
Commercial real estate, construction, and land development secured by real estate	12,099	15,691
Other	7,462	5,221
	28,357	31,462
Standby letters of credit	2,084	1,712
	$30,441	$33,174

Derivative Loan Commitments.  At December 31, 2007, Atlantic did not have any material amounts of commitments to originate residential mortgage loans that will be sold to investors at a specified time in the future.

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

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

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

Other.  At December 31, 2007, Oceanside had $19.5 million of lines of credit from other banks for the purchase of overnight federal funds.  At December 31, 2007, Atlantic had purchased $4.4 million in overnight federal funds, leaving $15.1 million available under these lines.  Additionally, Oceanside has an available line of credit with the Federal Home Loan Bank, for which approximately $9.7 million was available at December 31, 2007, based on loans and other assets pledged to secure this line.

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

The concentrations of credit by type of loan are set forth in Note 3.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit were granted primarily to commercial borrowers.  Atlantic, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of its legal lending limit.  As a state-chartered bank, Oceanside’s 15% legal lending limit was approximately $3.6 million at December 31, 2007 ($6.0 million for loans qualifying for the 25% limit).  Atlantic does not have any significant concentrations in any one industry or customer.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

A summary of activity for 2007 and 2006 for such loans follows (dollars in thousands):

	2007	2006

Beginning of year balance	$1,998	$2,323
Additions	5,622	1,645
Reductions	(1,456)	(1,970)
End of year balance	$6,164	$1,998

Unfunded commitments to the same parties totaled $1,865,000 at December 31, 2007.  At December 31, 2007 and 2006, deposits and customer repurchase agreements with insiders totaled approximately $24.2 million and $37.6 million, respectively.

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

Dividends.  The ability of Atlantic to pay dividends to stockholders depends primarily on dividends received by Atlantic from its subsidiary, Oceanside.  Oceanside’s ability to pay dividends is limited by federal and state banking regulations based upon Oceanside’s profitability and other factors.  State banking statutes further require (i) prior approval, (ii) that at least 20% of the prior year’s earnings be transferred to additional paid-in capital (surplus) annually until surplus equals or exceeds Oceanside’s common stock, and (iii) that certain minimum capital levels are maintained.  At December 31, 2007, retained earnings of approximately $621,000 were available to pay cash dividends to the holding company only (Atlantic) in order to maintain Oceanside’s current regulatory capital classification.  Atlantic’s dividend policy is to retain accumulated earnings to support its growth.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses follow (dollars in thousands):

	2007	2006

Processing and settlement fees	$809	$624
Professional, legal, and audit fees	264	253
Pension expense	180	133
Stationery, printing, and supplies	132	128
Postage, freight, and courier	100	97
Director fees	122	122
Telephone	88	82
Advertising and business development	125	97
Regulatory assessments	169	66
Insurance (excluding group insurance)	43	38
Dues and subscriptions	39	58
Other miscellaneous expenses	183	171
	$2,254	$1,869

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

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Other - Accrued interest receivable on investment securities and loans and accrued interest payable on deposits and other borrowings are included in investment securities, loans, deposits, and other borrowings, accordingly.  The carrying amount is a reasonable estimate of fair value.

The estimated fair values of Atlantic's financial instruments at December 31, 2007 and 2006, follow (dollars in thousands):

	Carrying	Fair
	Amount	Value
December 31, 2007:
Financial Assets
Cash and due from banks	$4,656	$4,656
Investment securities and accrued interest receivable	41,599	41,359
Restricted stock	746	746
Loans and accrued interest receivable	203,130	203,191
Total assets valued	$250,131	$249,952

Financial Liabilities
Deposits and accrued interest payable	$217,850	$215,392
Other borrowings and accrued interest payable	23,608	23,393
Total liabilities valued	$241,458	$238,785

Off-Balance Sheet Commitments	$30,441	$30,441

December 31, 2006:
Financial Assets
Cash and due from banks	$6,566	$6,566
Federal funds sold	11,133	11,133
Investment securities and accrued interest receivable	40,083	40,189
Restricted stock	735	735
Loans and accrued interest receivable	177,086	176,773
Total assets valued	$235,603	$235,396

Financial Liabilities
Deposits and accrued interest payable	$192,959	$186,230
Other borrowings and accrued interest payable	32,338	32,076
Total liabilities valued	$225,297	$218,306

Off-Balance Sheet Commitments	$33,174	$33,174

While these estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that, were Atlantic to have disposed of such items at December 31, 2007, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2007, should not necessarily be considered to apply at subsequent dates.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

As of December 31, 2007, the most recent notification from the FDIC, Oceanside was categorized as well-capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well-capitalized, it will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below.  There are no conditions or events, since the most recent notification, that management believes have changed the prompt corrective action category.

					To Be Well-
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	> Amount	> Ratio	> Amount	> Ratio
	(dollars in thousands)
As of December 31, 2007:

Total capital to risk-weighted assets	$24,115	10.26%	$18,795	8.00%	$23,494	10.00%

Tier 1 capital to risk-weighted assets	$21,915	9.33%	$9,398	4.00%	$14,096	6.00%

Tier 1 capital to average assets	$21,915	8.53%	$10,283	4.00%	$12,853	5.00%

As of December 31, 2006:

Total capital to risk-weighted assets	$22,160	10.95%	$16,197	8.00%	$20,246	10.00%

Tier 1 capital to risk-weighted assets	$20,561	10.16%	$8,099	4.00%	$12,148	6.00%

Tier 1 capital to average assets	$20,561	8.75%	$9,398	4.00%	$11,748	5.00%

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 16 - PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for Atlantic BancGroup, Inc. (parent only):

Condensed Balance Sheets as of December 31:	2007	2006
	(Dollars In Thousands)
Assets
Cash and cash equivalents	$8	$9
Investment in and advances to subsidiary bank	21,831	20,278
Other assets	156	170
Total	$21,995	$20,457

Liabilities and Stockholders' Equity
Liabilities	$3,139	$3,206
Stockholders' equity	18,856	17,251
Total	$21,995	$20,457

Condensed Statements of Income and Stockholders' Equity
Years Ended December 31:	2007	2006
	(Dollars In Thousands)

Equity in net income of subsidiary bank	$1,597	$2,109
Other income	5	6
Interest expense	(185)	(184)
Other expenses (net of income tax benefit)	(11)	(13)
Net income	1,406	1,918
Stockholders' Equity:
Beginning of year	17,251	15,232
Net change in unrealized holding gains (losses)on securities in subsidiary bank	199	101
End of year	$18,856	$17,251

Condensed Statements of Cash Flows
Years Ended December 31:	2007	2006
	(Dollars In Thousands)
Operating Activities
Net income	$1,406	$1,918
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary bank	(1,597)	(2,109)
Other	190	14
Net Cash Used In Operating Activities	(1)	(177)

Decrease in Cash and Cash Equivalents	(1)	(177)
Cash and Cash Equivalents:
Beginning of year	9	186
End of year	$8	$9

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A(T).	CONTROLS AND PROCEDURES.

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

Periodically, Oceanside and Atlantic undergo regulatory examinations that include tests of the policies and operating procedures for loans, operations, accounting, and compliance.  The results of these examinations are presented by the regulators to the Boards of Oceanside and Atlantic.

Evaluation of Disclosure Controls and Procedures. Atlantic maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Atlantic files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of Atlantic concluded that, subject to the limitations noted below, Atlantic’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by Atlantic in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting.  The management of Atlantic is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this Annual Report.  The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Such internal controls over financial reporting were designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of Atlantic’s internal control over financial reporting as of December 31, 2007.  In making this assessment, Atlantic used the criteria set forth in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and Sarbanes-Oxley Section 404 – A Guide for Small Business, published by the U.S. Securities and Exchange Commission.

Based upon management’s evaluation under the framework in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies (2006) and Sarbanes-Oxley Section 404 – A Guide for Small Business, management concluded that Atlantic’s internal control over financial reporting was effective as of December 31, 2007.  The results of management’s assessment has been reviewed with the Audit Committee.

This annual report does not include an attestation report of Atlantic’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Atlantic's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Atlantic to provide only management’s report in this annual report.

Changes in Internal Controls.  Atlantic has made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2007, which have materially affected or are reasonably likely to materially affect their internal control over financial reporting.

Limitations on the Effectiveness of Controls.  Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that disclosure controls and internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Atlantic have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.	OTHER INFORMATION.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 that was not reported.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information contained under the section captioned “Election of Directors” beginning on page 5 of Atlantic’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008, is incorporated herein by reference.

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

The information contained in the sections captioned “Summary Compensation Table” under “Executive Compensation” at page 8, “2008 Director Compensation Table” at page 9, “Benefits,” at page 9 and “Employment Contracts” at page 10 in the definitive Proxy Statement, is incorporated herein by reference.

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
10.1Software License Agreement dated as of October 6, 1997, between Oceanside and File Solutions, Inc. (a)
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
11
The computation of per share earnings is shown in the consolidated financial statements of Atlantic BancGroup, Inc. and Subsidiary for December 31, 2007 and 2006, contained in Item 7, on Page 44 of the Notes to Consolidated Financial Statements

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

Reports on Form 8-K.  A Form 8-K was filed by Atlantic on November 9, 2007, which reported a press release announcing the financial results for the quarter ended September 30, 2007.

A Form 8-K was filed by Atlantic on December 21, 2007, which reported under Item 5.02, Departure of Directors or Certain Officers that Jimmy D. Dubberly, a founding director of Atlantic, retired from Atlantic’s Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained in the section captioned “Ratification of the Appointment of the Independent Auditor for the Fiscal Year Ending December 31, 2008,” at page 10 in the definitive Proxy Statement is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville Beach, State of Florida, on the twentieth day of March, 2008.

ATLANTIC BANCGROUP, INC.

/s/ Barry W. Chandler
Barry W. Chandler
Principal Executive Officer

/s/ David L. Young
David L. Young
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the twentieth day of March, 2008:

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
Dennis M. Wolfson

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

Form 10-KSB
For Fiscal Year Ended December 31, 2007

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