Form 10QSB
period 2008-03-31
ATLANTIC BANCGROUP INC
filed 2008-05-13
CIK 1087790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 1, 2008
Common Stock	Common Stock – 1,247,516
Par Value $0.01 per share

Transitional Small Business Format (check one):  YES [   ]   NO [X]

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

FORM 10-QSB - FOR THE QUARTER ENDED MARCH 31, 2008

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Data)

	March 31, 2008	December 31,
	(Unaudited)	2007
ASSETS
Cash and due from banks	$1,404	$4,656
Federal funds sold	7,775	-
Total cash and cash equivalents	9,179	4,656

Investment securities, available-for-sale	24,194	25,538
Investment securities, held-to-maturity (market value of $15,485 in 2008 and $15,522 in 2007)	15,760	15,762
Restricted stock, at cost	775	746
Loans, net	194,545	201,891
Bank premises and equipment	3,744	3,784
Other real estate owned	4,569	-
Accrued interest receivable	1,224	1,538
Deferred income taxes	1,020	996
Investment in unconsolidated subsidiary	93	93
Cash surrender value of bank-owned life insurance	4,729	4,680
Other assets	3,788	1,722

TOTAL	$263,620	$261,406

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$28,962	$27,278
Interest-bearing	193,767	190,213

Total deposits	222,729	217,491

Short-term borrowings	14,450	18,188
Long-term borrowings	5,393	5,393
Accrued interest payable	354	384
Other liabilities	1,521	1,094

Total liabilities	244,447	242,550

Commitments and contingencies	-	-

Stockholders' equity:
Common stock	12	12
Additional paid-in capital	11,788	11,788
Retained earnings	7,106	7,140
Accumulated other comprehensive income (loss):
Net unrealized holding gains (losses) on securities, available-for-sale	267	(84)

Total stockholders' equity	19,173	18,856

TOTAL	$263,620	$261,406

Book value per common share	$15.43	$15.11

Common shares outstanding	1,247,516	1,247,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended
	March 31,
	2008	2007

Interest and fees on loans	$3,630	$3,761
Investment income on investment securities and interest-bearing deposits in banks	288	332
Tax-exempt interest income on investment securities	170	110
Interest on federal funds sold	8	39
Total interest income	4,096	4,242

Interest on deposits	2,173	1,963
Short-term borrowings	119	200
Long-term borrowings	72	72
Total interest expense	2,364	2,235

Net interest income before provision for loan losses	1,732	2,007

Provision for loan losses	224	62

Net interest income after provision for loan losses	1,508	1,945

Noninterest income:
Fees and service charges on deposit accounts	164	147
Other fee income for banking services	36	53
Mortgage banking fees	2	12
Income from bank-owned life insurance	53	27
Dividends from restricted stock	9	8
Dividends on trust preferred securities	1	1
Other income	11	12
Total noninterest income	276	260

Noninterest expenses:
Salaries and employee benefits	795	776
Expenses of bank premises and fixed assets	273	276
Other operating expenses	744	490
Total noninterest expenses	1,812	1,542

Income before provision for income taxes	(28)	663

Provision for income taxes	(75)	203

Net income	47	460

Other comprehensive income, net of income taxes:
Unrealized holding gains arising during period	351	47

Comprehensive income	$398	$507

Earnings per common share
Basic	$0.04	$0.37
Diluted	$0.04	$0.37

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

	For the Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net income	$47	$460
Provision for loan losses	224	62
Depreciation and amortization	77	78
Net premium amortization and discount accretion	(8)	8
Net change in other assets and liabilities	(2,059)	410

Net cash provided (used) by operating activities	(1,719)	1,018

Cash flows from investing activities:
Net (increase) decrease in:
Investment securities	1,918	1,568
Loans	2,241	(4,461)
Proceeds from sale of foreclosed assets	620	-
Purchases of bank premises and equipment, net	(37)	(70)

Net cash provided (used) by investing activities	4,742	(2,963)

Cash flows from financing activities:
Net increase in deposits	5,238	13,642
Net decrease in other borrowings	(3,738)	(5,925)

Net cash provided by financing activities	1,500	7,717

Net increase in cash and cash equivalents	4,523	5,772

Cash and cash equivalents at beginning of period	4,656	17,699

Cash and cash equivalents at end of period	$9,179	$23,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars In Thousands)

					Net
					Unrealized
					Holding Gains
					(Losses) on
			Additional		Securities	Total
	Common Stock		Paid-in	Retained	Available-	Stockholders'
	Shares	Amount	Capital	Earnings	for-Sale	Equity

Balance, December 31, 2007, as previously reported	1,247,516	$12	$11,788	$7,140	$(84)	$18,856

Cumulative effect adjustment - Implementation of EITF 06-10 (see Notes 1 and 9)	-	-	-	(81)	-	(81)

Balance, December 31, 2007, as restated	1,247,516	12	11,788	7,059	(84)	18,775

Comprehensive income:
Net income for the quarter	-	-	-	47	-
Net change in unrealized holding gains on securities available-for-sale	-	-	-	-	351

Total comprehensive income	-	-	-	-	-	398

Balance, March 31, 2008	1,247,516	$12	$11,788	$7,106	$267	$19,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Atlantic BancGroup, Inc. (the “Holding Company”) is a bank holding company registered with the Federal Reserve and owns 100% of the outstanding stock of Oceanside Bank (“Oceanside”).  Oceanside is a state-chartered commercial bank, which opened July 21, 1997.  Oceanside’s deposits are insured by the Federal Deposit Insurance Corporation.  Oceanside owns 100% of the outstanding stock of S. Pt. Properties, Inc. (the “Subsidiary”), which was formed in February 2008 to hold title to real estate owned acquired by the Subsidiary through foreclosure.  The Holding Company’s primary business activity is the operation of Oceanside, and it operates in only one reportable industry segment, banking.  Collectively, the entities are referred to as “Atlantic.”  References to Atlantic, Oceanside, and the Subsidiary throughout these condensed consolidated financial statements are made using the first-person notations of “we,” “our,” and “us.”

The accompanying condensed consolidated financial statements include the accounts of the Holding Company, its wholly-owned subsidiary, Oceanside, and the Subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of Atlantic conform with accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Our condensed consolidated financial statements for the three months ended March 31, 2008 and 2007, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation.  Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year.  The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2007, and are incorporated herein by reference.

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

The determination of the adequacy of the allowance for loan losses and the valuation of foreclosed assets is based on estimates that may be affected by significant changes in the economic environment and market conditions.  In connection with the determination of the estimated losses on loans and the valuation of foreclosed assets, management obtains independent appraisals for significant collateral.

Our loans are generally secured by specific items of collateral including real property, consumer assets, and business assets.  Although we have a diversified loan portfolio, a substantial portion of our debtors’ ability to honor their contracts is dependent on local, state, and national economic conditions that may affect the value of the underlying collateral or the income of the debtor.

While management uses available information to recognize losses on loans and foreclosed assets, further reductions in the carrying amounts of loans and foreclosed assets may be necessary based on changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and carrying value of foreclosed assets.  Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008

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

Recent Accounting Pronouncements - In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings whey they occur. SFAS 159 became effective beginning January 1, 2008.  Atlantic elected not to measure any eligible items using the fair value option in accordance with SFAS 159 and therefore, SFAS 159 did not have a impact on Atlantic’s financial position, results of operations, or cash flows.

In March 2007, the EITF reached a final consensus on Issue 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”).  EITF 06-10 stipulates that a liability should be recognized for a postretirement benefit obligation associated with a collateral assignment arrangement if, on the basis of the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit.  The employer also must recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement.  The consensus is effective for fiscal years beginning after December 15, 2007.  Entities will have the option of applying the provisions of EITF 06-10 as a cumulative effect adjustment to the opening balance of retained earnings or retrospectively to all prior periods.  EITF 06-10 did not have a material impact on Atlantic’s financial position, results of operations, or liquidity.  As of January 1, 2008, Atlantic recorded $81,000 (net of income taxes) as an adjustment to beginning retained earnings as permitted by EITF 06-10, which decreased stockholders’ equity from December 31, 2007, by less than 0.5%.  Any additional adjustments, if any, related to implementation of EITF 06-10 are expected to be immaterial (see Note 9).

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires enhanced disclosures about derivatives and hedging activities.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Atlantic is currently assessing the extent, if any, of any additional required disclosures.

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
MARCH 31, 2008

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS

Basic earnings per share (“EPS”) amounts are computed by dividing net earnings by the weighted average number of common shares outstanding for the three months ended March 31, 2008 and 2007.  Diluted EPS are computed by dividing net earnings by the weighted average number of shares and all dilutive potential shares outstanding during the period.  We have no dilutive potential shares outstanding for 2008 or 2007.  The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended March 31, 2008 and 2007 (dollars and number of shares in thousands):

	Three Months Ended March 31,
	2008	2007
Basic and diluted EPS computation:
Numerator - Net income	$47	$460
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic and diluted EPS	$0.04	$0.37

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

	March 31, 2008				December 31, 2007
	Gross	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale
U.S. Government-sponsored agency securities	$2,983	$140	$(2)	$3,121	$2,983	$36	$-	$3,019
Mortgage-backed securities	20,782	295	(4)	21,073	22,691	46	(218)	22,519
	23,765	435	(6)	24,194	25,674	82	(218)	25,538
Held-to-maturity
State, county and municipal bonds	15,760	161	(436)	15,485	15,762	131	(371)	15,522
Total investment securities	$39,525	$596	$(442)	$39,679	$41,436	$213	$(589)	$41,060

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

The unrealized gains on investment securities available-for-sale were caused by interest rate changes.  Temporary increases in fair value of securities available-for-sale at March 31, 2008, of $429,000 (less deferred income taxes of $162,000) are regarded as an adjustment to stockholders' equity totaling $267,000.  The estimated fair value of securities is determined on the basis of market quotations.

At March 31, 2008, securities with an amortized cost of $867,000 and fair value of $907,000 were pledged to secure deposits of public funds from the State of Florida and treasury tax and loan deposits with the Federal Reserve.

At March 31, 2008, securities were sold under an agreement to repurchase with a fair value of $16.9 million, which effectively collateralizes overnight customer repurchase agreements totaling $14.4 million.

There were no securities of a single issuer, which are non-governmental or non-government sponsored, that exceeded 10% of stockholders’ equity at March 31, 2008.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

	March 31,	December 31,
	2008	2007
Real estate loans:
Construction, land development, and other land	$46,818	$53,197
1-4 family residential	46,623	45,708
Multifamily residential	1,472	1,784
Commercial	85,493	86,785
	180,406	187,474
Commercial loans	11,384	11,485
Consumer and other loans	4,764	5,138
Total loan portfolio	196,554	204,097
Less, deferred fees	(39)	(37)
Less, allowance for loan losses	(1,970)	(2,169)
Loans, net	$194,545	$201,891

During 2008, Oceanside transferred three loans with carrying values totaling $5,189,000 (net of charge-offs and participations) to Other Real Estate Owned (foreclosed assets).  Sale proceeds (net of participations) from the sale of two condominium units in one of the foreclosed properties totaled $620,000.  Gains, if any, will be recognized when all the condominium units are sold.  Expenses totaling $92,000 were recorded in 2008 on foreclosed assets.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses.  We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb probable losses inherent in the loan portfolio.  Activity in the allowance for loan losses follows (dollars in thousands):

	For the Three	For the Twelve
	Months Ended	Months Ended
	March 31, 2008	December 31, 2007

Balance, beginning of period	$2,169	$1,599
Provisions charged to operating expenses	224	629
Loans, charged-off	(424)	(75)
Recoveries	1	16

Balance, end of period	$1,970	$2,169

We had four loans totaling $774,000 at March 31, 2008, categorized as nonaccrual, and eight loans totaling $6,222,000 categorized as nonaccrual at December 31, 2007.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008

NOTE 6 - OTHER BORROWINGS

A summary follows (dollars in thousands):
	March 31,	December 31,
	2008	2007

Customer repurchase agreements	$14,450	$13,816
Federal funds purchased	-	4,372

	$14,450	$18,188

FHLB of Atlanta advances	$2,300	$2,300
Junior subordinated debentures	3,093	3,093

Total other borrowings	$5,393	$5,393

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.  Our exposure to credit loss is represented by the contractual amount of these commitments.  We follow the same credit policies in making commitments as we do for on-balance sheet instruments.  Financial instruments at March 31, 2008, consisted of commitments to extend credit approximating $30.1 million and standby letters of credit of $2.0 million.

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

NOTE 8 - REGULATORY CAPITAL

Oceanside is required to maintain certain minimum regulatory capital requirements.  The following is a summary at March 31, 2008, of the regulatory capital requirements and actual capital on a percentage basis for Oceanside:

		Regulatory
	Actual	Requirement

Total capital ratio to risk-weighted assets	10.66%	8.00%
Tier 1 capital ratio to risk-weighted assets	9.78%	4.00%
Tier 1 capital to average assets	8.43%	4.00%

Effective March 30, 2006, the Federal Reserve raised the threshold for reporting risk-based capital ratios for a Small Bank Holding Company from $150 million to $500 million.  Accordingly, we do not calculate or report risk-based capital ratios for the Holding Company.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008

NOTE 9 - RETAINED EARNINGS

Effective January 1, 2008, Atlantic recognized a postretirement benefit obligation associated with a collateral assignment arrangement.  Atlantic has substantive agreements with certain participants of its indexed retirement plan to maintain bank-owned life insurance policies during the postretirement period to provide a death benefit.  Under EITF 06-10, Atlantic also must recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement.

Accordingly, Atlantic increased its liability under the indexed retirement plan by $130,000 as of January 1, 2008.  Atlantic also recorded $81,000 (net of deferred income taxes of $49,000) as an adjustment to beginning retained earnings.  Under EITF 06-10, Atlantic elected to apply the provisions of this consensus as a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2008.

NOTE 10 - FAIR VALUE MEASUREMENTS

On January 1, 2008, Atlantic adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS 157 emphasizes that fair value is market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Level 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liabilities, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where more than one level of input exists for assets or liabilities, the lowest level of input that is significant to the fair value measurement in its entirety will be used in determining the fair value hierarchy.  Atlantic’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The table below presents the Atlantic’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets (dollars in thousands):
Available-for-sale investment securities	$-	$24,194	$-	$24,194
Total assets at fair value	$-	$24,194	$-	$24,194

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Future Accounting Requirements

There are currently no pronouncements issued or that are scheduled for implementation during 2008 that are expected to have any significant impact on our accounting policies.

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

Index

Critical Accounting Policies

Our accounting and reporting policies are in accordance with U.S. generally accepted accounting principles (“GAAP”), and they conform to general practices within the banking industry.  We use a significant amount of judgment and estimates based on assumptions for which the actual results are uncertain when we make the estimations.  We have identified our policy covering the allowance for loan losses as being particularly sensitive in terms of judgments and the extent to which significant estimates are used.  For more information on this critical accounting policy, please refer to our 2007 Annual Report on Form 10-KSB.

Results of Operations

Our net income for the three months ended March 31, 2008, was $47,000, as compared with $460,000, reported in the same period of 2007.  Average earning assets increased 9.2% in the first three months of 2008 over the 2007 levels for the same period.  An overview of the more significant matters affecting our results of operations follows:

•
Average loans grew at a pace of 11.4% for the three months ended March 31, 2008, over the same period of 2007.  With the growth in average deposits of 11.5%, we were able to fund the increased loan demand.

•
Net interest income (before provision for loan losses) decreased $275,000, or 13.7%, for the three months ended March 31, 2008, over the same period in 2007.  This decrease is due primarily to lower yields on loans and investments, while interest expense on deposits decreased at a slower pace.

•
Our results for the first quarter of 2008 included additional reserves set aside to offset loan charge-offs and real estate foreclosures during the first quarter of 2008.  The provision for loan losses totaled $224,000 for the first quarter of 2008, rising 261.3% over 2007 levels.

•
Total noninterest expenses increased $270,000, or 17.5%, for the three months ended March 31, 2008, over the same period in 2007.  This compares with the growth in earning assets of 9.2% for the same period.  The cost to manage the loan portfolio and carry foreclosed assets increased with direct expenses for foreclosed assets charged to operations of $92,000.  Other related costs such as collection, legal, and audit expenses also rose at a faster pace.

Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three months ended March 31, 2008):

	Three Months	Year Ended
	Ended	December 31,
	March 31, 2008	2007

Return on average assets	0.07%	0.57%
Return on average equity	0.99%	7.77%
Interest-rate spread	2.46%	2.78%
Net interest margin	3.03%	3.49%
Noninterest expenses to average assets	2.81%	2.59%

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

Index

We expect to meet our liquidity needs with:

•	Available cash, including both interest and noninterest-bearing balances, and federal funds sold, which totaled $9.2 million at March 31, 2008;
•	The repayment of loans, which include loans with a remaining maturity of one year or less (excluding those in nonaccrual status) totaling $48.6 million;
•	Proceeds of unpledged securities available-for-sale and principal repayments from mortgage-backed securities;
•	Growth in deposits; and,
•	If necessary, borrowing against approved lines of credit and other alternative funding strategies.

Short-Term Investments.  Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $7.8 million at March 31, 2008, as compared to $-0- at December 31, 2007.  These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.  We regularly review our liquidity position and have implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the statement of financial condition and funding from non-core sources.

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

Core Deposits.  Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  We had core deposits totaling $171.3 million at March 31, 2008, and $159.7 million at December 31, 2007, an increase of 7.3%.  We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future.

Customers with large certificates of deposit tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.  Some financial institutions acquire funds in part through large certificates of deposit obtained through brokers.  These brokered deposits are generally expensive and are unreliable as long-term funding sources.  Brokered certificates of deposit issued by us totaled $28.9 million at March 31, 2008, and $17.9 million at December 31, 2007, an increase of 61.0%.

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities.  At March 31, 2008, we had commitments to originate loans totaling $30.1 million, and had issued, but unused, standby letters of credit of $2.0 million for the same period.  In addition, scheduled maturities of certificates of deposit during the twelve months following March 31, 2008, total $101.5 million.  We believe that adequate resources exist to fund all our anticipated commitments, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations).  Management believes, as of March 31, 2008, that we met all minimum capital adequacy requirements to which we are subject.

Index

As of the most recent reporting period for the quarter ended March 31, 2008, Oceanside’s ratios exceeded the minimum levels for the well-capitalized category.  An institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  At March 31, 2008, Oceanside’s actual capital amounts and percentages are presented in the following table (dollars in thousands):

	Actual		Minimum(1)		Well-Capitalized(2)
	Amount	%	Amount	%	Amount	%

Total capital to risk-weighted assets	$23,848	10.66%	$17,901	8.00%	$22,377	10.00%
Tier 1 capital to risk-weighted assets	$21,878	9.78%	$8,951	4.00%	$13,426	6.00%
Tier 1 capital to average assets	$21,878	8.43%	$10,384	4.00%	$12,979	5.00%

(1)      The minimum required for adequately capitalized purposes.
(2)      To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations for banks.

There are no conditions or events since March 31, 2008, that management believes have changed Oceanside’s category.

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

At March 31, 2008, we had twenty-eight loans totaling approximately $20.1 million classified as substandard and eleven loans totaling approximately $1.3 million classified as doubtful.  We had no loans classified as loss at March 31, 2008.  At March 31, 2008, management had provided specific reserves totaling $0.8 million for loans risk-rated substandard or lower.

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

Index

A summary of balances in the allowance for loan losses and key ratios follows (dollars in thousands):

	For the Three	For the Twelve
	Months Ended	Months Ended
	March 31, 2008	December 31, 2007

End of period loans (net of deferred fees)	$196,515	$204,060
End of period allowance for loan losses	$1,970	$2,169
% of allowance for loan losses to total loans	1.00%	1.06%
Average loans for the period	$201,648	$187,544
Net charge-offs as a percentage of average loans for the period (annualized for 2008)	0.84%	0.03%
Nonperforming assets:
Nonaccrual loans	$774	$6,222
Loans past due 90 days or more and still accruing (*)	549	164
Foreclosed real estate	4,569	-
Other repossessed assets	-	-
	$5,892	$6,386
Nonperforming loans to period end loans	0.67%	3.13%
Nonperforming assets to period end total assets	2.24%	2.44%

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

We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest- rate swaps.  We actively monitor and manage interest-rate risk exposure.  The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure.  We rely primarily on the asset-liability structure to control interest-rate risk.  However, a sudden and substantial change in interest rates could adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.  There have been no significant changes in our market risk exposure since December 31, 2007.

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

	For the Three Months Ended March 31,
	2008			2007
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$201,648	$3,630	7.24%	$180,974	$3,761	8.43%
Investment securities and interest-bearing deposits (1)	40,776	458	5.52%	39,109	442	5.27%
Other interest-earning assets	944	8	3.41%	2,826	39	5.60%

Total interest-earning assets (1)	243,368	4,096	6.94%	222,909	4,242	7.84%

Noninterest-earning assets	16,418			14,578

Total assets	$259,786			$237,487

Interest-bearing liabilities:
Demand, money market and NOW deposits	$40,888	303	2.98%	$45,791	459	4.07%
Savings	2,937	10	1.37%	4,791	18	1.52%
Certificates of deposit	148,690	1,860	5.03%	116,045	1,486	5.19%
Other borrowings	19,893	191	3.86%	21,653	272	5.09%

Total interest-bearing liabilities	212,408	2,364	4.48%	188,280	2,235	4.81%

Noninterest-bearing liabilities	28,317			31,761
Stockholders’ equity	19,061			17,446
Total liabilities and stockholders’ equity	$259,786			$237,487

Net interest income before provision for loan losses		$1,732			$2,007

Interest-rate spread			2.46%			3.03%
Net interest margin (1)			3.03%			3.77%
Ratio of average interest-earning assets to average interest-bearing liabilities	114.58%			118.39%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Index

Analysis of Changes in Net Interest Income

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of interest-earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for the three months periods ended March 31, 2008, compared to the same period in 2007.  For purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis (dollars in thousands):

	Three Months Ended March 31, 2008
	2008 vs. 2007
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$(535)	$433	$(29)	$(131)
Investment securities and interest-bearing deposits	24	22	(36)	10
Other interest-earning assets	(15)	(26)	10	(31)
Total interest-earning assets	(526)	429	(55)	(152)

Interest-bearing liabilities:
Demand, money market and NOW deposits	(124)	(50)	18	(156)
Savings	(2)	(7)	1	(8)
Certificates of deposit	(46)	421	(1)	374
Other borrowings	(66)	(22)	7	(81)
Total interest-bearing liabilities	(238)	342	25	129

Net interest income	$(288)	$87	$(80)	$(281)

Comparison of Three Months Ended March 31, 2008 and 2007

Interest Income and Expense

Interest Income.  Interest income was $4,096,000 and $4,242,000 for the three months ended March 31, 2008 and 2007, respectively.  A decrease in yields on average interest-earning assets of 90 basis points, or 11.5%, was partially offset by a favorable growth in average interest-earning assets of $20.5 million, or 9.2%, resulting in an overall decrease in interest income of $146,000, or 3.4%.  The decrease in yields was the result of the declining interest rate environment in which we operated during the first quarter of 2008 along with competitive factors.  Average loans, as a percentage of average interest-earning assets, increased to 82.9% in the first quarter of 2008 as compared with 81.2% in 2007.

We saw a shift in the percentage of average investment securities to total interest-earning assets decrease to 16.8% in 2008 from 17.5% in 2007, while the percentage of average other interest-earning assets to total average interest-earning assets shifted from 1.3% in 2007 to 0.4% in 2008.

Interest Expense.  Interest expense was $2,364,000 and $2,235,000 for the three months ended March 31, 2008 and 2007, respectively.  Despite the decreasing interest rate environment, interest expense increased $129,000, or 5.8%, due to our growth in average interest-bearing liabilities of $24.1 million, or 12.8%, during this period, and the fixed interest rates on certificates of deposit, which did not decrease as rapidly as rates earned on our interest-earning assets. Our average cost of funds (interest-bearing liabilities) decreased to 4.48% in 2008 compared with 4.81% over the same period in 2007.  A shift in the mix of our interest-bearing deposits, along with decreases in the overall interest rates in our market area, contributed to the decrease in our cost of funds.  Certificates of deposit, with an average cost of funds of 5.03% in 2008 and 5.19% in 2007, represented 70.0% of our total interest-bearing liabilities in 2008 as compared with 61.6% in 2007.  We also experienced declines in other lower costing deposits and borrowed funds.  The shift from lower costing deposits to higher costing deposits can be attributed, in part, to the current interest rate environment as customers seek higher returns on their deposits.

Net Interest Income before Provision for Loan Losses.  Net interest income before provision for loan losses was $1,732,000 and $2,007,000 for the three months ended March 31, 2008 and 2007, respectively.  The net interest margin for the first quarter of 2008 was 3.03% as compared with the net interest margin in 2007 of 3.77%, a

Index

decrease of 74 basis points.  Given our composition of interest-bearing liabilities, we experienced a less rapid decrease in our cost of funds of 33 basis points, while the rates we earned on our earning assets decreased by 90 basis points in the first quarter of 2008 over the same period of 2007.

Provision for Loan Losses

We recorded provisions for loan losses totaling $224,000 and $62,000 for the three months ended March 31, 2008 and 2007, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio and the recent downturn in the real estate market that has increased the number of classified and other loans we monitor.

Noninterest Income and Expenses

Noninterest Income.  Total noninterest income increased by $16,000 for the three months ended March 31, 2008, to $276,000 compared with $260,000 for the same period in March 31, 2007.  Fees and service charges on deposit accounts increased by $17,000, or 11.6%, in 2008 versus the same period in 2007.  During late-2006, Oceanside implemented a marketing strategy aimed at improving its overall noninterest income.  Part of this strategy was to offer free checking, which in the initial phase (or first quarter of 2007) of this program reduced service charges until volume increased and other fee opportunities, such as increased NSF charges, offset the lost income from free checking.  Other fee income for banking services decreased $17,000, or 32.1%, due to decreases in usage and per item charges assessed by us for other banking services, principally for ATM and debit card usage.  Mortgage banking fees decreased $10,000, or 83.3%, during this period reflecting a downturn in the residential lending market. These decreases were offset by an increase in income from bank-owned life insurance of $26,000, or 96.3%.

Noninterest Expenses.  Salaries and employee benefits increased $19,000, or 2.4%, in the first quarter of 2008 over 2007.  Employee compensation rose $7,000, or 1.1%.  All other employee benefits contributed the remaining net increase of $12,000.  Expenses of bank premises and fixed assets decreased $3,000, or 1.1%.  Other operating expenses increased $254,000, or 51.8%.  The more significant increases were:

•	higher data processing and settlement fees of $30,000;
•	increased pension costs of $31,000;
•	increases in audit, legal, and professional fees of $47,000;
•	increases in regulatory assessments of $39,000;
•	increases in software and telephone expense of $31,000; and
•	expenses related to real estate owned, which were $92,000 in 2008 versus $-0- in 2007.

These increases are consistent with trends in our account and activity growth, additional costs to manage the loan portfolio and carry foreclosed assets, compliance with SOX 404, and inflationary increases in the overall cost of goods and services.  Other miscellaneous expenses, which include other losses, decreased $16,000 to partially offset the overall increases in other operating expenses.

Provision (Benefit) for Income Taxes
An income tax summary follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Book income (loss)	$(28)	$663
Nontaxable interest income, net	(170)	(110)
Other, net	-	(13)
Taxable income (loss)	$(198)	$540
Tax rate	37.6%	37.6%
Tax provision (benefit)	$(75)	$203
Effective rate	267.9%	30.6%

The effective tax rates differ from the federal and state statutory rates of 37.6% principally due to nontaxable investment income.  Tax-exempt income was $170,000 for the first quarter of 2008 as compared with $110,000 in 2007, an increase of 54.5%.

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

Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant changes in Atlantic's internal controls or in other factors that could significantly affect those controls

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

Atlantic BancGroup, Inc.

Date: May 13, 2008	/s/ Barry W. Chandler
Barry W. Chandler
President and Principal Executive Officer

Date: May 13, 2008	/s/ David L. Young
David L. Young
Executive Vice President,
Principal Financial Officer, and
Corporate Secretary