Form 10QSB
period 2008-06-30
ATLANTIC BANCGROUP INC
filed 2008-08-14
CIK 1087790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of July 31, 2008
Common Stock	Common Stock – 1,247,516
Par Value $0.01 per share

Transitional Small Business Format (check one):  YES ☐    NO ☒

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

FORM 10-QSB - FOR THE QUARTER ENDED JUNE 30, 2008

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Data)

	June 30, 2008	December 31,
	(Unaudited)	2007
ASSETS
Cash and due from banks	$4,285	$4,656
Federal funds sold	5,277	-
Total cash and cash equivalents	9,562	4,656

Investment securities, available-for-sale	20,338	25,538
Investment securities, held-to-maturity (market value of $14,946 in 2008 and
$15,522 in 2007)	15,539	15,762
Restricted stock, at cost	775	746
Loans, net	201,558	201,891
Bank premises and equipment	3,679	3,784
Other real estate owned	4,149	-
Accrued interest receivable	1,102	1,538
Deferred income taxes	1,107	996
Investment in unconsolidated subsidiary	93	93
Cash surrender value of bank-owned life insurance	4,780	4,680
Other assets	1,496	1,722

TOTAL	$264,178	$261,406

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$27,634	$27,278
Interest-bearing	191,528	190,213

Total deposits	219,162	217,491

Short-term borrowings	19,180	18,188
Long-term borrowings	5,393	5,393
Accrued interest payable	311	384
Other liabilities	1,519	1,094

Total liabilities	245,565	242,550

Commitments and contingencies	-	-

Stockholders' equity:
Common stock	12	12
Additional paid-in capital	11,788	11,788
Retained earnings	6,904	7,140
Accumulated other comprehensive loss:
Net unrealized holding losses on securities, available-for-sale	(91)	(84)

Total stockholders' equity	18,613	18,856

TOTAL	$264,178	$261,406

Book value per common share	$14.92	$15.11

Common shares outstanding	1,247,516	1,247,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest and fees on loans	$3,328	$3,748	$6,958	$7,509
Investment income on investment securities and
interest-bearing deposits in banks	257	332	545	664
Tax-exempt interest income on investment securities	169	146	339	256
Interest on federal funds sold	12	155	20	194
Total interest income	3,766	4,381	7,862	8,623

Interest on deposits	1,953	2,147	4,126	4,110
Short-term borrowings	60	204	179	404
Long-term borrowings	73	72	145	144
Total interest expense	2,086	2,423	4,450	4,658

Net interest income before provision for loan losses	1,680	1,958	3,412	3,965

Provision for loan losses	661	-	885	62

Net interest income after provision for loan losses	1,019	1,958	2,527	3,903

Noninterest income:
Fees and service charges on deposit accounts	158	172	322	319
Other fee income for banking services	38	50	74	103
Mortgage banking fees	9	28	11	40
Income from bank-owned life insurance	56	28	109	55
Dividends from restricted stock	8	9	17	17
Dividends on trust preferred securities	2	2	3	3
Other income	10	16	21	28
Total noninterest income	281	305	557	565

Noninterest expenses:
Salaries and employee benefits	783	766	1,578	1,542
Expenses of bank premises and fixed assets	269	289	542	565
Other operating expenses	715	548	1,459	1,038
Total noninterest expenses	1,767	1,603	3,579	3,145

Income (loss) before provision for income taxes	(467)	660	(495)	1,323

Provision (benefit) for income taxes	(265)	189	(340)	392

Net income (loss)	(202)	471	(155)	931

Other comprehensive losses, net of income taxes:
Unrealized holding losses arising during period	(358)	(253)	(7)	(206)

Comprehensive income (loss)	$(560)	$218	$(162)	$725

Earnings (loss) per common share
Basic	$(0.16)	$0.38	$(0.12)	$0.75
Diluted	$(0.16)	$0.38	$(0.12)	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$(202)	$471	$(155)	$931
Provision for loan losses	661	-	885	62
Depreciation and amortization	80	81	157	159
Net premium amortization and discount accretion	(7)	(22)	(15)	(14)
Net change in other assets and liabilities	(2,783)	(932)	(4,842)	(522)

Net cash provided (used) by operating activities	(2,251)	(402)	(3,970)	616

Cash flows from investing activities:
Net (increase) decrease in:
Investment securities	3,509	(5,205)	5,427	(3,637)
Loans	(2,793)	(621)	(552)	(5,082)
Investment in bank-owned life insurance	-	(2,000)	-	(2,000)
Proceeds from sale of other real estate owned	770	-	1,390	-
Purchases of bank premises and equipment, net	(15)	(34)	(52)	(104)

Net cash provided (used) by investing activities	1,471	(7,860)	6,213	(10,823)

Cash flows from financing activities:
Net increase (decrease) in deposits	(3,567)	1,206	1,671	14,848
Net increase (decrease) in other borrowings	4,730	2,773	992	(3,152)

Net cash provided by financing activities	1,163	3,979	2,663	11,696

Net increase (decrease) in cash and cash equivalents	383	(4,283)	4,906	1,489

Cash and cash equivalents at beginning of period	9,179	23,471	4,656	17,699

Cash and cash equivalents at end of period	$9,562	$19,188	$9,562	$19,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars In Thousands)

					Net
					Unrealized
					Holding Gains
					(Losses) on
			Additional		Securities	Total
	Common Stock		Paid-in	Retained	Available-	Stockholders'
	Shares	Amount	Capital	Earnings	for-Sale	Equity

Balance, December 31, 2007,
as previously reported	1,247,516	$12	$11,788	$7,140	$(84)	$18,856

Cumulative effect adjustment -
Implementation of EITF 06-10
(See Notes 1 and 9)	-	-	-	(81)	-	(81)

Balance, January 1, 2008	1,247,516	12	11,788	7,059	(84)	18,775

Comprehensive income:
Net income for the quarter	-	-	-	47	-
Net change in unrealized
holding gains on securities
available-for-sale	-	-	-	-	351

Total comprehensive income	-	-	-	-	-	398

Balance, March 31, 2008	1,247,516	12	11,788	7,106	267	19,173

Comprehensive loss:
Net loss for the quarter	-	-	-	(202)	-
Net change in unrealized
holding losses on securities
available-for-sale	-	-	-	-	(358)

Total comprehensive loss	-	-	-	-	-	(560)

Balance, June 30, 2008	1,247,516	$12	$11,788	$6,904	$(91)	$18,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008

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

Our condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation.  Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year.  The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2007, and are incorporated herein by reference.

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
JUNE 30, 2008

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

Recent Accounting Pronouncements - In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 became effective beginning January 1, 2008.  Atlantic elected not to measure any eligible items using the fair value option in accordance with SFAS 159 and therefore, SFAS 159 did not have an impact on Atlantic’s financial position, results of operations, or cash flows.

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

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS (LOSS)

Basic earnings (loss) per share (“EPS”) amounts are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the three and six months ended June 30, 2008 and 2007.  Diluted EPS are computed by dividing net earnings (loss) by the weighted average number of shares and all dilutive potential shares outstanding during the period.  We have no dilutive potential shares outstanding for 2008 or 2007.  The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended June 30, 2008 and 2007 (dollars and number of shares in thousands):

	Three Months Ended June 30,
	2008	2007
Basic and diluted EPS computation:
Numerator - Net income (loss)	$(202)	$471
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic and diluted earnings (loss) per share	$(0.16)	$0.38

	Six Months Ended June 30,
	2008	2007
Basic and diluted EPS computation:
Numerator - Net income (loss)	$(155)	$931
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic and diluted earnings (loss) per share	$(0.12)	$0.75

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

	June 30, 2008				December 31, 2007
		Gross	Gross				Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale
U.S. Government-sponsored
agency securities	$2,983	$30	$-	$3,013	$2,983	$36	$-	$3,019
Mortgage-backed securities	17,500	15	(190)	17,325	22,691	46	(218)	22,519
	20,483	45	(190)	20,338	25,674	82	(218)	25,538
Held-to-maturity
State, county and
municipal bonds	15,539	104	(697)	14,946	15,762	131	(371)	15,522
Total investment securities	$36,022	$149	$(887)	$35,284	$41,436	$213	$(589)	$41,060

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

The unrealized gains on investment securities available-for-sale were caused by interest rate changes.  Temporary net decreases in fair value of securities available-for-sale at June 30, 2008, of $145,000 (less deferred income taxes of $54,000) are regarded as an adjustment to stockholders' equity totaling $91,000.  The estimated fair value of securities is determined on the basis of market quotations.

At June 30, 2008, securities with an amortized cost of $866,000 and fair value of $895,000 were pledged to secure deposits of public funds from the State of Florida and treasury tax and loan deposits with the Federal Reserve.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008

NOTE 3 - INVESTMENT SECURITIES (Continued)

At June 30, 2008, securities were sold under an agreement to repurchase with a fair value of $19.2 million, which effectively collateralizes overnight customer repurchase agreements totaling $19.2 million.

There were no securities of a single issuer, which are non-governmental or non-government sponsored, that exceeded 10% of stockholders’ equity at June 30, 2008.

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

	June 30,	December 31,
	2008	2007
Real estate loans:
Construction, land development, and other land	$48,898	$53,197
1-4 family residential	49,074	45,708
Multifamily residential	1,257	1,784
Commercial	87,423	86,785
	186,652	187,474
Commercial loans	12,620	11,485
Consumer and other loans	4,444	5,138
Total loan portfolio	203,716	204,097
Less, deferred fees	(35)	(37)
Less, allowance for loan losses	(2,123)	(2,169)
Loans, net	$201,558	$201,891

A summary of the activity in Other Real Estate Owned (foreclosed assets) for 2008 follows:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2008	June 30, 2008

Balance, beginning of period	$4,569,000	$-
Loans transferred to Other Real Estate Owned
(net of charge-offs and participations)	350,000	5,539,000
Sale of foreclosed assets	(770,000)	(1,390,000)
Ending balance	$4,149,000	$4,149,000

Costs charged to operating expenses for
foreclosed assets, net	$45,000	$137,000
Closing costs on disposal of foreclosed assets, net	32,000	32,000
Total direct costs of foreclosed assets	$77,000	$169,000

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses.  We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb probable losses inherent in the loan portfolio.  Activity in the allowance for loan losses follows (dollars in thousands):

	For the Six	For the Twelve
	Months Ended	Months Ended
	June 30, 2008	December 31, 2007

Balance, beginning of period	$2,169	$1,599
Provisions charged to operating expenses	885	629
Loans, charged-off	(951)	(75)
Recoveries	20	16

Balance, end of period	$2,123	$2,169

We had two loans totaling $334,000 at June 30, 2008, categorized as nonaccrual, and eight loans totaling $6,222,000 categorized as nonaccrual at December 31, 2007. We had four loans totaling $2,230,000 past due 90 days or more and still accruing interest at June 30, 2008, compared with one loan totaling $164,000 at December 31, 2007. Loans over 90 days past due that are well secured and in process of collection remain on accrual status in accordance with regulatory guidelines.

NOTE 6 - OTHER BORROWINGS

A summary of other borrowings follows (dollars in thousands):
	June 30,	December 31,
	2008	2007

Customer repurchase agreements	$19,180	$13,816
Federal funds purchased	-	4,372

Total short-term borrowings	$19,180	$18,188

FHLB of Atlanta advances	$2,300	$2,300
Junior subordinated debentures	3,093	3,093

Total long-term borrowings	$5,393	$5,393

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.  Our exposure to credit loss is represented by the contractual amount of these commitments.  We follow the same credit policies in making commitments as we do for on-balance sheet instruments.  Financial instruments at June 30, 2008, consisted of commitments to extend credit approximating $24.3 million and standby letters of credit of $2.1 million.

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

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008

NOTE 8 - REGULATORY CAPITAL

Oceanside is required to maintain certain minimum regulatory capital requirements.  The following is a summary at June 30, 2008, of the regulatory capital requirements and actual capital on a percentage basis for Oceanside:
		Regulatory
	Actual	Requirement

Total capital ratio to risk-weighted assets	10.52%	8.00%
Tier 1 capital ratio to risk-weighted assets	9.58%	4.00%
Tier 1 capital to average assets	8.45%	4.00%

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liabilities, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where more than one level of input exists for assets or liabilities, the lowest level of input that is significant to the fair value measurement in its entirety will be

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008

NOTE 10 - FAIR VALUE MEASUREMENTS (Continued)

used in determining the fair value hierarchy.  Atlantic’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The table below presents the Atlantic’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets (dollars in thousands):
Investment securities, available-for-sale	$-	$20,338	$-	$20,338

Total assets at fair value	$-	$20,338	$-	$20,338

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Our net loss for the six months ended June 30, 2008, was $155,000, as compared with net income of $931,000, reported in the same period of 2007.  Average earning assets increased 5.3% for the first six months of 2008 over the same period of 2007.  For the three months ended June 30, 2008, the rate of growth in average interest earning assets slowed to 1.7% over the same period of 2007.  An overview of the more significant matters affecting our results of operations follows:

•
Average loans grew at a pace of $19.1 million, or 10.5%, for the six months ended June 30, 2008, over the same period of 2007.  With the growth in average certificates of deposit of $24.7 million or 20.0%, we were able to fund the increased loan demand.

•
Net interest income (before provision for loan losses) decreased $553,000, or 13.9%, for the six months ended June 30, 2008, over the same period in 2007.  This decrease is due primarily to lower yields on loans, while interest expense on deposits decreased at a slower pace.

•
Our results for 2008 included additional reserves set aside to offset loan charge-offs and real estate foreclosures during 2008.  The provision for loan losses for the first six months of 2008 totaled $885,000, rising 1327.4% over 2007 levels.

•
Total noninterest expenses increased $434,000, or 13.8%, for the six months ended June 30, 2008, over the same period in 2007.  This compares with the growth in earning assets of 5.3% for the same period.  The cost to manage the loan portfolio and carry foreclosed assets increased with direct expenses and losses for foreclosed assets charged to operations of $169,000 for the six months ended June 30, 2008.  Other related costs such as collection, legal, and audit expenses also rose at a faster pace. Pension expense reported in noninterest expenses increased $77,000 for the first six months of 2008 as compared with 2007, which was essentially offset by an increase in noninterest income of $54,000 from bank-owned life insurance used to fund the pension obligations.

Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three and six months ended June 30, 2008):
	Three Months	Six Months	Year Ended
	Ended	Ended	December 31,
	June 30, 2008	June 30, 2008	2007

Return on average assets	-0.32%	-0.12%	0.57%
Return on average equity	-4.28%	-1.64%	7.77%
Interest-rate spread	2.50%	2.48%	2.78%
Net interest margin	3.00%	3.01%	3.49%
Noninterest expenses to average assets	2.77%	2.79%	2.59%

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

Index

We expect to meet our liquidity needs with:

•	Available cash, including both interest and noninterest-bearing balances, and federal funds sold, which totaled $9.6 million at June 30, 2008;
•	The repayment of loans, which include loans with a remaining maturity of one year or less (excluding those in nonaccrual status) totaling $43.5 million;
•	Proceeds of unpledged securities available-for-sale and principal repayments from mortgage-backed securities;
•	Growth in deposits; and,
•	If necessary, borrowing against approved lines of credit and other alternative funding strategies.

Short-Term Investments.  Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $5.3 million at June 30, 2008, as compared to $-0- at December 31, 2007.  These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.  We regularly review our liquidity position and have implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the statement of financial condition and funding from non-core sources.  To further enhance our liquidity, we have developed alternative funding strategies that have been approved by our Board of Directors.

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

Core Deposits.  Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  We had core deposits totaling $170.7 million at June 30, 2008, and $159.7 million at December 31, 2007, an increase of 6.9%.  We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future.

Customers with large certificates of deposit tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.  Some financial institutions acquire funds in part through large certificates of deposit obtained through brokers.  These brokered deposits are generally expensive and are unreliable as long-term funding sources.  Brokered certificates of deposit issued by us totaled $28.9 million at June 30, 2008, and $17.9 million at December 31, 2007, an increase of 61.4%.

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities.  At June 30, 2008, we had commitments to originate loans totaling $24.3 million, and had issued, but unused, standby letters of credit of $2.1 million for the same period.  In addition, scheduled maturities of certificates of deposit during the twelve months following June 30, 2008, total $105.4 million.  We believe that adequate resources exist to fund all our anticipated commitments, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations).  Management believes, as of June 30, 2008, that we met all minimum capital adequacy requirements to which we are subject.

Index

As of the most recent reporting period for the quarter ended June 30, 2008, Oceanside’s ratios exceeded the minimum levels for the well-capitalized category.  An institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  At June 30, 2008, Oceanside’s actual capital amounts and percentages are presented in the following table (dollars in thousands):

	Actual		Minimum(1)		Well-Capitalized(2)
	Amount	%	Amount	%	Amount	%

Total capital to risk-weighted assets	$23,808	10.52%	$18,112	8.00%	$22,640	10.00%
Tier 1 capital to risk-weighted assets	$21,686	9.58%	$9,056	4.00%	$13,584	6.00%
Tier 1 capital to average assets	$21,686	8.45%	$10,266	4.00%	$12,832	5.00%

(1)	The minimum required for adequately capitalized purposes.
(2)	To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations for banks.

There are no conditions or events since June 30, 2008, that management believes have changed Oceanside’s category.

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

At June 30, 2008, we had 30 loans totaling approximately $18.5 million classified as substandard and 6 loans totaling approximately $0.7 million classified as doubtful.  We had no loans classified as loss at June 30, 2008.  At June 30, 2008, management had provided specific reserves totaling $0.9 million for loans risk-rated substandard or lower.

The sharp increase in loans classified substandard or lower from December 31, 2007, levels of $8.0 million reflect the general economic downturn in real estate activities in our trade area.  Substantially all of the net increase of $11.2 million is related to four loans totaling $11.3 million.  Three of the loans totaling $7.9 million are secured principally by residential condominiums or land for real estate development.  The remaining loan for $3.4 million is secured by a primary residence and surrounding acreage of approximately 17.8 acres.  Management believes that three of these loans totaling $6.9 million are well secured with specific reserves of $74,000.  The other loan of $4.4 million has specific reserves of $435,000 based on the estimated values of the collateral.

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

Index

A summary of balances in the allowance for loan losses and key ratios follows (dollars in thousands):

	For the Six	For the Twelve
	Months Ended	Months Ended
	June 30, 2008	December 31, 2007

End of period loans (net of deferred fees)	$203,681	$204,060
End of period allowance for loan losses	$2,123	$2,169
% of allowance for loan losses to total loans	1.04%	1.06%
Average loans for the period	$200,264	$187,544
Net charge-offs as a percentage of average loans
for the period (annualized for 2008)	.93%	0.03%
Nonperforming assets:
Nonaccrual loans	$334	$6,222
Loans past due 90 days or more and still accruing (*)	2,230	164
Foreclosed real estate	4,149	-
Other repossessed assets	68	-
	$6,781	$6,386
Nonperforming loans to period end loans	1.26%	3.13%
Nonperforming assets to period end total assets	2.57%	2.44%

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

	For the Three Months Ended June 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$198,878	$3,328	6.73%	$181,389	$3,748	8.29%
Investment securities and
interest-bearing deposits (1)	38,161	426	5.56%	42,297	478	5.37%
Other interest-earning assets	2,159	12	2.24%	11,567	155	5.37%

Total interest-earning assets (1)	239,198	3,766	6.50%	235,253	4,381	7.62%

Noninterest-earning assets	17,491			13,507

Total assets	$256,689			$248,760

Interest-bearing liabilities:
Demand, money market
and NOW deposits	$40,078	233	2.34%	$43,046	430	4.01%
Savings	3,144	8	1.02%	3,932	14	1.43%
Certificates of deposit	147,833	1,712	4.66%	130,902	1,703	5.22%
Other borrowings	18,484	133	2.89%	21,719	276	5.10%

Total interest-bearing liabilities	209,539	2,086	4.00%	199,599	2,423	4.87%

Noninterest-bearing liabilities	28,177			31,275
Stockholders’ equity	18,973			17,886
Total liabilities and
stockholders’ equity	$256,689			$248,760

Net interest income before
provision for loan losses		$1,680			$1,958

Interest-rate spread			2.50%			2.75%
Net interest margin (1)			3.00%			3.49%
Ratio of average interest-earning assets
to average interest-bearing liabilities	114.15%			117.86%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Index

	For the Six Months Ended June 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$200,264	$6,958	6.99%	$181,182	$7,509	8.36%
Investment securities and
interest-bearing deposits (1)	39,478	884	5.54%	40,717	920	5.32%
Other interest-earning assets	1,542	20	2.61%	7,215	194	5.42%

Total interest-earning assets (1)	241,284	7,862	6.72%	229,114	8,623	7.73%

Noninterest-earning assets	16,943			14,023

Total assets	$258,227			$243,137

Interest-bearing liabilities:
Demand, money market
and NOW deposits	$40,483	536	2.66%	$44,411	889	4.04%
Savings	3,041	18	1.19%	4,359	32	1.48%
Certificates of deposit	148,260	3,572	4.85%	123,514	3,189	5.21%
Other borrowings	19,189	324	3.40%	21,686	548	5.10%

Total interest-bearing liabilities	210,973	4,450	4.24%	193,970	4,658	4.84%

Noninterest-bearing liabilities	28,247			31,514
Stockholders’ equity	19,007			17,653
Total liabilities and
stockholders’ equity	$258,227			$243,137

Net interest income before
provision for loan losses		$3,412			$3,965

Interest-rate spread			2.48%			2.89%
Net interest margin (1)			3.01%			3.63%
Ratio of average interest-earning assets
to average interest-bearing liabilities	114.37%			118.12%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Index

Analysis of Changes in Net Interest Income

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of interest-earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for the three and six months periods ended June 30, 2008, compared to the same period in 2007.  For purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis (dollars in thousands):

	Three Months Ended June 30, 2008
	2008 vs. 2007
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$(704)	$360	$(76)	$(420)
Investment securities and interest-bearing deposits	20	(55)	(17)	(52)
Other interest-earning assets	(90)	(126)	73	(143)
Total interest-earning assets	(774)	179	(20)	(615)

Interest-bearing liabilities:
Demand, money market and NOW deposits	(179)	(30)	12	(197)
Savings	(4)	(3)	1	(6)
Certificates of deposit	(182)	220	(29)	9
Other borrowings	(119)	(41)	17	(143)
Total interest-bearing liabilities	(484)	146	1	(337)

Net interest income	$(290)	$33	$(21)	$(278)

	Six Months Ended June 30, 2008
	2008 vs. 2007
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$(1,231)	$791	$(111)	$(551)
Investment securities and interest-bearing deposits	44	(33)	(47)	(36)
Other interest-earning assets	(101)	(152)	79	(174)
Total interest-earning assets	(1,288)	606	(79)	(761)

Interest-bearing liabilities:
Demand, money market and NOW deposits	(304)	(79)	30	(353)
Savings	(6)	(10)	2	(14)
Certificates of deposit	(220)	639	(36)	383
Other borrowings	(183)	(63)	22	(224)
Total interest-bearing liabilities	(713)	487	18	(208)

Net interest income	$(575)	$119	$(97)	$(553)

Comparison of Three Months Ended June 30, 2008 and 2007

Interest Income and Expense

Interest Income.  Interest income was $3,766,000 and $4,381,000 for the three months ended June 30, 2008 and 2007, respectively.  A decrease in yields on average interest-earning assets of 112 basis points, or 14.7%, was minimally offset by a favorable growth in average interest-earning assets of $3.9 million, or 1.7%, resulting in an overall decrease in interest income of $615,000, or 14.0%.  The decrease in yields was the result of the declining interest rate environment in which we operated during the first half of 2008 along with competitive factors.  Recent trends in community banking show declines in net interest margins below historical levels.  Average loans, as a percentage of average interest-earning assets, increased to 83.1% in the second quarter of 2008 as compared with 77.1% in 2007.

Index

We saw a shift in the percentage of average investment securities to total interest-earning assets decrease to 16.0% in 2008 from 18.0% in 2007, while the percentage of average other interest-earning assets to total average interest-earning assets shifted from 4.9% in 2007 to 0.9% in 2008.

Interest Expense.  Interest expense was $2,086,000 and $2,423,000 for the three months ended June 30, 2008 and 2007, respectively.  While most average interest-bearing deposits and other borrowings declined, average certificates of deposit rose 12.9% in the quarter ended June 30, 2008, over the same period in 2007.  This resulted in an overall increase in average interest-bearing liabilities of $9.9 million, or 5.0%. Our average cost of funds (interest-bearing liabilities) decreased to 4.00% in 2008 compared with 4.87% over the same period in 2007, a decline of 17.9%.  A shift in the mix of our interest-bearing deposits, along with decreases in the overall interest rates in our market area, contributed to the decrease in our cost of funds.  Certificates of deposit, with an average cost of funds of 4.66% in 2008 and 5.22% in 2007, represented 70.6% of our total interest-bearing liabilities in 2008 as compared with 65.6% in 2007.  We also experienced declines in the rates we paid on other lower costing deposits and borrowed funds, which outpaced the decline in our cost of funds on certificates of deposit of 10.7%. The shift from lower costing deposits to higher costing deposits can be attributed, in part, to the current interest rate environment as customers seek higher returns on their deposits.

Net Interest Income before Provision for Loan Losses.  Net interest income before provision for loan losses was $1,680,000 and $1,958,000 for the three months ended June 30, 2008 and 2007, respectively.  The net interest margin for the second quarter of 2008 was 3.00% as compared with the net interest margin in 2007 of 3.49%, a decrease of 49 basis points, or 14.0%, which mirrors the overall declines in our yields and cost of funds of 14.7% and 17.9%, respectively.

Provision for Loan Losses

We recorded provisions for loan losses totaling $661,000 and $-0- for the three months ended June 30, 2008 and 2007, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio and the recent downturn in the real estate market that has increased the number of classified and other loans we monitor.

Noninterest Income and Expenses

Noninterest Income.  Total noninterest income decreased by $24,000, or 7.9% for the three months ended June 30, 2008, to $281,000 compared with $305,000 for the same period in June 30, 2007.  Fees and service charges on deposit accounts decreased by $14,000, or 8.1%, in 2008 versus the same period in 2007, which is consistent with the overall declines in demand deposit balances of 7.9%.  Other fee income for banking services decreased $12,000, or 24.0%, due to decreases in usage and per item charges assessed by us for other banking services, principally for ATM and debit card usage.  Mortgage banking fees decreased $19,000, or 67.9%, during this period reflecting a downturn in the residential lending market. These decreases were offset by an increase in income from bank-owned life insurance of $28,000, or 100.0%.

Noninterest Expenses.  Salaries and employee benefits increased $17,000, or 2.2%, in the second quarter of 2008 over 2007.  Expenses of bank premises and fixed assets decreased $20,000, or 6.9%.  Other operating expenses increased $167,000, or 30.5%.  The more significant increases were:

•	higher data processing and settlement fees of $40,000;
•	increases in audit, legal, and professional fees of $21,000;
•	increases in software and telephone expense of $20,000; and
•	expenses related to other real estate owned, which were $77,000 in 2008 versus $-0- in 2007.

These increases are consistent with trends in our account and activity growth, additional costs to manage the loan portfolio and carry foreclosed assets, compliance with SOX 404, and inflationary increases in the overall cost of goods and services.
Pension expense increased $43,000 for the three months ended June 30, 2008, as compared with the same period in 2007.  Our noninterest income from bank-owned life insurance used to fund the pension obligations rose by $28,000.  Recent changes in the accounting for pension obligations funded with bank-owned life insurance also contributed to the overall cost of $9,000 (net of the income tax benefit of $6,000).

Index

Provision (Benefit) for Income Taxes

An income tax summary follows (dollars in thousands):

	Three Months Ended June 30,
	2008	2007
Book income (loss)	$(467)	$660
Nontaxable interest income, net	(169)	(146)
Other, net	(68)	(12)
Taxable income (loss)	$(704)	$502
Tax rate	37.6%	37.6%
Tax provision (benefit)	$(265)	$189
Effective tax rate	56.7%	28.6%

The effective tax rates differ from the federal and state statutory rates of 37.6% principally due to nontaxable investment income.  Tax-exempt income was $169,000 for the second quarter of 2008 as compared with $146,000 in 2007, an increase of 15.8%.

Comparison of Six Months Ended June 30, 2008 and 2007

Interest Income and Expense

Interest Income.  Interest income was $7,862,000 and $8,623,000 for the six months ended June 30, 2008 and 2007, respectively.  A decrease in yields on average interest-earning assets of 101 basis points, or 13.1%, was partially offset by a favorable growth in average interest-earning assets of $12.2 million, or 5.3%, resulting in an overall decrease in interest income of $761,000, or 8.8%.  The decrease in yields was the result of the declining interest rate environment in which we operated during the first half of 2008 along with competitive factors.  Recent trends in community banking show declines in net interest margins below historical levels.  Average loans, as a percentage of average interest-earning assets, increased to 83.0% in 2008 as compared with 79.1% in 2007.

We saw a shift in the percentage of average investment securities to total interest-earning assets decrease to 16.4% in 2008 from 17.8% in 2007, while the percentage of average other interest-earning assets to total average interest-earning assets shifted from 3.1% in 2007 to 0.6% in 2008.

Interest Expense.  Interest expense was $4,450,000 and $4,658,000 for the six months ended June 30, 2008 and 2007, respectively.  While most average interest-bearing deposits and other borrowings declined, average certificates of deposit rose 20.0% for the six months ended June 30, 2008, over the same period of 2007.  This resulted in an overall increase in average interest-bearing liabilities of $17.0 million, or 8.8%.  During the first half of 2008, the interest rates on certificates of deposit declined 36 basis points, or 6.9%, which is not as rapid a decrease as we experienced on our interest-earning assets.  Our average cost of funds (interest-bearing liabilities) decreased to 4.24% in 2008 compared with 4.84% over the same period in 2007.  A shift in the mix of our interest-bearing deposits, along with decreases in the overall interest rates in our market area, contributed to the decrease in our cost of funds.  Certificates of deposit, with an average cost of funds of 4.85% in 2008 and 5.21% in 2007, represented 70.3% of our total interest-bearing liabilities in 2008 as compared with 63.7% in 2007.  We also experienced declines in the rates we paid on other lower costing deposits and borrowed funds, which outpaced the decline in our cost of funds on certificates of deposit.  The shift from lower costing deposits to higher costing deposits can be attributed, in part, to the current interest rate environment as customers seek higher returns on their deposits.

Net Interest Income before Provision for Loan Losses.  Net interest income before provision for loan losses was $3,412,000 and $3,965,000 for the six months ended June 30, 2008 and 2007, respectively.  The net interest margin for the first six months of 2008 was 3.01% as compared with the net interest margin in 2007 of 3.63%, a decrease of 62 basis points, or 17.1%.  Given our composition of interest-bearing liabilities, we experienced a slightly less rapid decrease in our cost of funds of 60 basis points (12.4%), while the rates we earned on our earning assets decreased by 101 basis points (13.1%) in the first six months of 2008 over the same period of 2007.  Our growth in interest-bearing liabilities of 8.8% outpaced the growth in interest earning assets of 5.3%, which impacts our net interest margin.

Index

Provision for Loan Losses

We recorded provisions for loan losses totaling $885,000 and $62,000 for the six months ended June 30, 2008 and 2007, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio and the recent downturn in the real estate market that has increased the number of classified and other loans we monitor.

Noninterest Income and Expenses

Noninterest Income.  Total noninterest income decreased by $8,000, or 1.4%, for the six months ended June 30, 2008, to $557,000 compared with $565,000 for the same period in June 30, 2007.  Fees and service charges on deposit accounts increased $3,000, or 0.9%, in 2008 versus the same period in 2007.  Other fee income for banking services decreased $29,000, or 28.2%, due to decreases in usage and per item charges assessed by us for other banking services, principally for ATM and debit card usage.  Mortgage banking fees decreased $29,000, or 72.5%, during this period reflecting a downturn in the residential lending market. These decreases were offset by an increase in income from bank-owned life insurance of $54,000, or 98.2%.

Noninterest Expenses.  Salaries and employee benefits increased $36,000, or 2.3%, in the first six months of 2008 over 2007.  Group insurance costs rose $48,000 while employee compensation, other benefits, and payroll tax costs declined $12,000.  Expenses of bank premises and fixed assets decreased $23,000, or 4.1%.  Other operating expenses increased $421,000, or 40.6%.  The more significant increases were:

•	higher data processing and settlement fees of $70,000;
•	increases in audit, legal, and professional fees of $81,000;
•	increases in regulatory assessments of $35,000;
•	increases in software and telephone expense of $51,000; and
•	expenses related to other real estate owned, which were $169,000 in 2008 versus $-0- in 2007.

These increases are consistent with trends in our account and activity growth, additional costs to manage the loan portfolio and carry foreclosed assets, compliance with SOX 404, and inflationary increases in the overall cost of goods and services.

Pension expense increased $77,000 for the six months ended June 30, 2008, as compared with the same period in 2007.  Our noninterest income from bank-owned life insurance used to fund the pension obligations rose by $54,000.  Recent changes in the accounting for pension obligations funded with bank-owned life insurance also contributed to the overall cost of $14,000 (net of the income tax benefit of $9,000).

Provision (Benefit) for Income Taxes

An income tax summary follows (dollars in thousands):
	Six Months Ended June 30,
	2008	2007
Book income (loss)	$(495)	$1,323
Nontaxable interest income, net	(339)	(256)
Other, net	(70)	(24)
Taxable income (loss)	$(904)	$1,043
Tax rate	37.6%	37.6%
Tax provision (benefit)	$(340)	$392
Effective tax rate	68.7%	29.6%

The effective tax rates differ from the federal and state statutory rates of 37.6% principally due to nontaxable investment income.  Tax-exempt income was $339,000 for the first six months of 2008 as compared with $256,000 in 2007, an increase of 32.4%.

Index

ITEM 3.  CONTROLS AND PROCEDURES

Background of Internal Controls and Internal Audits.  Oceanside is the sole financial subsidiary of Atlantic.  Oceanside has extensive policies and operating procedures in place for loans, operations, accounting, and compliance.  All audits, whether internal or external, are reported directly to the joint Audit Committee of Oceanside and Atlantic and subsequently to the Boards of Directors of Oceanside and Atlantic.

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

An Annual Meeting of Shareholders was held on April 24, 2008.  At that meeting, a majority of the shareholders of record voted to elect a total of two Class I directors with terms to expire in 2011 (Proposal I); to ratify the Directors’ appointment of Mauldin, Jenkins, Certified Public Accountants, LLC, as the independent registered public accounting firm for Atlantic BancGroup, Inc., for the fiscal year ending December 31, 2008 (Proposal II); to approve the adjournment of the Annual Meeting to solicit additional proxies in the event that there were not sufficient votes to approve any one or more of the proposals at the 2008 Annual Meeting (Proposal III).

Proposal I

Class I Directors with Terms Expiring in 2011
Director	Votes For	Votes Against or Withheld	Votes Abstained
Frank J. Cervone	957,816	21,115	-
Barry W. Chandler	956,856	22,075	-

Proposal II

Votes For	Votes Against or Withheld	Votes Abstained
957,276	20,695	960

Proposal III

Votes For	Votes Against or Withheld	Votes Abstained
940,479	36,733	1,719

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

Legend

(a)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 1999
(b)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2000
(c)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2002
(d)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2003
(e)	Incorporated by reference on Atlantic’s Form 10-QSB for quarter ended September 30, 2006

Index

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (a)
3.2	Bylaws (a)
4.1	Specimen Stock Certificate (a)
10.1	Software License Agreement dated as of October 6, 1997, between Oceanside and File Solutions, Inc. (a)
10.2	File Solutions Software Maintenance Agreement dated as of July 15, 1997, between Oceanside and SPARAK Financial Systems, Inc. (a)
10.3	Remote Data Processing Agreement dated as of March 3, 1997, between Oceanside and Bankers Data Services, Inc. (a)
10.4	Lease dated September 27, 2000, between MANT EQUITIES, LLC and Oceanside. (b)
10.5	Lease dated August 22, 2002, between PROPERTY MANAGEMENT SUPPORT, INC., and Oceanside. (c)
10.6	Change in Control Agreement for Barry W. Chandler. (e)
10.7	Change in Control Agreement for David L. Young. (e)
10.8	Change in Control Agreement for Grady R. Kearsey. (e)
14	Code of Ethics for Senior Officers Policy. (d)
31.1	Certifications of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certifications of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic BancGroup, Inc.

Date: August 14, 2008	/s/ Barry W. Chandler
Barry W. Chandler
President and Principal Executive Officer

Date: August 14, 2008	/s/ David L. Young
David L. Young
Executive Vice President,
Principal Financial Officer, and
Corporate Secretary