Form 10-Q
period 2008-09-30
ATLANTIC BANCGROUP INC
filed 2008-11-14
CIK 1087790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(904) 247-9494
(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]    NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $0.01 per share	1,247,516
(Class)	Outstanding at November 3, 2008

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY

FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 2008

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Data)

	September 30, 2008	December 31,
	(Unaudited)	2007
ASSETS
Cash and due from banks	$4,994	$4,656
Federal funds sold	100	-
Total cash and cash equivalents	5,094	4,656

Investment securities, available-for-sale	18,948	25,538
Investment securities, held-to-maturity (market value of $14,406 in 2008 and
$15,522 in 2007)	15,537	15,762
Restricted stock, at cost	1,090	746
Loans, net	205,372	201,891
Bank premises and equipment	3,604	3,784
Other real estate owned	4,313	-
Accrued interest receivable	1,163	1,538
Deferred income taxes	1,625	996
Investment in unconsolidated subsidiary	93	93
Cash surrender value of bank-owned life insurance	4,833	4,680
Other assets	1,369	1,722

TOTAL	$263,041	$261,406

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$26,395	$27,278
Interest-bearing	182,077	190,213

Total deposits	208,472	217,491

Short-term borrowings	22,158	18,188
Long-term borrowings	12,393	5,393
Accrued interest payable	274	384
Other liabilities	1,884	1,094

Total liabilities	245,181	242,550

Commitments and contingencies	-	-

Stockholders' equity:
Common stock	12	12
Additional paid-in capital	11,788	11,788
Retained earnings	6,066	7,140
Accumulated other comprehensive loss:
Net unrealized holding losses on securities, available-for-sale	(6)	(84)

Total stockholders' equity	17,860	18,856

TOTAL	$263,041	$261,406

Book value per common share	$14.32	$15.11

Common shares outstanding	1,247,516	1,247,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest and fees on loans	$3,345	$3,881	$10,303	$11,390
Investment income on investment securities and
interest-bearing deposits in banks	232	320	777	984
Tax-exempt interest income on investment securities	167	171	506	427
Interest on federal funds sold	8	22	28	216
Total interest income	3,752	4,394	11,614	13,017

Interest on deposits	1,854	2,100	5,980	6,210
Short-term borrowings	79	235	258	639
Long-term borrowings	89	73	234	217
Total interest expense	2,022	2,408	6,472	7,066

Net interest income before provision for loan losses	1,730	1,986	5,142	5,951

Provision for loan losses	1,735	410	2,620	472

Net interest income after provision for loan losses	(5)	1,576	2,522	5,479

Noninterest income:
Fees and service charges on deposit accounts	183	150	505	469
Other fee income for banking services	36	50	110	153
Mortgage banking fees	2	12	13	52
Investment in bank-owned life insurance	56	44	165	99
Dividends from restricted stock	9	8	26	25
Dividends on trust preferred securities	1	1	4	4
Other income	9	8	30	36
Total noninterest income	296	273	853	838

Noninterest expenses:
Salaries and employee benefits	786	800	2,364	2,342
Expenses of bank premises and fixed assets	280	286	822	851
Other operating expenses	745	574	2,204	1,612
Total noninterest expenses	1,811	1,660	5,390	4,805

Income (loss) before provision for income taxes	(1,520)	189	(2,015)	1,512

Provision (benefit) for income taxes	(681)	(12)	(1,021)	380

Net income (loss)	(839)	201	(994)	1,132

Other comprehensive income, net of income taxes:
Unrealized holding gains arising during period	85	241	78	35

Comprehensive income (loss)	$(754)	$442	$(916)	$1,167

Earnings (loss) per common share
Basic	$(0.68)	$0.16	$(0.80)	$0.91
Diluted	$(0.68)	$0.16	$(0.80)	$0.91

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$(839)	$201	$(994)	$1,132
Provision for loan losses	1,735	410	2,620	472
Depreciation and amortization	79	79	236	238
Net premium amortization and discount accretion	(4)	(7)	(19)	(21)
Net change in other assets and liabilities	(511)	(86)	(5.353)	(608)

Net cash provided (used) by operating activities	460	597	(3,510)	1,213

Cash flows from investing activities:
Net (increase) decrease in:
Investment securities	1,282	1,093	6,709	(2,544)
Loans	(5,549)	(12,837)	(6,101)	(17,919)
Proceeds from sales of other real estate owned	55	-	1,445	-
Investment in bank-owned life insurance	-	-	-	(2,000)
Purchases of bank premises and equipment, net	(4)	(14)	(56)	(118)

Net cash provided (used) by investing activities	(4,216)	(11,758)	1,997	(22,581)

Cash flows from financing activities:
Net increase (decrease) in deposits	(10,690)	(5,677)	(9,019)	9,171
Net increase in other borrowings	9,978	7,131	10,970	3,979

Net cash provided (used) by financing activities	(712)	1,454	1,951	13,150

Net increase (decrease) in cash and cash equivalents	(4,468)	(9,707)	438	(8,218)

Cash and cash equivalents at beginning of period	9,562	19,188	4,656	17,699

Cash and cash equivalents at end of period	$5,094	$9,481	$5,094	$9,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars In Thousands)

					Net
					Unrealized
					Holding Gains
					(Losses) on
			Additional		Securities	Total
	Common Stock		Paid-in	Retained	Available-	Stockholders'
	Shares	Amount	Capital	Earnings	for-Sale	Equity

Balance, December 31, 2007,
as previously reported	1,247,516	$12	$11,788	$7,140	$(84)	$18,856

Cumulative effect adjustment -
Implementation of EITF 06-10
(See Notes 1 and 9)	-	-	-	(81)	-	(81)

Balance, January 1, 2008	1,247,516	12	11,788	7,059	(84)	18,775

Comprehensive income:
Net income for the quarter	-	-	-	47	-
Net change in unrealized
holding gains on securities
available-for-sale	-	-	-	-	351

Total comprehensive income	-	-	-	-	-	398

Balance, March 31, 2008	1,247,516	12	11,788	7,106	267	19,173

Comprehensive loss:
Net loss for the quarter	-	-	-	(202)	-
Net change in unrealized
holding losses on securities
available-for-sale	-	-	-	-	(358)

Total comprehensive loss	-	-	-	-	-	(560)

Balance, June 30, 2008	1,247,516	12	11,788	6,904	(91)	18,613

Comprehensive loss:
Net loss for the quarter	-	-	-	(839)	-
Net change in unrealized
holding gains on securities
available-for-sale	-	-	-	-	85

Total comprehensive loss	-	-	-	-	-	(754)

Rounding	-	-	-	1	-	1

Balance, September 30, 2008	1,247,516	$12	$11,788	$6,066	$(6)	$17,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

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

Our condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation.  Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year.  The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2007, and are incorporated herein by reference.

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
SEPTEMBER 30, 2008

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”) which replaces SFAS 141.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) is effective for acquisitions by Atlantic taking place on or after January 1, 2009.  Early adoption is prohibited.  Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. Atlantic will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest).  As a result, diversity in practice exists.  In some cases, minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity.  Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement.  SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests.  SFAS 160 is effective for Atlantic on January 1, 2009.  Earlier adoption is prohibited.  Atlantic is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations, and cash flows.

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

In February 2008, the FASB issued FASB Staff Position No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP 140-3”).  This FSP provides guidance on accounting for a transfer of a financial asset and the transferor’s repurchase financing of the asset.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140.  However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140.  FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted.  Accordingly, this FSP is effective for Atlantic on January 1, 2009.  Atlantic is currently evaluating the impact, if any, the adoption of FSP 140-3 will have on its financial position, results of operations, and cash flows.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited.  Accordingly, this FSP is effective for Atlantic on January 1, 2009.  Atlantic does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations, or cash flows.

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice.  The application of SFAS No. 162 will have no effect on Atlantic’s financial position, results of operations, or cash flows.

The SEC’s Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 (“Press Release”) to provide clarifications on fair value accounting.  The press release includes guidance on the use of management’s internal assumptions and the use of “market” quotes.  It also reiterates the factors in SEC Staff Accounting Bulletin (“SAB”) Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition, and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

On October 10, 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP SFAS 157-3”).  This FSP clarifies the application of SFAS No. 157, Fair Value Measurements (see Note 6) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued.  For Atlantic, this FSP is effective for the quarter ended September 30, 2008.

Atlantic considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008, and determined that it did not result in a change to its impairment estimation techniques.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on Atlantic’s financial position, results of operations, or cash flows.

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS (LOSS)

Basic earnings (loss) per share (“EPS”) amounts are computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2008 and 2007.  Diluted EPS are computed by dividing net earnings (loss) by the weighted average number of shares and all dilutive potential shares outstanding during the period.  We have no dilutive potential shares outstanding for 2008 or 2007.  The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended September 30, 2008 and 2007 (dollars and number of shares in thousands):

	Three Months Ended September 30,
	2008	2007
Basic and diluted EPS computation:
Numerator - Net income (loss)	$(839)	$201
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic and diluted earnings (loss) per share	$(0.68)	$0.16

	Nine Months Ended September 30,
	2008	2007
Basic and diluted EPS computation:
Numerator - Net income (loss)	$(994)	$1,132
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic and diluted earnings (loss) per share	$(0.80)	$0.91

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

	September 30, 2008				December 31, 2007
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale
U.S. Government-sponsored
agency securities	$2,984	$9	$(3)	$2,990	$2,983	$36	$-	$3,019
Mortgage-backed securities	15,974	57	(73)	15,958	22,691	46	(218)	22,519
	18,958	66	(76)	18,948	25,674	82	(218)	25,538
Held-to-maturity
State, county and
municipal bonds	15,537	100	(1,231)	14,406	15,762	131	(371)	15,522
Total investment securities	$34,495	$166	$(1,307)	$33,354	$41,436	$213	$(589)	$41,060

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

The unrealized gains on investment securities were caused principally by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Atlantic has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. Temporary net decreases in fair value of securities available-for-sale at September 30, 2008, of $10,000 (less deferred income taxes of $4,000) are regarded as an adjustment to stockholders' equity totaling $6,000.  The estimated fair value of securities is determined on the basis of market quotations.

At September 30, 2008, securities with an amortized cost of $865,000 and fair value of $887,000 were pledged to secure deposits of public funds from the State of Florida and treasury tax and loan deposits with the Federal Reserve.

At September 30, 2008, securities were sold under an agreement to repurchase with a fair value in excess of $15.9 million, which effectively collateralizes overnight customer repurchase agreements totaling $15.9 million.  At September 30, 2008, securities with a fair value of $3.7 million were pledged for overnight borrowings at the Federal Reserve discount window. At September 30, 2008, no amounts were outstanding under this daily credit facility.

There were no securities of a single issuer, which are non-governmental or non-government sponsored, that exceeded 10% of stockholders’ equity at September 30, 2008.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):
	September 30,	December 31,
	2008	2007
Real estate loans:
Construction, land development, and other land (1)	$44,419	$53,197
1-4 family residential	55,375	45,708
Multifamily residential	1,244	1,784
Commercial (2)	90,798	86,785
	191,836	187,474
Commercial loans	13,156	11,485
Consumer and other loans	3,861	5,138
Total loan portfolio	208,853	204,097
Less, deferred fees	(28)	(37)
Less, allowance for loan losses	(3,453)	(2,169)
Loans, net	$205,372	$201,891

(1)	includes $17,399 in 1-4 family residential construction loans at September 30, 2008.
(2)	includes $63,311 in loans secured by owner-occupied nonfarm nonresidential properties at September 30, 2008.

A summary of the activity in Other Real Estate Owned (foreclosed assets) for 2008 follows (dollars in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2008	September 30, 2008

Balance, beginning of period	$4,149	$-
Loans transferred to Other Real Estate Owned
(net of charge-offs, participations, and capitalized expenses)	219	5,758
Sale of foreclosed assets	(55)	(1,445)
Ending balance	$4,313	$4,313

Costs charged to operating expenses for
foreclosed assets, net	$102	$239
Gain on disposal of foreclosed assets, net	(36)	(4)
Total direct costs of foreclosed assets	$66	$235

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses.  We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb probable losses inherent in the loan portfolio.  Activity in the allowance for loan losses follows (dollars in thousands):

	For the Nine	For the Twelve
	Months Ended	Months Ended
	September 30, 2008	December 31, 2007

Balance, beginning of period	$2,169	$1,599
Provisions charged to operating expenses	2,620	629
Loans, charged-off	(1,356)	(75)
Recoveries	20	16

Balance, end of period	$3,453	$2,169

We had five loans totaling $5,284,000 at September 30, 2008, categorized as nonaccrual, and eight loans totaling $6,222,000 categorized as nonaccrual at December 31, 2007. We had one loan totaling $1,451,000 past due 90 days or more and still accruing interest at September 30, 2008, compared with one loan totaling $164,000 at December 31, 2007. Loans over 90 days past due that are well secured and in process of collection remain on accrual status in accordance with regulatory guidelines.

NOTE 6 - OTHER BORROWINGS

A summary of other borrowings follows (dollars in thousands):

	September 30,	December 31,
	2008	2007

Customer repurchase agreements	$15,883	$13,816
Federal funds purchased	6,275	4,372

Total short-term borrowings	$22,158	$18,188

FHLB of Atlanta advances	$9,300	$2,300
Junior subordinated debentures	3,093	3,093

Total long-term borrowings	$12,393	$5,393

During the third quarter of 2008, we borrowed an additional $7.0 million from the FHLB of Atlanta.  At September 30, 2008, the interest rate was 3.25% and the advance matures in July 2009.

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.  Our exposure to credit loss is represented by the contractual amount of these commitments.  We follow the same credit policies in making commitments as we do for on-balance sheet instruments.  Financial instruments at September 30, 2008, consisted of commitments to extend credit approximating $19.9 million and standby letters of credit of $1.9 million.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (Continued)

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

NOTE 8 - REGULATORY CAPITAL

Oceanside is required to maintain certain minimum regulatory capital requirements.  The following is a summary at September 30, 2008, of the regulatory capital requirements and actual capital on a percentage basis for Oceanside:
		Regulatory
	Actual	Requirement

Total capital ratio to risk-weighted assets	10.28%	8.00%
Tier 1 capital ratio to risk-weighted assets	9.03%	4.00%
Tier 1 capital to average assets	7.95%	4.00%

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
SEPTEMBER 30, 2008

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the assets or liabilities, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where more than one level of input exists for assets or liabilities, the lowest level of input that is significant to the fair value measurement in its entirety will be used in determining the fair value hierarchy.  Atlantic’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The table below presents the Atlantic’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets (dollars in thousands):
Investment securities, available-for-sale	$-	$18,948	$-	$18,948

Total assets at fair value	$-	$18,948	$-	$18,948

Index

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made.  We advise readers that the factors listed above, as well as others, could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

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

Results of Operations

Our net loss for the three and nine months ended September 30, 2008, was $839,000 and $994,000, respectively, as compared with net income of $201,000 and $1,132,000, respectively, as reported in the same periods of 2007.  Average earning assets increased 5.0% for the first nine months of 2008 over the same period of 2007.  For the three months ended September 30, 2008, the rate of growth in average interest earning assets was 4.5% over the same period of 2007.  An overview of the more significant matters affecting our results of operations follows:

•
Average loans grew at a pace of $19.0 million, or 10.4%, for the nine months ended September 30, 2008, over the same period of 2007.  With the growth in average certificates of deposit of $21.7 million, or 17.3%, we were able to fund the increased loan demand.

•
Net interest income (before provision for loan losses) decreased $809,000, or 13.6%, for the nine months ended September 30, 2008, over the same period in 2007.  This decrease is due primarily to lower yields on loans, which have not been fully offset by the decline in yields on deposits, and the increase in nonaccrual loans for which interest is not recorded.

•
Our results for 2008 included additional reserves set aside to offset loan charge-offs and real estate foreclosures during 2008.  The provision for loan losses for the first nine months of 2008 totaled $2,620,000, rising 455.1% over 2007 levels.

•
Total noninterest expenses increased $585,000, or 12.2%, for the nine months ended September 30, 2008, over the same period in 2007.  The cost to manage the loan portfolio and carry foreclosed assets increased with direct expenses and losses for foreclosed assets charged to operations of $235,000 for the nine months ended September 30, 2008.  Other related costs such as collection, legal, and audit expenses also rose at a faster pace.

•
Pension expense reported in noninterest expenses increased $111,000 for the first nine months of 2008 as compared with 2007, which was partially offset by an increase in noninterest income of $66,000 from bank-owned life insurance used to fund the pension obligations.

Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three and nine months ended September 30, 2008):

	Three Months	Nine Months	Year Ended
	Ended	Ended	December 31,
	September 30, 2008	September 30, 2008	2007

Return on average assets	-1.28%	-0.51%	0.57%
Return on average equity	-18.04%	-7.05%	7.77%
Interest-rate spread	2.54%	2.50%	2.78%
Net interest margin	3.00%	3.01%	3.49%
Noninterest expenses to average assets	2.77%	2.78%	2.59%

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

Index

We expect to meet our liquidity needs with:

•	Available cash, including both interest and noninterest-bearing balances, and federal funds sold, which totaled $5.1 million at September 30, 2008;
•	The repayment of loans, which include loans with a remaining maturity of one year or less (excluding those in nonaccrual status) totaling $41.4 million;
•	Proceeds of unpledged securities available-for-sale and principal repayments from mortgage-backed securities;
•	Growth in deposits; and,
•	If necessary, borrowing against approved lines of credit and other alternative funding strategies.

Short-Term Investments.  Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $100,000 at September 30, 2008, as compared to $-0- at December 31, 2007.  These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.  We regularly review our liquidity position and have implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the statement of financial condition and funding from non-core sources.  To further enhance our liquidity, we have developed alternative funding strategies that have been approved by our Board of Directors.

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

Core Deposits.  Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  We had core deposits totaling $159.3 million at September 30, 2008, and $159.7 million at December 31, 2007, a decrease of 0.3%.  We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future.

Customers with large certificates of deposit tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.  Some financial institutions acquire funds in part through large certificates of deposit obtained through brokers.  These brokered deposits are sometimes more costly and are less desirable as long-term funding sources; however, currently the rates on our brokered deposits are more favorable than the local retail deposit market.  Brokered certificates of deposit issued by us totaled $26.2 million at September 30, 2008, and $17.9 million at December 31, 2007, an increase of 46.5%.

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities.  At September 30, 2008, we had commitments to originate loans totaling $19.9 million, and had issued, but unused, standby letters of credit of $1.9 million for the same period.  In addition, scheduled maturities of certificates of deposit during the twelve months following September 30, 2008, total $104.7 million.  We believe that adequate resources exist to fund all our anticipated commitments, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations).  Management believes, as of September 30, 2008, that we met all minimum capital adequacy requirements to which we are subject.

Index

As of the most recent reporting period for the quarter ended September 30, 2008, Oceanside’s ratios exceeded the minimum levels for the well-capitalized category.  An institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  At September 30, 2008, Oceanside’s actual capital amounts and percentages are presented in the following table (dollars in thousands):

	Actual		Minimum(1)		Well-Capitalized(2)
	Amount	%	Amount	%	Amount	%

Total capital to risk-weighted assets	$23,533	10.28%	$18,305	8.00%	$22,882	10.00%
Tier 1 capital to risk-weighted assets	$20,665	9.03%	$9,153	4.00%	$13,729	6.00%
Tier 1 capital to average assets	$20,665	7.95%	$10,392	4.00%	$12,990	5.00%

(1)      The minimum required for adequately capitalized purposes.
(2)      To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations for banks.

There are no conditions or events since September 30, 2008, that management believes have changed Oceanside’s category.

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

Asset Classification.  Commercial banks are required to review and, when appropriate, classify their assets on a regular basis.  The State of Florida and the FDIC have the authority to identify problem assets and, if appropriate, require them to be classified or require a different classification than management has assessed.  There are three classifications for problem (or classified) assets: substandard, doubtful, and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  If an asset or portion thereof is classified as loss, the insured institution establishes a specific reserve for the full amount of the portion of the asset classified as loss.  All or a portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.  Assets that do not warrant classification in the aforementioned categories, but possess weaknesses, are classified by us as special mention and monitored.  We also monitor other loans based on a variety of factors and internally designate these loans as watch list loans.

Management monitors our loan portfolio throughout the month for classification changes.  Each quarter, we perform a detailed internal review to determine an appropriate level of reserves to set aside for probable losses in our loan portfolio.  We supplement our internal reviews with semiannual external loan reviews performed by an independent public accounting firm.  The regulatory agencies also have the authority to require additional levels of reserves if they deem necessary despite management’s best efforts to establish an appropriate level of reserves consistent with generally accepted accounting principles.  Sometimes our collective assessments from internal and loan reviews may differ from the regulatory assessment.

At September 30, 2008, we had 64 loans totaling approximately $31.9 million classified as substandard and five loans totaling approximately $4.5 million classified as doubtful.  We had no loans classified as loss at September 30, 2008. At September 30, 2008, management had provided specific reserves totaling $2.0 million for loans risk-rated substandard or lower.

The sharp increase in loans classified substandard or lower from December 31, 2007, levels of $8.0 million reflect the general economic downturn in real estate activities in our trade area.  Five loan relationships account for approximately $18.8 million, or 51.6%, of all internally classified loans.  Of the five loans, one is secured by residential condominiums, one is secured by a primary residence and approximately 17.8 surrounding acres, and the remaining three loans are secured principally by commercial real estate or land for real estate development and

Index

vehicles.  These five loan relationships have specific reserves of approximately $1.4 million, based on management’s estimate of the underlying collateral value (net of liquidation costs).

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

A summary of balances in the allowance for loan losses and key ratios follows (dollars in thousands):

	For the Nine Months Ended	For the Twelve Months Ended
	September 30, 2008	December 31, 2007

End of period loans (net of deferred fees)	$208,825	$204,060
End of period allowance for loan losses	$3,453	$2,169
% of allowance for loan losses to total loans	1.65%	1.06%
Average loans for the period	$202,258	$187,544
Net charge-offs as a percentage of average loans
for the period (annualized for 2008)	0.88%	0.03%
Nonperforming assets:
Nonaccrual loans	$5,284	$6,222
Loans past due 90 days or more and still accruing (*)	1,451	164
Foreclosed real estate	4,313	-
Other repossessed assets	77	-
	$11,125	$6,386
Nonperforming loans to period end loans	3.23%	3.13%
Nonperforming assets to period end total assets	4.23%	2.44%

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

	For the Three Months Ended September 30,
	2008			2007
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$206,206	$3,345	6.45%	$187,393	$3,881	8.22%
Investment securities and
interest-bearing deposits (1)	35,169	399	5.66%	43,230	491	5.45%
Other interest-earning assets	1,161	8	2.74%	1,465	22	5.96%

Total interest-earning assets (1)	242,536	3,752	6.32%	232,088	4,394	7.69%

Noninterest-earning assets	17,265			14,910

Total assets	$259,801			$246,998

Interest-bearing liabilities:
Demand, money market
and NOW deposits	$39,124	233	2.37%	$41,220	408	3.93%
Savings	2,959	7	0.94%	3,429	13	1.50%
Certificates of deposit	143,961	1,614	4.46%	128,365	1,679	5.19%
Other borrowings	26,620	168	2.51%	24,860	308	4.92%

Total interest-bearing liabilities	212,664	2,022	3.78%	197,874	2,408	4.83%

Noninterest-bearing liabilities	28,631			30,800
Stockholders’ equity	18,506			18,324
Total liabilities and
stockholders’ equity	$259,801			$246,998

Net interest income before
provision for loan losses		$1,730			$1,986

Interest-rate spread			2.54%			2.86%
Net interest margin (1)			3.00%			3.57%
Ratio of average interest-earning assets
to average interest-bearing liabilities	114.05%			117.29%

(1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Index

	For the Nine Months Ended September 30,
	2008			2007
	Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$202,258	$10,303	6.80%	$183,276	$11,390	8.31%
Investment securities and
interest-bearing deposits (1)	38,031	1,283	5.58%	41,564	1,411	5.37%
Other interest-earning assets	1,414	28	2.65%	5,277	216	5.47%

Total interest-earning assets (1)	241,703	11,614	6.59%	230,117	13,017	7.71%

Noninterest-earning assets	17,063			14,336

Total assets	$258,766			$244,453

Interest-bearing liabilities:
Demand, money market
and NOW deposits	$40,026	769	2.57%	$43,336	1,297	4.00%
Savings	3,013	25	1.11%	4,046	45	1.49%
Certificates of deposit	146,818	5,186	4.72%	125,149	4,868	5.20%
Other borrowings	21,683	492	3.03%	22,756	856	5.03%

Total interest-bearing liabilities	211,540	6,472	4.09%	195,287	7,066	4.84%

Noninterest-bearing liabilities	28,380			31,276
Stockholders’ equity	18,846			17,890
Total liabilities and
stockholders’ equity	$258,766			$244,453

Net interest income before
provision for loan losses		$5,142			$5,951

Interest-rate spread			2.50%			2.87%
Net interest margin (1)			3.01%			3.61%
Ratio of average interest-earning assets
to average interest-bearing liabilities	114.26%			117.84%

(1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Index

Analysis of Changes in Net Interest Income

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of interest-earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for the three and nine months periods ended September 30, 2008, compared to the same period in 2007.  For purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis (dollars in thousands):

	Three Months Ended September 30, 2008
	2008 vs. 2007
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$(834)	$389	$(91)	$(536)
Investment securities and interest-bearing deposits	23	(110)	(5)	(92)
Other interest-earning assets	(12)	(5)	3	(14)
Total interest-earning assets	(823)	274	(93)	(642)

Interest-bearing liabilities:
Demand, money market and NOW deposits	(162)	(21)	8	(175)
Savings	(5)	(2)	1	(6)
Certificates of deposit	(236)	203	(32)	(65)
Other borrowings	(151)	22	(11)	(140)
Total interest-bearing liabilities	(554)	202	(34)	(386)

Net interest income	$(269)	$72	$(59)	$(256)

	Nine Months Ended September 30, 2008
	2008 vs. 2007
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$(2,072)	$1,181	$(196)	$(1,087)
Investment securities and interest-bearing deposits	65	(142)	(51)	(128)
Other interest-earning assets	(111)	(158)	81	(188)
Total interest-earning assets	(2,118)	881	(166)	(1,403)

Interest-bearing liabilities:
Demand, money market and NOW deposits	(464)	(99)	35	(528)
Savings	(12)	(12)	4	(20)
Certificates of deposit	(450)	844	(76)	318
Other borrowings	(341)	(40)	17	(364)
Total interest-bearing liabilities	(1,267)	693	(20)	(594)

Net interest income	$(851)	$188	$(146)	$(809)

Comparison of Three Months Ended September 30, 2008 and 2007

Interest Income and Expense

Interest Income.  Interest income was $3,752,000 and $4,394,000 for the three months ended September 30, 2008 and 2007, respectively.  A decrease in yields on average interest-earning assets of 137 basis points was partially offset by a favorable growth in average interest-earning assets of $10.4 million, or 4.5%, resulting in an overall decrease in interest income of $642,000, or 14.6%.  The decrease in yields was the result of the declining interest rate environment in which we operated during 2008 along with competitive factors.  Recent trends in community banking show declines in net interest margins below historical levels.  Average loans, as a percentage of average interest-earning assets, increased to 85.0% in the third quarter of 2008 as compared with 80.7% in 2007.

Index

We saw a shift in the percentage of average investment securities to total interest-earning assets decrease to 14.5% in 2008 from 18.6% in 2007, while the percentage of average other interest-earning assets to total average interest-earning assets was 0.6% in 2007 and 0.5% in 2008.

Interest Expense.  Interest expense was $2,022,000 and $2,408,000 for the three months ended September 30, 2008 and 2007, respectively.  While most average interest-bearing deposits declined, average certificates of deposit rose 12.1% in the quarter ended September 30, 2008, over the same period in 2007.  This resulted in an overall increase in average interest-bearing liabilities of $14.8 million, or 7.5%. Our average cost of funds (interest-bearing liabilities) decreased to 3.78% in 2008 compared with 4.83% over the same period in 2007.  A shift in the mix of our interest-bearing deposits, along with decreases in the overall interest rates in our market area, contributed to the decrease in our cost of funds.  Certificates of deposit, with an average cost of funds of 4.46% in 2008 and 5.19% in 2007, represented 67.7% of our total interest-bearing liabilities in 2008 as compared with 64.9% in 2007.  We experienced declines in the rates we paid on other lower costing deposits and borrowed funds, which outpaced the decline in our cost of funds on certificates of deposit of 73 basis points.  A shift from lower costing deposits to higher costing deposits attributable, in part, to the current interest rate environment kept us from realizing further reductions in our overall interest expense.

Net Interest Income before Provision for Loan Losses.  Net interest income before provision for loan losses was $1,730,000 and $1,986,000 for the three months ended September 30, 2008 and 2007, respectively.  The net interest margin for the third quarter of 2008 was 3.00% as compared with the net interest margin in 2007 of 3.57%, a decrease of 57 basis points, or 16.0%, which reflects the overall declines in our yields and cost of funds of 17.8% and 21.7%, respectively.

Provision for Loan Losses

We recorded provisions for loan losses totaling $1,735,000 and $410,000 for the three months ended September 30, 2008 and 2007, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio and the downturn in the real estate market that has increased the number of classified and other loans we monitor.

Noninterest Income and Expenses

Noninterest Income.  Total noninterest income increased by $23,000, or 8.4% for the three months ended September 30, 2008, to $296,000 compared with $273,000 for the same period in September 30, 2007.  Fees and service charges on deposit accounts increased $33,000, or 22.0%, in 2008 versus the same period in 2007, primarily due to increased NSF fees.  Other fee income for banking services decreased $14,000, or 28.0%, due to decreases in usage and per item charges assessed by us for other banking services, principally for ATM and debit card usage.  Mortgage banking fees decreased $10,000, or 83.3%, during this period reflecting a downturn in the residential lending market. These decreases were offset by an increase in income from bank-owned life insurance of $12,000, or 27.3%, related primarily to increased investment in bank-owned life insurance during 2007 of $2.0 million.

Noninterest Expenses.  Salaries and employee benefits decreased $14,000, or 1.8%, in the third quarter of 2008 over 2007.  Expenses of bank premises and fixed assets decreased $6,000, or 2.1%.  Other operating expenses increased $171,000, or 29.8%.  The more significant increases were:

•	higher data processing and settlement fees of $12,000;
•	increases in audit, legal, and professional fees of $23,000;
•	increases in regulatory assessments of $13,000;
•	increases in software and telephone expense of $18,000; and
•	expenses related to other real estate owned, which were $66,000 in 2008 versus $-0- in 2007.

These increases are consistent with trends in our account and activity growth, additional costs to manage the loan portfolio and carry foreclosed assets, compliance with SOX 404, and inflationary increases in the overall cost of goods and services.

Pension expense increased $34,000 for the three months ended September 30, 2008, as compared with the same period in 2007.  Our noninterest income from bank-owned life insurance used to fund the pension obligations rose by $12,000.  Recent changes in the accounting for pension obligations funded with bank-owned life insurance also contributed to the overall cost of $14,000 (net of the income tax benefit of $8,000).

Index

Provision (Benefit) for Income Taxes

An income tax summary follows (dollars in thousands):
	Three Months Ended September 30,
	2008	2007
Book income (loss)	$(1,520)	$189
Nontaxable interest income, net	(167)	(171)
Other, net	(123)	(50)
Taxable income (loss)	$(1,810)	$(32)
Tax rate	37.6%	37.6%
Tax provision (benefit)	$(681)	$(12)
Effective rate	44.8%	6.3%

The effective tax rates differ from the federal and state statutory rates of 37.6% principally due to nontaxable investment income.  Tax-exempt income was $167,000 for the third quarter of 2008 as compared with $171,000 in 2007, a decrease of 2.3%.

Comparison of Nine Months Ended September 30, 2008 and 2007

Interest Income and Expense

Interest Income.  Interest income was $11,614,000 and $13,017,000 for the nine months ended September 30, 2008 and 2007, respectively.  A decrease in yields on average interest-earning assets of 112 basis points was partially offset by a favorable growth in average interest-earning assets of $11.6 million, or 5.0%, resulting in an overall decrease in interest income of $1,403,000, or 10.8%.  The decrease in yields was the result of the declining interest rate environment in which we operated during 2008 along with competitive factors.  Recent trends in community banking show declines in net interest margins below historical levels.  Average loans, as a percentage of average interest-earning assets, increased to 83.7% in 2008 as compared with 79.6% in 2007.

We saw a shift in the percentage of average investment securities to total interest-earning assets decrease to 15.7% in 2008 from 18.1% in 2007, while the percentage of average other interest-earning assets to total average interest-earning assets shifted from 2.3% in 2007 to 0.6% in 2008.

Interest Expense.  Interest expense was $6,472,000 and $7,066,000 for the nine months ended September 30, 2008 and 2007, respectively.  While most average interest-bearing deposits and other borrowings declined, average certificates of deposit rose 17.3% for the nine months ended September 30, 2008, over the same period of 2007.  This resulted in an overall increase in average interest-bearing liabilities of $16.3 million, or 8.3%.  During 2008, the interest rates on certificates of deposit declined 48 basis points, which is not as rapid a decrease as we experienced on our interest-earning assets.  Our average cost of funds (interest-bearing liabilities) decreased to 4.09% in 2008 compared with 4.84% over the same period in 2007.  A shift in the mix of our interest-bearing deposits, along with decreases in the overall interest rates in our market area, contributed to the decrease in our cost of funds.  Certificates of deposit, with an average cost of funds of 4.72% in 2008 and 5.20% in 2007, represented 69.4% of our total interest-bearing liabilities in 2008 as compared with 64.1% in 2007.  We experienced declines in the rates we paid on other lower costing deposits and borrowed funds, which outpaced the decline in our cost of funds on certificates of deposit.  A shift from lower costing deposits to higher costing deposits attributable, in part, to the current interest rate environment kept us from realizing further reductions in our overall interest expense.

Net Interest Income before Provision for Loan Losses.  Net interest income before provision for loan losses was $5,142,000 and $5,951,000 for the nine months ended September 30, 2008 and 2007, respectively.  The net interest margin for the first nine months of 2008 was 3.01% as compared with the net interest margin in 2007 of 3.61%, a decrease of 60 basis points, or 16.6%.  Given our composition of interest-bearing liabilities, we experienced a less rapid decrease in our cost of funds of 75 basis points, or 15.5%, while the rates we earned on our earning assets decreased by 112 basis points, or 14.5%, in the first nine months of 2008 over the same period of 2007.  Our growth in interest-bearing liabilities of 8.4% outpaced the growth in interest earning assets of 5.0%, which impacts our net interest margin.

Index

Provision for Loan Losses

We recorded provisions for loan losses totaling $2,620,000 and $472,000 for the nine months ended September 30, 2008 and 2007, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio and the downturn in the real estate market that has increased the number of classified and other loans we monitor.

Noninterest Income and Expenses

Noninterest Income.  Total noninterest income increased $15,000, or 1.8%, for the nine months ended September 30, 2008, to $853,000 compared with $838,000 for the same period in 2007.  Fees and service charges on deposit accounts increased $36,000, or 7.7%, in 2008 versus the same period in 2007 primarily due to increased NSF fees.  Other fee income for banking services decreased $43,000, or 28.1%, due to decreases in usage and per item charges assessed by us for other banking services, principally for ATM and debit card usage.  Mortgage banking fees decreased $39,000, or 75.0%, during this period reflecting a downturn in the residential lending market. These decreases were offset by an increase in income from bank-owned life insurance of $66,000, or 66.7%, related primarily to increased investment in bank-owned life insurance during 2007 of $2.0 million.

Noninterest Expenses.  Salaries and employee benefits increased $22,000, or 0.9%, in the first nine months of 2008 over 2007.  Expenses of bank premises and fixed assets decreased $29,000, or 3.4%.  Other operating expenses increased $592,000, or 36.7%.  The more significant increases were:

•	higher data processing and settlement fees of $82,000;
•	increases in audit, legal, and professional fees of $104,000;
•	increases in regulatory assessments of $48,000;
•	increases in software and telephone expense of $69,000; and
•	expenses related to other real estate owned, which were $235,000 in 2008 versus $-0- in 2007.

These increases are consistent with trends in our account and activity growth, additional costs to manage the loan portfolio and carry foreclosed assets, compliance with SOX 404, and inflationary increases in the overall cost of goods and services.

Pension expense increased $111,000 for the nine months ended September 30, 2008, as compared with the same period in 2007.  Our noninterest income from bank-owned life insurance used to fund the pension obligations rose by $66,000.  Recent changes in the accounting for pension obligations funded with bank-owned life insurance also contributed to the overall cost of $28,000 (net of the income tax benefit of $17,000).

Provision (Benefit) for Income Taxes

An income tax summary follows (dollars in thousands):
	Nine Months Ended September 30,
	2008	2007
Book income (loss)	$(2,015)	$1,512
Nontaxable interest income, net	(506)	(427)
Other, net	(194)	(74)
Taxable income (loss)	$(2,715)	$1,011
Tax rate	37.6%	37.6%
Tax provision (benefit)	$(1,021)	$380
Effective rate	50.7%	25.1%

The effective tax rates differ from the federal and state statutory rates of 37.6% principally due to nontaxable investment income.  Tax-exempt income was $506,000 for the first nine months of 2008 as compared with $427,000 in 2007, an increase of 18.5%.

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

Atlantic BancGroup, Inc.

Date: November 13, 2008	/s/ Barry W. Chandler
Barry W. Chandler
President and Principal Executive Officer

Date: November 13, 2008	/s/ David L. Young
David L. Young
Executive Vice President,
Principal Financial Officer, and
Corporate Secretary