Form 10-K
period 2008-12-31
ATLANTIC BANCGROUP INC
filed 2009-03-30
CIK 1087790

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  001-15061

ATLANTIC BANCGROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3543956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1315 South Third Street, Jacksonville Beach, Florida	32250
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (904) 247-9494

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
YES ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
YES ☐   NO ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☒

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2008:  $15,249,825.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the registrant’s common stock as of February 27, 2009:  1,247,516.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2009, are incorporated into Part III, Items 9 through 14 of this Annual Report on Form 10-K.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Atlantic BancGroup, Inc., and our wholly-owned banking subsidiary, Oceanside Bank, may from time to time make written or oral statements, including statements contained in this report that may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements.  These statements should be considered subject to various risks and uncertainties.  Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors.  Such factors are described below and include, without limitation:

•	Losses in our loan portfolio are greater than estimated or expected;
•	Unanticipated deterioration in the financial condition of borrowers may result in significant increases in loan losses and provisions for those losses.
•
If real estate values in our target markets continue to decline, our loan portfolio could become impaired and losses from loan defaults may exceed our allowance for loan and lease losses established for that purpose.

•
Economic conditions affecting real estate values and transactions in Atlantic’s market and/or general economic conditions, either nationally or regionally, that are less favorable or take longer to recover than expected;

•	An inability to raise additional capital on terms and conditions that are satisfactory;
•	The impact of current economic conditions and the impact of our results of operations on our ability to borrow additional funds to meet our liquidity needs;
•	Changes in the interest rate environment which expand or reduce margins or adversely affect critical estimates as applied and projected returns on investments and fair values of assets;
•	Deposit attrition, customer loss or revenue loss in the ordinary course of business;
•	Increased competition with other financial institutions may affect our results of operations and liquidity.
•	If our securities portfolio fails to perform, our securities may lose value.
•	Changes in the legislative and regulatory environment may increase the cost of operations or limit our growth.
•	Our common stock is not an insured bank deposit and is subject to market risk.
•	Although publicly traded, our common stock has substantially less liquidity than the average trading market for a stock quoted on the NASDAQ Capital Market, and our stock price can be volatile.
•	The inability of Atlantic to realize elements of its strategic and operating plans for 2009 and beyond;
•	Natural disasters in Atlantic’s primary market areas result in prolonged business disruption or materially impair the value of collateral securing loans;
•	Management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events;
•	The impact of recent and future federal and state regulatory changes;
•	Current or future litigation, regulatory investigations, proceedings or inquiries;
•	Strategies to manage interest rate risk may yield results other than those anticipated;
•	A significant rate of inflation (deflation);
•	Unanticipated litigation or claims;
•	Changes in the securities markets;
•	Acts of terrorism or war; and
•
Details of the recently enacted Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009 and various announced and unannounced programs implemented by the U.S. Treasury Department and bank regulators to address capital and liquidity concerns in the banking system, are still being finalized and may have a significant effect on the financial services industry and Atlantic.

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

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Atlantic,” “Holding Company,” or “Oceanside” as used herein refer collectively to Atlantic BancGroup, Inc. and our subsidiary Oceanside Bank, which we sometimes refer to as “Oceanside,” “our bank subsidiary,” or “our bank.”  References herein to the fiscal years 2006, 2007, and 2008 mean our fiscal years ended December 31, 2006, 2007, and 2008, respectively.

[Remainder of page left intentionally blank.]

PART I

ITEM 1.	BUSINESS.

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

Oceanside Bank. Oceanside opened July 21, 1997, and operates as a Florida state-chartered community bank within our assessment area.  Oceanside provides general commercial banking services to businesses and individuals.  The principal business of Oceanside is to receive demand and time deposits from the public and to make loans and other investments.  Oceanside operates from a main office located at 1315 South Third Street, Jacksonville Beach, Florida, and three branch offices that are located at 560 Atlantic Boulevard, Neptune Beach, Florida; 13799 Beach Boulevard, Jacksonville, Florida; and 1790 Kernan Boulevard South, Jacksonville, Florida.  In 2008, Oceanside formed and began operating a subsidiary, S. Pt. Properties, Inc., for the sole purpose of managing a single real estate property acquired through foreclosure.

As is the case with banking institutions generally, our operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Federal Reserve, the Federal Deposit Insurance Corporation, and the State of Florida Department of Financial Services.  Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest.  Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand, the availability of funds, and our ability to collect outstanding loans.  We face strong competition in attracting deposits (our primary source for funding loans) and significant challenges with realizing the full value of our loan portfolio.

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

We believe that our assessment area has been desirable market in which to operate an independent, locally-owned bank.  Furthermore, since we have a large base of local shareholders and communicate frequently with our shareholders, additional opportunities exist for marketing that might not be found with other financial institutions in our assessment area.  Our broad base of shareholders from the Beaches and surrounding areas of Jacksonville, and the historically favorable economic environment of our assessment area, should provide us with the opportunity to gain market share.

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

Our principal strategy is to:

•	expand our commercial and small business customer base within our assessment area,
•	make loans secured principally by commercial and residential real estate within our assessment area, as well as throughout Duval County and the surrounding counties, and
•	expand our consumer loan base within our assessment area.

Our belief is that the most profitable deposit relationships are characterized by high deposit balances, low frequency of transactions, and low distribution requirements.  Being a community bank with local management, we are well-positioned to establish these relationships with smaller commercial customers and households.

Our sources of funds for loans and other investments include demand, time, savings, and other deposits, amortization and repayment of loans, sales to other lenders or institutions of loans or participations in loans, and other borrowings.  Our principal sources of income are interest and fees collected on loans, and to a lesser extent, interest and dividends collected on other investments. Our principal expenses are interest paid on savings and other deposits, interest paid on other borrowings, employee compensation, office expenses, and other overhead and operational expenses.  We offer several deposit accounts, including demand deposit accounts, negotiable order of withdrawal accounts (“NOW” accounts), money market accounts, savings accounts, certificates of deposit, and various retirement accounts.  During 2006, 2007, and 2008, we also obtained funds from customer repurchase agreements that have been classified as other borrowings and brokered deposits that have been classified as other time deposits.

We have automated teller machines (the “ATMs”) located at each of our offices, and we are a member of an electronic banking network so that our customers may use the ATMs of other financial institutions.  We also operate drive-in tellers and 24-hour depositories at each of our offices.  As part of the strategy to offer innovative services to our customers, we provide on-line banking (“Internet Banking”), Dial-a-Bank (“Telephone Banking”), remote deposit capture, ACH origination, and lock-box cash management.

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

Lending Activities

We offer a wide range of loans to individuals and small businesses and other organizations that are located, or conduct a substantial portion of their business, in our assessment area.  At December 31, 2008, our consolidated total loans were $207.1 million, or 77.3%, of our total consolidated assets.  The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.  We have no foreign loans or loans for highly-leveraged transactions.

Our loan portfolio is concentrated in three major areas: real estate loans, commercial loans, and consumer and other loans.  A majority of our loans are made on a secured basis.  As of December 31, 2008, approximately 92% of our total loan portfolio consisted of loans secured by mortgages on real estate.  Of the total loans secured by mortgages on real estate, approximately 47% are secured by nonfarm nonresidential properties (commercial real estate) and 21% are construction, land development, and other land loans, secured by real estate.  The remaining 32% are secured by 1-4 family and multifamily residential properties.

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

During 2008, 2007, and 2006, we brokered loans totaling $11.6 million, $7.6 million and $11.0 million, respectively, which were closed by the correspondent mortgage lenders.  We recorded brokering fees of $17,000, $69,000, and $119,000 in 2008, 2007, and 2006, respectively.  Our ability to solicit, process, and broker residential mortgage loans is highly dependent on the general economy and interest rate environment, the health of the residential real estate market, and competition from other local and national mortgage bankers and brokers.

Our commercial loans include loans to individuals and small-to-medium-sized businesses located primarily in Duval and St. Johns Counties for working capital, equipment purchases, and various other business purposes.  A majority of commercial loans are secured by real estate, equipment, or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable or fixed rates of interest.  Commercial lines of credit are typically granted on a one-year basis, with loan covenants.  Other commercial loans with terms or amortization schedules of longer than one year will normally be made at interest rates that vary with the prime lending rate and will become payable in full in three to five years.  Commercial loans not secured by real estate amounted to approximately 6% of our total loan portfolio as of December 31, 2008.

Our consumer loans and other loans consist primarily of loans to individuals for various consumer purposes, but include some business-purpose loans which are payable on an installment basis.  The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers; however, consumer loans may also be made on an unsecured basis.  Consumer loans are made at fixed and variable interest rates, and are often based on an amortization schedule of up to five years.  Consumer and other loans represent approximately 2% of our total loan portfolio at December 31, 2008.

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

Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions; fluctuations in interest rates and the availability of loans to potential purchasers; changes in the tax laws and other governmental statutes, regulations and policies; and acts of nature.  Over the latter part of 2007 and in 2008, real estate prices in our markets have declined rapidly, and if real estate prices continue to decline, the value of the real estate collateral securing our loans will decline.  Such a reduction in the value of our collateral could increase the number of non-performing loans and adversely affect our financial performance.

If the strength of the local economy in which we conduct operations continues to decline, this could result in, among other things, a further deterioration of credit quality and availability of credit, which impacts our loan portfolio and allowance for loan and lease losses.  The vast majority of our loan portfolio is secured by real estate or other commercial assets in our market.  Certain markets in Florida have been particularly adversely affected by declines in real estate value, declines in home sale volumes, and declines in new home building.  These declines continue to adversely affect the general economy in our markets.  These factors could result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition and results of operations.

The risk of delinquent loans is inherent in banking; therefore, we may experience greater levels of delinquencies than anticipated, and as a result, our earnings and overall financial condition could be affected.  We cannot precisely estimate economic conditions or be assured that our monitoring procedures and policies will reduce lending risks and that our Allowance for Loan Loss (the “Allowance”) will be adequate.  Loan losses in excess of what we predict may result, causing Oceanside to fall in a capital category prompting regulatory action.  In addition, future provisions for loan losses could have an adverse effect on our profitability.  A loan loss will reduce the Allowance, and a reduction to the Allowance will be restored by a recovery of the loss.  If not recovered, a loan loss will result in an increase to our expense provision for loan losses, thereby reducing earnings, which could have an adverse effect on the market value of our common stock.

Deposit Activities

Deposits are our major source of funds for loans and other investment activities.  At December 31, 2008, our regular savings, demand, NOW, and money market deposit accounts comprised approximately 39% of our consolidated total deposits.  Approximately 39% of our consolidated deposits at December 31, 2008, were certificates of deposit (or time deposits) of less than $100,000.  Time deposits of $100,000 and over made up approximately 22% of our consolidated total deposits at December 31, 2008.  Generally, our goal is to maintain the rates paid on our deposits at a competitive level.  Brokered deposits of $26.3 million, or approximately 11%, of consolidated total deposits at December 31, 2008, are included in time deposits of $100,000 or less.

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

Our total investment portfolio may be invested in U.S. Treasury and general obligations of its agencies and state, county, and municipal obligations because such securities generally represent a minimal investment risk.  Occasionally, we purchase certificates of deposits of national and state banks.  These investments may exceed $250,000 in any one institution (the current limit of FDIC insurance for deposit accounts).  CMOs are secured with Federal National Mortgage Association (“FNMA”) and General National Mortgage Association (“GNMA”) mortgage-backed securities and generally have a shorter life than the stated maturity.  Federal funds sold is the excess cash we have available over and above daily cash needs.  We invest this money on an overnight basis with approved correspondent banks.

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

Supervision and Regulation

Both the Holding Company and Oceanside are subject to comprehensive regulation, examination, and supervision by the Federal Reserve, the Florida Department of Financial Services (“Department”) and the Federal Deposit Insurance Corporation (“FDIC”) and are subject to other laws and regulations applicable to bank holding companies and banks. Such regulations include limitations on loans to any single borrower and to our directors, officers, and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; disclosure of the costs and terms of such credit; and restrictions as to permissible investments.  The Holding Company is examined periodically by the Federal Reserve, and the Bank is regularly examined by the Department and the FDIC.  Both the Bank and the Holding Company submit periodic reports regarding their financial condition and other matters to their respective regulators.  These agencies have a broad range of powers to enforce regulations under their respective jurisdictions, and to take discretionary actions determined to be for the protection of the safety and soundness of the Holding Company and Oceanside.

The following is a brief summary of certain statutes, rules, and regulations affecting us and our subsidiary bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below, and is not intended to be an exhaustive description of the statutes or regulations applicable to our business and subsidiary bank. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors, rather than shareholders.

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

FDIC and Other Banking Regulations.  Our deposit accounts are insured by the Bank Insurance Fund (“BIF”) of the FDIC up to a maximum of $100,000 per insured depositor.  On October 3, 2008, the deposit insurance was increased to $250,000 per insured depositor until December 31, 2009.  In addition, Oceanside is participating in the FDIC’s Transaction Account Guarantee Program (“TAGP”).  Under that program, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account through December 31, 2009. Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.  The FDIC issues regulations, conducts periodic examinations, requires the filing of reports, and generally supervises the operations of its insured banks.  The approval of the FDIC is required prior to a merger or consolidation or the establishment or relocation of an office facility.  This supervision and regulation is intended primarily for protection of depositors and not stockholders.

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets.  Tier 2 capital consists of the general allowance for loan losses except for certain limitations.  An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.  At December 31, 2008, Oceanside’s Tier 1 and total risk-based capital ratios were 8.99% and 10.25%, respectively.  Under current regulations, bank holding companies with consolidated assets under $500 million are not required to calculate and report risk-based capital ratios.

Bank holding companies and banks are also required to maintain capital at a minimum level based on average total assets, which is known as the leverage ratio.  The minimum requirement for the leverage ratio is 3%; however, all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum.  At December 31, 2008, Oceanside’s leverage ratio was 7.25%, which was 2.25% in excess of its required 5.00%.

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

As of December 31, 2008, Oceanside met the capital requirements of a “well-capitalized” institution.

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

Dividend Restrictions.  In addition to dividend restrictions placed on Oceanside by the FDIC based on Oceanside’s minimum capital requirements, the Florida Financial Institutions Code prohibits the declaration of dividends in certain circumstances.  Section 658.37, Florida Statutes, prohibits the declaration of any dividend until a bank has charged off bad debts, depreciation, and other worthless assets, and has made provision for reasonably-anticipated future losses on loans and other assets. Such a dividend is limited to the aggregate of the net profits of the dividend period combined with a bank’s retained net profits of the preceding two years.  A bank may declare a dividend from retained net profits accruing prior to the preceding two years with the approval of the Department. However, a bank will be required, prior to the declaration of a dividend on its common stock, to carry 20% of its net profits for such preceding period as is covered by the dividend to its surplus fund, until the surplus fund equals at least the amount of the bank’s common and preferred stock then issued and outstanding.  In no event may a bank declare a dividend at any time in which its net income from the current year, combined with the retained net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Department or the FDIC.  We currently do not intend to pay a cash dividend.  Instead, we will use our earnings to increase our capital.

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

Emergency Economic Stabilization Act of 2008.  In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law.  The EESA temporarily revises the federal deposit insurance laws by increasing the basic deposit insurance coverage from $100,000 to $250,000 per depositor.  This revision is currently effective through December 31, 2009.  The EESA also authorized the United States Department of the Treasury to implement programs to provide financial assistance and/or support to financial institutions.  We have not participated in any such programs.

Temporary Liquidity Guarantee Program.  In order to promote financial stability in the economy, the FDIC adopted the Temporary Liquidity Guarantee Program (“TLGP”) on October 13, 2008.  Participation in the program is voluntary. However, once participation is elected, it can not be revoked.  We have chosen to participate in the Transaction Account Guarantee Program component of the TLGP.  Under the Transaction Account Guarantee Program, the FDIC will fully insure funds held in noninterest-bearing transaction accounts.  Noninterest-bearing transaction accounts are ones that do not accrue or pay interest and for which the institution does not require an advance notice of withdrawal.  Also covered are interest on lawyers’ trust accounts and negotiable order of withdrawal (NOW) accounts with interest rates lower than 50 basis points.  These revisions are only effective through December 31, 2009.

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

Community Reinvestment Act.  The Community Reinvestment Act of 1977 requires federal banking regulators to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. To the best knowledge of management, Oceanside is meeting its obligations under this act.

Loans to Insiders.  The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers, and principal shareholder of banks.  Under Section 22(h) of the Federal Reserve Act, any loan to a director, executive officer or principal shareholder of a bank, or to entities controlled by any of the foregoing, may not exceed, together with all outstanding loans to such persons or entities controlled by such person, the bank’s loan to one borrower limit.  Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus.  Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loans are approved in advance by a majority of the Board of Directors of the bank with any “interested” director not participating in the voting.  Our loan amount, which includes all other outstanding loans to such persons, as to which such prior board of director approval is required, must be the greater of $25,000 or 5% of capital and surplus (up to $500,000).  Section 22(h) requires that loans to directors, executive officers, and principal shareholders be made in terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

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

The Act also amended the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.  In the past few years, both state and federal banking regulators have significantly increased enforcement of the Act and other anti-money laundering laws and regulations, including levying civil money penalties and seeking cease and desist orders.

Other Regulation.  Oceanside is subject to a variety of other regulations. State and federal laws restrict interest rates on loans, potentially affecting our income. The Truth in Lending Act and the Home Mortgage Disclosure Act impose information requirements on us in making loans. The Equal Credit Opportunity Act prohibits discrimination in lending on the basis of race, creed, or other prohibited factors. The Fair Credit Reporting Act governs the use and release of information to credit reporting agencies. The Truth in Savings Act requires disclosure of yields and costs of deposits and deposit accounts. Other acts govern confidentiality of consumer financial records, automatic deposits and withdrawals, check settlement, endorsement and presentment, and reporting of cash transactions as required by the Internal Revenue Service.

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

Common Stock

We have 10,000,000 shares of our $0.01 par value common stock authorized.  As of February 27, 2009, there were 1,247,516 shares outstanding.  Holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders.  Upon liquidation, dissolution, or winding-up, holders of our common stock are entitled to receive pro rata all assets remaining legally available for distribution to shareholders.  The holders of common stock have no right to cumulate their votes in the election of directors.  The common stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.  All of the outstanding shares of common stock are fully paid and non-assessable.

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

Employees

At December 31, 2008, we had approximately 47 full-time employees and 4 part-time employees for a full-time employee equivalent of 49.  No significant changes in the number of our full-time employees are currently anticipated.  Because we believe that one of the primary deficiencies of large regional banks is the constant turnover of personnel and therefore the lack of continuing personal relationships with local customers, our goal is to maintain a competently trained staff of local bankers who have settled in the community on a permanent basis.  To maintain a skilled and knowledgeable staff, we allocate funds for continuing on-the-job and educational training, and employees are encouraged to enroll in various banking courses and other seminars to improve their overall knowledge of the banking business.

The employees are not represented by a collective bargaining unit.  We consider relations with employees to be good.

Website Availability of Reports Filed with the Securities and Exchange Commission

We maintain an Internet website located at www.oceansidebank.com on which, among other things, we make available, free of charge, various reports that we file with, or furnish to, the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports. These reports are made available as soon as reasonably practicable after these reports are filed with, or furnished to, the SEC.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

On October 29, 1996, Oceanside purchased from an unaffiliated entity the two-story, 3,100 square-foot building at 1315 South Third Street, Jacksonville Beach, Florida, as our main office (“Main Office”).  The Main Office includes three inside teller stations, four drive-up teller windows, an automated teller machine, and on-site parking.  The Main Office is a former Barnett Bank branch office.  Oceanside purchased the real property for $850,000 and used a portion of the proceeds of the initial offering of Atlantic’s common stock to add 2,200 square feet to the facility.  Oceanside originally acquired the Main Office with funds drawn on a line of credit with Columbus Bank and Trust Company, which was repaid out of the proceeds of Atlantic’s initial offering.  Improvements totaling approximately $483,000, net of disposals, have been made through December 31, 2008.

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

On September 27, 2000, Oceanside executed a lease for our third banking location, which opened in the third quarter of 2001. This branch is located at 13799 Beach Boulevard, Jacksonville, Florida.  The lease, which commenced upon execution, covers approximately 9,000 square feet. In addition to the branch, other operations of Atlantic and Oceanside were relocated to this facility.  Rent commenced in May 2002, which was one year from the date of completion of the landlord’s work, and expires ten years thereafter, with two five-year renewal options.  No rent was paid in the first year after completion of the landlord’s work.  Oceanside acquired an additional 2,200 square feet of rental space during 2004 adjacent to the operations area for its loan operations department.  Scheduled annual rent payments for 2009 through 2011 for the branch and loan operations are:  2009 - $241,000; 2010 - $248,000; and 2011 - $84,000.  Building improvements totaled $951,000, net of disposals.

On August 22, 2002, Oceanside executed a lease for our newest branch location, which opened December 15, 2003. This branch is located at the intersection of Kernan and Atlantic Boulevards, at 1790 Kernan Boulevard South, Jacksonville, Florida.  The land lease covers approximately 42,000 square feet.  The Bank constructed the branch building totaling approximately 3,200 square feet at a cost of approximately $1,388,000.  Rent commenced in September 2003.  The lease is for twenty years with two ten-year renewal options.  Scheduled annual rent payments are:  2009-2012 - $84,000; 2013 - $88,000; 2014-2017 - $94,000; 2018 - $100,000; 2019-2022 - $103,000; and 2023 - $68,000.

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

No matters were submitted to a vote of Atlantic’s security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Prior to October 28, 1999, the shares of Atlantic common stock were not actively traded, and such trading activity, as it occurred, took place in privately negotiated transactions.  On October 28, 1999, Atlantic’s common stock was approved for quotation on the Over-the-Counter Bulletin Board, and on August 29, 2003, Atlantic common stock commenced its listing on the NASDAQ Capital Market under the symbol “ATBC.”  During 2008 and 2007 the reported periodic high and low quotes during each quarter follow:

	2008				2007
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
High	$10.00	$13.75	$16.44	$17.80	$36.00	$40.00	$43.73	$39.46
Low	$5.75	$5.09	$12.57	$14.29	$16.42	$32.00	$36.15	$33.35

Please note that the information above represents offers made to buy our stock and may not represent actual transactions or sales.  The source of data used to prepare the above chart was taken from historical prices provided by Commodity Systems, Inc.

At December 31, 2008, there were 573 shareholders of record with shares held by individuals and in nominee names.

At February 27, 2009, the initial bid quoted price for the common stock of Atlantic was $5.42.  We have never paid a cash dividend on our common stock.  We anticipate that for the foreseeable future, any earnings will be retained for capital.  Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.  The payment of future dividends will be at the sole discretion of the Board of Directors and will depend on, among other things, future earnings, capital requirements, and our general financial and business condition.

Furthermore, the ability to pay dividends to our stockholders depends primarily on dividends received from our banking subsidiary, Oceanside.  Oceanside’s ability to pay dividends is limited by federal and state banking regulations based upon Oceanside’s profitability and other factors.  At December 31, 2008, retained earnings of Oceanside totaling approximately $532,000 were available to pay dividends to the Holding Company in order to maintain Oceanside’s current regulatory capital classification.

[Remainder of page left intentionally blank.]

ITEM 6.	SELECTED FINANCIAL DATA (dollars and shares in thousands, except per share data)

	At or for the
	Period Ended December 31,
	2008	2007	2006	2005	2004
Statements of Operations Data:
Total interest income	$15,335	$17,368	$15,502	$11,259	$8,241
Total interest expense	8,390	9,591	7,584	4,358	2,278
Net interest income before provision for loan losses	6,945	7,777	7,918	6,901	5,963
Provision for loan losses	4,424	629	194	334	362
Net interest income after provision for loan losses	2,521	7,148	7,724	6,567	5,601
Noninterest income	1,509	1,119	1,078	839	923
Noninterest expense	7,649	6,413	5,981	5,283	4,889
Income tax provision (benefit)	(1,692)	448	903	645	469
Net income (loss)	(1,927)	1,406	1,918	1,478	1,166

Selected End of Period Balances:
Total assets	$267,973	$261,406	$243,497	$213,880	$184,317
Interest-earning assets	237,689	245,373	228,686	196,931	166,829
Investment securities	30,406	41,300	39,837	38,290	29,419
Loans, net of deferred fees	207,029	204,060	177,708	152,803	129,801
Allowance for loan losses	3,999	2,169	1,599	1,552	1,296
Deposit accounts	239,844	217,491	192,704	168,480	146,352
Other borrowings	9,393	23,581	32,314	29,138	23,004
Stockholders’ equity	16,932	18,856	17,251	15,232	14,033

Selected Average Balances for the Period:
Total assets	$260,025	$247,674	$225,591	$193,249	$159,951
Interest-earning assets	242,648	233,339	211,081	179,001	147,353
Securities and interest-earning deposits	36,995	41,696	37,278	34,202	27,064
Loans, net	203,675	187,544	167,883	141,587	114,236
Interest-bearing deposit accounts	191,691	175,922	150,762	123,694	104,174
Other borrowings	21,046	22,888	24,186	22,450	14,608
Stockholders’ equity	18,574	18,086	16,042	14,596	13,445

Share Data:
Earnings (loss) per share
Basic	$(1.54)	$1.13	$1.54	$1.18	$0.93
Fully diluted	$(1.54)	$1.13	$1.54	$1.18	$0.93
Book value per share (period end)	$13.57	$15.11	$13.83	$12.21	$11.25
Common shares outstanding (period end)	1,248	1,248	1,248	1,248	1,248
Weighted average shares outstanding
Basic	1,248	1,248	1,248	1,248	1,248
Fully diluted	1,248	1,248	1,248	1,248	1,248

Performance Ratios:
Return on average assets	-0.74%	0.57%	0.85%	0.76%	0.73%
Return on average equity	-10.37	7.77	11.96	10.13	8.67
Interest-rate spread during the period	2.55	2.78	3.10	3.40	3.76
Net interest margin	3.03	3.49	3.84	3.95	4.13
Noninterest expenses to average assets	2.94	2.59	2.65	2.73	3.06

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.93%	1.06%	0.90%	1.02%	1.00%
Net charge-offs to average loans	1.27	0.03	0.09	0.06	0.25
Nonperforming assets to period end loans	5.13	3.13	0.04	0.13	0.07
Nonperforming assets to period end total assets	3.96	2.45	0.03	0.09	0.05

Capital and Liquidity Ratios:
Average equity to average assets (Consolidated)	7.14%	7.30%	7.11%	7.55%	8.41%
Leverage (Oceanside)	7.25	8.53	8.75	8.93	8.02
Risk-based capital (Oceanside):
Tier 1	8.99	9.33	10.16	10.62	9.55
Total	10.25	10.26	10.95	11.52	10.43
Average loans to average deposits (Consolidated)	92.92	91.37	91.27	91.18	87.10

Full-time Employee Equivalents (End of Period)	49	53	51	50	48

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Critical Accounting Policies and Use of Significant Estimates.  Our consolidated financial statements include the accounts of the Holding Company and the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accounting and reporting policies conform with accounting principles generally accepted in the United States of America and to general practices within the banking industry.  Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements.  The majority of these accounting policies do not require our management to make difficult, subjective, or complex judgments.  However, we believe the allowance for loan losses and the valuations of foreclosed assets are critical estimates.

Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable or incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed (that is, a confirmed loss exists).  Subsequent recoveries, if any, are credited to the allowance.

Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful (impaired).  The general component covers non-classified loans and is based on historical loss experience adjusted for current trends.

Loans are individually evaluated for impairment, if significant.  A loan is impaired when full payment under the loan terms is not expected.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral and accrual of interest is discontinued.

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

We maintain a formalized loan review process supported by a credit analysis and control system. We intend to maintain the allowance for loan losses at a level sufficient to absorb estimated uncollectible loans and, expect to make periodic additions to the allowance for loan losses, when warranted.

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

COMPARISON OF YEARS ENDED DECEMBER 31, 2008 AND 2007

Highlights.  As of December 31, 2008, we had grown to approximately $268.0 million in total assets, with $207.1 million in total loans, $239.8 million in deposits, and $16.9 million in stockholders’ equity.

The net loss in 2008 was $1,927,000 versus net income of $1,406,000 in 2007.  The primary reasons for the change of $3,333,000 in 2008 over 2007 were as follows:

•	Interest and fees on loans totaled $13,637,000 in 2008 compared with $15,255,000 in 2007, a decrease of $1,618,000, or 10.6%. Other interest income also declined $415,000 in 2008 over 2007, or 19.6%.

•	Our income from average interest-earning assets decreased 11.7%.
•	Our total interest expense decreased $1,201,000, or 12.5%.
•	Net interest income declined by $832,000 in 2008 from 2007.
•	Noninterest income grew $390,000, or 34.9% in 2008 over 2007.
•	Noninterest expenses grew $1,236,000, or 19.3%.

Interest Income.  Interest income was $15,335,000 and $17,368,000 in 2008 and 2007, respectively.  The decrease of $2.0 million resulted from a decrease in the yield on interest-earning assets in 2008, which was partially offset by growth in our most significant interest-earning asset, loans, which grew 8.6% from average levels in 2007 to 2008.  Average loans accounted for 83.9% of our average interest-earning assets in 2008 versus 80.4% in 2007.  Our overall yield on interest-earning assets of 6.49% was down from the 2007 level of 7.60% due to a lower interest rate environment throughout 2008.  Our overall yield on interest-earning assets in 2008 would have been 7 basis points higher, or 6.56%, if not for approximately $176,000 in income earned but not collected on nonaccrual loans.

Interest Expense.  Interest expense was $8,390,000 and $9,591,000 in 2008 and 2007, respectively.  As a result of the lower interest rate environment during 2008 which was partially offset by our growth in average interest-bearing liabilities of $13.9 million, or 7.0%, during this period, interest expense decreased 12.5%.  Our cost of funds dropped to 3.94% in 2008 compared with 4.82% in 2007.  Substantially all of the decrease in interest expense was attributable to a decrease in rates, which was partially offset by an increase in average certificates of deposit of $17.3 million, or 13.4%.

Net Interest Income.  Net interest income (before provision for loan losses) was $6,945,000 and $7,777,000 for 2008 and 2007, respectively, a decrease of 10.7% from 2007 to 2008.  The average balances, interest income and expense, and the average rates earned and paid for assets and liabilities are found in the tables that follow.

Our net interest margin was lower (3.03% in 2008 compared with 3.49% in 2007), which reflects the smaller decrease in our cost of funds (88 basis points) versus the decrease in our yield on interest-earning assets (111 basis points).  The decrease in net interest income of $832,000 was impacted by the declining rate environment, while the net interest margin was most impacted by the increase in certificates of deposit of 13.4%.  Certificates of deposit account for 76.5% of all interest-bearing deposits in 2008 as compared with 73.5% in 2007.

Provision for Loan Losses.  A provision for loan losses of $4,424,000 was recorded in 2008, reflecting our assessment of the needed level of the allowance for loan losses.  This assessment is based on management’s evaluation of probable loan losses and considers the overall quality of the loan portfolio.  The increase in the provision for loan losses in 2008 versus the 2007 level of $629,000 was due to unfavorable trends in most measures of loan portfolio quality, including the growth in impaired and nonaccrual loans and other nonperforming assets, which increased $4.2 million in 2008, or 65.9%.  Other real estate owned of $3.4 million at December 31, 2008, accounted for 81.1% of the increase.  Included in other real estate owned is a condominium development at Jacksonville Beach with 9 units remaining at December 31, 2008.  Of the original 14 units acquired in foreclosure in the first quarter of 2008, 5 units sold in the remainder of 2008, leaving a carrying value of $2.0 million at December 31, 2008.  In the first quarter of 2009, 2 additional units have sold for net proceeds in excess of the individual carrying value of the units sold.  Net charge-offs in 2008 were $2,594,000 as compared with $59,000 in 2007, an increase of $2,535,000.

Noninterest Income.  Noninterest income increased $390,000, or 34.9%, to $1,509,000 in 2008 from $1,119,000 in 2007 primarily as a result of gains on the sale of securities of $346,000 in the fourth quarter of 2008.

Noninterest Expenses.  Total noninterest expenses increased to $7,649,000 in 2008 compared to $6,413,000 for 2007, an increase of $1,236,000, or 19.3%.  The more significant increases during 2008 over 2007 follow:

•	Expenses related to other real estate owned totaled $807,000 in 2008 versus $-0- in 2007, as a result of losses and ongoing expenses on properties that Oceanside obtained title in 2008.
•
Professional, legal, and audit fees were $459,000 in 2008 versus $264,000 in 2007, an increase of $195,000, or 73.9%, as a result of increased costs of corporate governance and regulatory compliance matters.

•
Pension expense totaled $294,000 in 2008, an increase of 63.3% from 2007.  This increase of $114,000 was more than offset by the net increase in the cash surrender value of the life insurance policies, which totaled $206,000.

•	Regulatory assessments increased by $60,000, or 35.5%, from 2007 to 2008 due to increased cost of maintaining the FDIC insurance fund.

Provision for Income Taxes.  The income tax benefit was $1,692,000 for 2008, an effective rate of 46.8%.  This compares with an effective rate of 24.2% for 2007.  The effective tax rates in 2008 and 2007 differ from the federal and state statutory rates principally due to nontaxable investment income.  The growth of tax-exempt income in 2008 over 2007 of 13.1%, compared with the overall decline in taxable interest, which contributed to the swing in the effective tax rate.

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

Net income in 2007 was $1,406,000 versus $1,918,000 in 2006, a decrease of $512,000, or 26.7%.  The primary reasons for the change in net income in 2007 over 2006 were as follows:

•	Interest and fees on loans totaled $15,255,000 in 2007 compared with $13,592,000 in 2006, an increase of $1,663,000, or 12.2%.
•	Our income from average interest-earning assets grew 12.0%.
•	Our total interest expense rose $2,007,000, or 26.5%.
•	The increase in net interest expense exceeded the increase in interest income by $141,000, causing net interest income to decrease by 1.8%.
•	Noninterest expenses grew $432,000, or 7.2%.

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

[Remainder of page left intentionally blank.]

Rate/Volume Analysis (dollars in thousands):

	Years Ended December 31,
	2008			2007			2006
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans (1)	$203,675	$13,637	6.70%	$187,544	$15,255	8.13%	$167,883	$13,592	8.10%
Securities and deposits (2)	36,995	1,663	5.59	41,696	1,886	5.38	37,278	1,605	4.83
Other interest-earning assets (3)	1,978	35	1.77	4,099	227	5.54	5,920	305	5.15
Total interest-earning assets (2)	242,648	15,335	6.49%	233,339	17,368	7.60%	211,081	15,502	7.44%

Noninterest-earning assets	17,381			14,335			14,510

Total assets	$260,029			$247,674			$225,591

Interest-bearing liabilities:
Demand deposits	$42,108	996	2.37%	$42,858	1,683	3.93%	$41,983	1,452	3.46%
Savings	2,988	33	1.10	3,751	56	1.49	5,294	68	1.28
Certificates of deposit	146,595	6,741	4.60	129,313	6,726	5.20	103,485	4,915	4.75
Other borrowings	21,046	620	2.95	22,888	1,126	4.92	24,186	1,149	4.75

Total interest-bearing liabilities	212,737	8,390	3.94%	198,810	9,591	4.82%	174,948	7,584	4.34%

Noninterest-bearing liabilities	28,718			30,778			34,601
Stockholders’ equity	18,574			18,086			16,042

Total liabilities and stockholders’ equity	$260,029			$247,674			$225,591

Net interest income (before provision for loan losses)		$6,945			$7,777			$7,918

Interest-rate spread (4)			2.55%			2.78%			3.10%

Net interest margin (2) (5)			3.03%			3.49%			3.84%

Ratio of average interest-earning assets to average interest-bearing liabilities	114.06%			117.37%			120.65%

(1)
Average loan balances include nonaccrual loans, which averaged (in thousands) $5,130, $5,853, and $79 in 2008, 2007, and 2006, respectively.  Average loans are net of deferred fees.  Loan fees (in thousands) were $416, $536, and $600 in 2008, 2007, and 2006, respectively.  Loan yields have been reported in total since a substantial portion of loans are secured by real estate.

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

Rate/Volume Analysis (dollars in thousands):

	Year Ended December 31,
	2008 vs. 2007
	Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans (1)	$(2,698)	$1,312	$(232)	$(1,618)
Securities and other deposits	(12)	(213)	2	(223)
Other interest-earning assets (2)	(154)	(117)	79	(192)
Total interest-earning assets	(2,864)	982	(151)	(2,033)

Interest-bearing liabilities:
Demand deposits	(669)	(29)	11	(687)
Savings	(15)	(11)	3	(23)
Certificates of deposit	(780)	899	(104)	15
Other borrowings	(452)	(91)	37	(506)
Total interest-bearing liabilities	(1,916)	768	(53)	(1,201)

Net interest income	$(948)	$214	$(98)	$(832)

	Year Ended December 31,
	2007 vs. 2006
	Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total
Interest-earning assets:
Loans (1)	$64	$1,592	$7	$1,663
Securities and other deposits	81	190	10	281
Other interest-earning assets (2)	23	(94)	(7)	(78)
Total interest-earning assets	168	1,688	10	1,866

Interest-bearing liabilities:
Demand deposits	197	30	4	231
Savings	11	(20)	(3)	(12)
Certificates of deposit	468	1,227	117	1,812
Other borrowings	41	(62)	(3)	(24)
Total interest-bearing liabilities	717	1,175	115	2,007

Net interest income	$(549)	$513	$(105)	$(141)

(1)	Average loan balances include nonaccrual loans.
(2)	Includes federal funds sold.

Weighted Average Yield or Rate:
	For the Years Ended December 31,
	2008	2007	2006
Interest-earning assets:
Loans, net	6.70%	8.13%	8.10%
Investment securities	5.59	5.38	4.83
Other interest-earning assets	1.77	5.54	5.15
All interest-earning assets	6.49	7.60	7.44
Interest-bearing liabilities:
NOW deposits	0.70	1.31	1.09
Money market deposits	2.77	4.22	3.84
Savings	1.10	1.49	1.28
Certificates of deposit	4.60	5.20	4.75
Other borrowings	2.95	4.92	4.75
All interest-bearing liabilities	3.94	4.82	4.34
Interest-rate spread	2.55	2.78	3.10
Net interest margin	3.03	3.49	3.84

Change in Mix of Interest-Earning Assets and Interest-Bearing Deposits and Other Borrowings (dollars in thousands):

	At December 31,
	2008		2007		2006
	Average Balance	Percent to Total	Average Balance	Percent to Total	Average Balance	Percent to Total
Interest-earning assets:
Loans, net	$203,675	83.9%	$187,544	80.4%	$167,883	79.5%
Investment securities	36,995	15.3%	41,696	17.9%	37,278	17.7%
Other	1,978	0.8%	4,099	1.7%	5,920	2.8%

Total interest-earning assets	$242,648	100.0%	$233,339	100.0%	$211,081	100.0%

Interest-bearing deposits:
Demand deposits	$42,108	17.5%	$42,858	18.8%	$41,983	20.2%
Savings	2,988	1.2%	3,751	1.7%	5,294	2.6%
Certificates of deposit	146,595	61.0%	129,313	56.7%	103,485	49.7%

Total interest-bearing deposits	191,691	79.7%	175,922	77.2%	150,762	72.5%

Noninterest-bearing deposits	27,504	11.5%	29,335	12.9%	33,177	15.9%

Total deposits	219,195	91.2%	205,257	90.1%	183,939	88.4%

Other borrowings	21,046	8.8%	22,888	9.9%	24,186	11.6%

Total deposits and other borrowings	$240,241	100.0%	$228,145	100.0%	$208,125	100.0%

LOAN PORTFOLIO

Average loans receivable were $203,675,000 for the year 2008 as compared to $187,544,000 for 2007, an increase of 8.6%.  The year-to-year average increase in 2007 over 2006 was 11.7%.  Management believes the growth in loans was directly attributable to the growth in our branch network, community acceptance, and the reputations of our lending team despite a significant downturn in economic conditions in our market area during 2008.  The following provides an analysis of our loan distribution at the end of 2004 - 2008.  Loans that are secured by real estate include residential and nonresidential mortgages and home equity loans to individuals.

Loan Portfolio (dollars in thousands):

	At December 31,
	2008	%	2007	%	2006	%	2005	%	2004	%
Real estate
Construction, land development, and other land	$39,135	19%	$53,197	25%	$51,598	29%	$37,905	25%	$27,246	21%
1-4 family residential	57,814	28%	45,708	23%	38,018	22%	31,997	21%	19,283	15%
Multifamily residential	4,481	2%	1,784	1%	2,489	1%	3,051	2%	2,513	2%
Commercial	88,762	43%	86,785	42%	68,588	39%	62,612	41%	60,869	47%
Total real estate	190,192	92%	187,474	91%	160,693	91%	135,565	89%	109,911	85%
Commercial	13,314	6%	11,485	6%	11,214	6%	11,901	8%	13,817	11%
Consumer and other loans	3,548	2%	5,138	3%	5,828	3%	5,400	3%	6,147	4%
Total loans	207,054	100%	204,097	100%	177,735	100%	152,866	100%	129,875	100%
Less:
Less, deferred fees	(25)		(37)		(27)		(63)		(74)
Less, allowance for loan losses	(3,999)		(2,169)		(1,599)				(1,296)
							(1,552)
	$203,030		$201,891		$176,109		$151,251		$128,505

The following tables show the maturity data for loans receivable.

Contractual Loan Maturities at December 31, 2008 (dollars in thousands):

	1 Year or Less	1 Through 5 Years	After 5 Years	Total
Real estate
Construction, land development, and other land	$27,907	$11,017	$211	$39,135
1-4 family residential	37,050	12,971	7,793	57,814
Multifamily residential	3,985	496	-	4,481
Commercial	15,402	65,436	7,924	88,762
	84,344	89,920	15,928	190,192
Commercial	8,847	4,058	409	13,314
Consumer and other loans	903	2,263	382	3,548

Total loan portfolio	$94,094	$96,241	$16,719	$207,054

Loans with maturities over one year:
Fixed rate				$33,298
Variable rate				79,662

Total maturities greater than one year				$112,960

Loan Maturities or Next Repricing Date at December 31, 2008, excluding nonaccrual loans (dollars in thousands):

Three months or less	$72,617
Over three months through twelve months	15,999
Over one year through three years	64,319
Over three through five years	31,922
Over five years	16,719

$201,576

Loans Originated and Repaid (dollars in thousands):
	Years Ended December 31,
	2008	2007	2006	2005	2004
Originations:
Real estate loans
Construction, land development, and other land	$8,052	$19,007	$39,551	$33,561	$16,911
1-4 family residential	14,563	13,262	15,744	12,518	8,689
Multifamily residential	-	-	-	-	2,304
Commercial	2,946	18,632	17,548	13,180	16,776
	25,561	50,901	72,843	59,259	44,680
Commercial	2,971	2,678	4,452	4,364	11,360
Consumer and other loans	835	2,047	2,807	2,263	3,390
Total	29,367	55,626	80,102	65,886	59,430
Principal reductions	(26,410)	(29,264)	(55,233)	(42,895)	(29,114)

Increase in total loans	$2,957	$26,362	$24,869	$22,991	$30,316

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

Real estate acquired as a result of foreclosure, or by deed in lieu of foreclosure, is classified as other real estate owned.  Other real estate owned is recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at the time the loan is transferred to other real estate owned.  Further allowances for losses in other real estate owned are recorded at the time management believes additional deterioration in value has occurred.  Gains or losses on the sale of other real estate owned are recognized in the period closed.  However, gains on the sale of units in a real estate development project may be deferred until management is reasonably certain that its investment in the remaining units will not result in losses.  In 2008, Oceanside sold 5 units of a condominium development project with net proceeds exceeding the current carrying value of those units by approximately $90,000.  No gain was recorded on the sale of these units during 2008.  During 2008, Oceanside reduced its carrying value on this project and other real estate owned with a charge to earnings of $315,000, which has been included in noninterest expenses.

Management has adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), which considers a loan to be impaired if it is probable that all amounts due under the contractual terms of the loan agreement will not be collected.  If a loan is considered impaired, its value generally should be measured based on the present value of expected cash flows discounted at the loan’s effective interest rate.  As a practical expedient, however, the loan’s value may be based on:

•	the loan’s market price; or
•	the discounted fair value of the loan’s collateral, less estimated costs to sell, if the collateral is expected to be the sole source of repayment.

If the value of the loan is less than the recorded investment in the loan, a loss should be recognized by recording a valuation allowance and a corresponding increase to the provision for loan losses.

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

At December 31, 2008, 2007, and 2006, loans past due for 30 days or more (but less than 89 days) totaled $3,340,000, $280,000, and $197,000, respectively.  At December 31, 2008, one loan of $1,656,000 was past due more than 90 days, but was not considered to be impaired and interest was still being accrued on this loan.  At December 31, 2008, there was a total of $5,459,000 of impaired and nonaccrual loans.

Management maintains a list of monitored loans risk-rated substandard or lower (referred to as “classified loans”). At December 31, 2008, management had fifty classified loans totaling approximately $28.5 million, as compared with twenty-eight classified loans totaling $8.0 million at December 31, 2007, and fifteen classified loans totaling $4.5 million at December 31, 2006.  At December 31, 2008, ten loan relationships comprise 78% of the total classified loans.

Many of the loans risk-rated substandard are currently performing with no expectation that we will suffer any loss; however, we monitor these loans because many of them are collateral-dependent and the current status of the borrower’s liquidity and cash flow have not been confirmed.  Because some of these loans exhibit well-defined credit weaknesses, we may incur losses if the underlying collateral declines in value beyond our expectations or the borrower’s financial condition deteriorates and payments are not made as agreed.

Nonperforming Assets (dollars in thousands)

	At December 31,
	2008	2007	2006	2005	2004
Nonperforming loans
Nonaccrual (and impaired) loans	$5,459	$6,222	$53	$202	$90
Loans past due 90 days still accruing	1,656	164	-	-	-
Total nonperforming loans	$7,115	$6,386	$53	$202	$90

Other nonperforming assets
Other real estate owned	$3,421	$-	$-	$-	$-
Repossessed assets	75	9	13	-	-
	$3,496	$9	$13	$-	$-

Total nonperforming assets	$10,611	$6,395	$66	$202	$90

Highly leveraged transactions generally include loans and commitments made in connection with recapitalizations, acquisitions, and leveraged buyouts, and result in the borrower’s debt-to-total assets ratio exceeding 75%.  At December 31, 2008, 2007, 2006, 2005, and 2004, there were no loans qualified as highly leveraged transactions.

Loans restructured and in compliance with modified terms are commonly referred to as “troubled debt restructurings.”  A restructuring of debt constitutes a Troubled Debt Restructuring (“TDR”) if a creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor it would not otherwise consider. A summary of loans we classified TDR at December 31 follows (dollars in thousands):

	2008	2007	2006	2005	2004
Loans restructured and in compliance with modified terms	$3,566	$4,491	$-	$-	$-
Loans restructured and past due 30-89 days	53	-	-	-	-
Loans restructured and in nonaccrual status	4,386	782	-	-	-
	$8,005	$5,273	$-	$-	$-

ALLOWANCE FOR LOAN LOSSES

The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management.  These evaluations consider several factors including but not limited to, current economic conditions, loan portfolio composition, prior credit loss experience, trends in portfolio volume, and management’s estimation of future potential losses.  Management believes that the allowance for loan losses is adequate. The following is an analysis of the allowance for loan losses for 2004 - 2008.

Allowance for Loan Losses (dollars in thousands):
	Years Ended December 31,
	2008	2007	2006	2005	2004
Balance, at beginning of period	$2,169	$1,599	$1,552	$1,296	$1,220
Provision for loan losses	4,424	629	194	334	362
Loans charged off
Real estate	(1,979)	-	-	(36)	-
Commercial	(501)	(49)	(169)	-	-
Consumer and other loans	(135)	(26)	(12)	(50)	(294)
	(2,615)	(75)	(181)	(86)	(294)
Recoveries
Real estate	-	-	-	1	-
Commercial	19	11	31	-	-
Consumer and other loans	2	5	3	7	8
	21	16	34	8	8
Net charge-offs	(2,594)	(59)	(147)	(78)	(286)

Balance, at end of period	$3,999	$2,169	$1,599	$1,552	$1,296

Net charge-offs to average loans	1.27%	0.03%	0.09%	0.06%	0.25%

The specific allocations of the allowance for loan losses are based on management’s evaluation of the risks inherent in the specific portfolios for the dates indicated.  Amounts in a particular category may be used to absorb losses if another category allocation proves to be inadequate.

Allocation of Allowance for Loan Losses (dollars in thousands):

	At December 31,
	2008		2007		2006		2005		2004
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Real estate loans	$1,254	92%	$511	92%	$15	91%	$134	89%	$234	85%
Commercial loans	435	6	205	6	120	6	219	8	77	11
Consumer and other loans	28	2	12	2	23	3	37	3	39	4
Unallocated	2,282	-	1,441	-	1,441	-	1,162	-	946	-
	$3,999	100%	$2,169	100%	$1,599	100%	$1,552	100%	$1,296	100%

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

Carrying Value of Investment Securities (dollars in thousands):
	At December 31,
	2008	2007	2006
Securities available-for-sale:
U. S. Government-sponsored agency	$2,699	$3,019	$1,007
Mortgage-backed securities	12,171	22,519	28,798
	14,870	25,538	29,805
Securities held-to-maturity:
Tax-exempt state, county, and municipal bonds	15,536	15,762	10,032

Balance, end of year	$30,406	$41,300	$39,837

Investment Securities at Amortized Cost (dollars in thousands):
	At December 31,
	2008	2007	2006
Securities available-for-sale:
U. S. Government-sponsored agency	$2,700	$2,983	$1,000
Mortgage-backed securities	12,171	22,691	29,259
	14,871	25,674	30,259
Securities held-to-maturity:
Tax-exempt state, county, and municipal bonds	15,536	15,762	10,032

Balance, end of year	$30,407	$41,436	$40,291

The following tables set forth the maturities (excluding principal paydowns on mortgage-backed securities) and the weighted average yields of securities by contractual maturities at December 31, 2008, 2007, and 2006.

Analysis of Investment Securities Available-for-Sale (dollars in thousands and average yield on a tax-equivalent basis):

	Due in one		Due in Five		Due in Five		Due in Ten
	year or less		to Five Years		to Ten Years		Years or More		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2008:
U.S. Government-sponsored agency	$-	-%	$-	-%	$2,123	4.01%	$576	4.26%	$2,699	4.06%
Mortgage-backed securities	639	3.77%	1,075	3.79%	973	4.93%	9,484	4.37%	12,171	4.33%
	$639	3.77%	$1,075	3.79%	$3,096	4.93%	$10,060	4.37%	$14,870	4.42%
At December 31, 2007:
U.S. Government-sponsored agency	$-	-%	$-	-%	$-	-%	$3,019	5.64%	$3,019	5.64%
Mortgage-backed securities	2,803	4.08%	2,356	3.85%	10,594	4.53%	6,766	4.90%	22,519	4.52%
	$2,803	4.08%	$2,356	3.85%	$10,594	4.53%	$9,785	4.90%	$25,538	4.56%
At December 31, 2006:
U.S. Government-sponsored agency	$-	-%	$-	-%	$-	-%	$1,007	6.00%	$1,007	6.00%
Mortgage-backed securities	293	5.26%	6,280	3.91%	12,125	4.61%	10,100	4.56%	28,798	4.45%
	$293	5.26%	$6,280	3.91%	$12,125	4.61%	$11,107	4.69%	$29,805	4.50%

Analysis of Investment Securities Held-to-Maturity (dollars in thousands and average yield on a tax-equivalent basis):

	Due in one		Due in One		Due in Five		Due in Ten
	year or less		to Five Years		to Ten Years		Years or More		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2008:
Tax-exempt state, county, and municipal bonds	$-	-%	$-	-%	$1,010	4.86%	$14,526	4.27%	$15,536	4.31%

At December 31, 2007:
Tax-exempt state, county, and municipal bonds	$-	-%	$-	-%	$1,057	4.77%	$14,705	3.97%	$15,762	4.02%

At December 31, 2006:
Tax-exempt state, county, and municipal bonds	$-	-%	$-	-%	$625	4.70%	$9,407	4.38%	$10,032	4.40%

At December 31, the weighted average life in years was as follows:
	2008	2007	2006
Securities available-for-sale:
U. S. Government-sponsored agency	2.6	14.0	14.7
Mortgage-backed securities	21.0	9.5	9.3
Total	17.7	14.1	10.1
Securities held-to-maturity:
Tax-exempt state, county, and municipal bonds	18.4	17.6	16.1

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

The FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area.  Under these regulations, “well-capitalized” depository institutions may accept, renew, or rollover deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments and rates), and “undercapitalized” depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of “well-capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law.  See “Description of Business/Supervision and Regulation.”  As of December 31, 2008, Oceanside met the definition of a “well-capitalized” depository institution.

Our primary source of funds is deposit accounts that include both interest- and noninterest-bearing demand, savings, and time deposits under $100,000 (referred to as “core deposits”).  At December 31, 2008, 2007, and 2006, these core deposits accounted for approximately 78%, 73%, and 76%, respectively, of all deposits.  At December 31, 2008, time deposits under $100,000 accounted for approximately 50% of these core deposits as compared with money market deposits at 15% and noninterest-bearing demand deposits at 23%.  This compares with 2007 levels of 55%, 23%, and 17%, respectively, and with 2006 levels of 44%, 28%, and 22%, respectively.  At December 31, 2008, 2007, and 2006, jumbo certificates of deposit (time deposits $100,000 and greater) represented approximately 22%, 27%, and 24%, respectively, of total deposits.  At December 31, 2008, 2007, and 2006, time deposits outstanding in an individual amount of $100,000 or more totaled $51,771,000, $57,785,000, and $46,103,000, respectively.

Interest-bearing demand accounts, consisting of NOW and money market accounts, averaged $42,108,000 for the year ended 2008, $42,858,000 for the year ended 2007, and $41,983,000 for the year ended 2006, or approximately 19%, 21%, and 23% of average total deposits in 2008, 2007, and 2006, respectively.

Distribution of Deposit Accounts by Type (dollars in thousands):

	At December 31,
	2008		2007		2006
	% of	% of	% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits

Demand deposits	$43,017	17.9%	$27,278	12.5%	$32,006	16.6%
NOW deposits	20,208	8.4	4,440	2.1	3,970	2.1
Money market deposits	27,981	11.7	36,835	16.9	40,349	20.9
Savings deposits	2,892	1.2	2,800	1.3	5,347	2.8
Subtotal	94,098	39.2	71,353	32.8	81,672	42.4

Certificates of deposit:
1.00% - 1.99%	-	0.0	-	0.0	-	0.0
2.00% - 2.99%	6,250	2.6	-	0.0	90	0.1
3.00% - 3.99%	69,932	29.2	950	0.4	3,741	1.9
4.00% - 4.99%	42,947	17.9	40,953	18.8	40,915	21.2
5.00% - 5.99%	26,669	11.1	104,275	48.0	66,286	34.4
Less fees on brokered deposits	(52)	0.0	(40)	0.0	-	0.0
Total certificates of deposit (1)	145,746	60.8	146,138	67.2	111,032	57.6

Total deposits	$239,844	100.0%	$217,491	100.0%	$192,704	100.0%

(1)	Includes retirement accounts (in thousands) totaling $4,047, $5,281, and $3,954, in 2008, 2007, and 2006, respectively, all of which were in the form of certificates of deposit.

Average Deposits and Average Rates (dollars in thousands):

	At December 31,
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand, money market and NOW deposits	$69,612	1.43%	$72,193	2.33%	$75,160	1.93%
Savings deposits	2,988	1.10	3,751	1.49	5,294	1.28
Certificates of deposit	146,595	4.60	129,313	5.20	103,485	4.75
Total deposits	$219,195	3.54%	$205,257	4.12%	$183,939	3.50%

Time Deposits of $100,000 or more with remaining maturities of (dollars in thousands):

	December 31,
	2008	2007	2006

Due in three months or less	$21,648	$20,720	$12,474
Over three through twelve months	21,122	22,686	16,878
Over twelve months through three years	8,501	11,561	10,565
Over three years	500	2,818	6,186
	$51,771	$57,785	$46,103

Certificates of Deposits by Rate and Maturity Date (dollars in thousands):

	Year Ending December 31,
	2009	2010	2011	2012	2013	+	Total
At December 31, 2008:
1.00% - 1.99%	$-	$-	$-	$-	$-		$-
2.00% - 2.99%	6,036	213	1	-	-		6,250
3.00% - 3.99%	51,461	17,772	476	-	223		69,932
4.00% - 4.99%	34,078	7,765	761	57	286		42,947
5.00% - 5.99%	16,316	6,192	3,749	412	-		26,669
Less fees on brokered deposits	(52)	-	-	-	-		(52)
Total certificates of deposit	$107,839	$31,942	$4,987	$469	$509		$145,746

	Year Ending December 31,
	2008	2009	2010	2011	2012	+	Total
At December 31, 2007:
1.00% - 1.99%	$-	$-	$-	$-	$-		$-
2.00% - 2.99%	-	-	-	-	-		-
3.00% - 3.99%	446	504	-	-	-		950
4.00% - 4.99%	30,952	8,762	1,172	11	56		40,953
5.00% - 5.99%	77,138	15,690	6,662	4,377	408		104,275
Less fees on brokered deposits	(23)	(17)	-	-	-		(40)
Total certificates of deposit	$108,513	$24,939	$7,834	$4,388	$464		$146,138

	Year Ending December 31,
	2007	2008	2009	2010	2011	+	Total
At December 31, 2006:
1.00% - 1.99%	$-	$-	$-	$-	$-		$-
2.00% - 2.99%	58	32	-	-	-		90
3.00% - 3.99%	2,707	523	505	6	-		3,741
4.00% - 4.99%	30,814	7,365	1,752	968	16		40,915
5.00% - 5.99%	33,802	14,545	7,721	4,502	5,716		66,286
Total certificates of deposit	$67,381	$22,465	$9,978	$5,476	$5,732		$111,032

SHORT-TERM AND LONG-TERM DEBT

Other Borrowings (dollars in thousands):
	December 31,
	2008	2007	2006

Customer repurchase agreements	$-	$13,816	$26,921
Federal funds purchased	-	4,372	-
FHLB of Atlanta advances	6,300	2,300	2,300
Junior subordinated debentures	3,093	3,093	3,093

	$9,393	$23,581	$32,314

Customer Repurchase Agreements.  Oceanside has sold securities under an agreement to repurchase with during 2008, which effectively collateralizes overnight borrowings.  At December 31, 2008, no borrowings were outstanding and no securities were sold under agreements to repurchase.

FHLB of Atlanta Advances.  Oceanside has obtained advances from FHLB totaling $6,300,000 collateralized by Oceanside’s FHLB capital stock in the amount of $751,000 and a blanket lien on eligible qualifying real estate mortgage loans totaling approximately $41.4 million.  The advances mature in 2010, and have fixed interest rates ranging from 1.91% to 4.54%.  Atlantic has $18.4 million lendable collateral value for future FHLB advances.

Junior Subordinated Debentures.  On September 15, 2005, Atlantic issued $3,093,000 of fixed-rate junior subordinated debentures (the “debt securities”) to Atlantic BancGroup Statutory Trust I, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of Atlantic and are due and payable in thirty years.

Other Short-term Borrowings.  Oceanside purchases federal funds for liquidity needs during the year.  At December 31, 2008, 2007, and 2006, federal fund purchases were $-0-, $4,372,000, and $-0-, respectively.

Selected Data for Other Borrowings (dollars in thousands):

	2008	2007	2006
Interest rate at end of period
Customer repurchase agreements (federal funds rate less 25 basis points)	-%	4.000%	5.250%
FHLB of Atlanta advances (fixed rate convertible debt)	4.540%	4.540%	4.540%
FHLB of Atlanta advances (fixed rate fixed debt)	1.990%	-%	-%
Junior subordinated debentures (fixed rate for five years)	5.886%	5.886%	5.886%
Other short-term borrowings (federal funds purchased)	-%	4.600%	-%

Average balances during the period
Customer repurchase agreements	$10,960	$15,054	$18,098
FHLB of Atlanta advances	$4,545	$2,300	$2,300
Junior subordinated debentures	$3,093	$3,093	$3,093
Other short-term borrowings (federal funds purchased)	$2,445	$2,441	$695

Weighted average interest rate
Customer repurchase agreements	1.88%	4.81%	4.59%
FHLB of Atlanta advances	3.30%	4.45%	4.52%
Junior subordinated debentures	5.89%	5.89%	5.89%
Other short-term borrowings (federal funds purchased)	3.27%	4.64%	3.96%

Short-term borrowings (customer repurchase agreements and federal funds purchased)
Balance at end of period	$-	$18,188	$26,921
Weighted average interest rate at end of period	-%	4.00%	5.25%
Maximum amount outstanding at month end during the period	$22,159	$26,184	$29,310
Average amount outstanding during the period	$13,405	$17,495	$18,793
Weighted average interest rate during the period	2.13%	4.78%	4.58%

Interest Expense for Other Borrowings (dollars in thousands):

	December 31,
	2008	2007	2006
Customer repurchase agreements	$206	$724	$830
FHLB of Atlanta advances	149	104	104
Junior subordinated debentures	185	185	184
Other short-term borrowings (federal funds purchased)	80	113	31

	$620	$1,126	$1,149

LIQUIDITY

Our principal source of funds comes from Oceanside’s operations, including net increases in deposits, principal and interest payments on loans, and proceeds from sales and maturities of investment securities.  We use our capital resources principally to fund existing and continuing loan commitments, purchase investment securities, and meet other contractual obligations.

Liquidity management involves meeting the funds flow requirements of customers who may either be depositors wanting to withdraw funds, or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Liquid assets consist of vault cash, securities, and principal paydowns of other interest-earning assets.  Our principal sources of asset liquidity are federal funds sold and the securities portfolio, including principal paydowns from mortgage-backed securities.  In 2008, 2007, and 2006, principal paydowns from mortgage-backed securities totaled $7,163,000, $6,601,000, and $7,389,000, respectively.

Other sources of funds are principal paydowns and maturities in the loan portfolio.  The contractual loan maturity table herein illustrates the maturities of loans receivable at December 31, 2008.

We also have sources of liability liquidity that include core deposits as previously discussed and access to borrowed funds including overnight federal funds, lines of credit with the FHLB and Federal Reserve, and customer repurchase agreements.  At December 31, 2008, we had approximately $42.8 million available from these sources.  As mentioned elsewhere, increased competition for all funding sources has reduced our liquidity.

At December 31, 2008, 2007, and 2006, our liquidity ratio of liquid assets to transaction deposit accounts was 20.5%, 10.9%, and 23.6%, respectively.  Management believes that our liquidity is sufficient to meet our anticipated needs, and we also have the ability to supplement our liquidity by pursuing additional brokered deposits as have other community banks.  At December 31, 2008, brokered deposits totaled $26,343,000, which represented 11.0% of total deposits.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Contractual Commitments (dollars in thousands)
	December 31,
	2008	2007	2006
Commitments to originate loans
Residential real estate	$4,983	$8,796	$10,550
Commercial real estate, construction, and land development secured by real estate	2,186	12,099	15,691
Other unused commitments	3,311	7,462	5,221
Total commitments to originate loans	10,480	28,357	31,462
Financial standby letters of credit	1,701	2,084	1,712

Total contractual commitments	$12,181	$30,441	$33,174

Contractual Obligations (dollars in thousands)

	1 Year	Years 2	Years 4	After
	or Less	and 3	and 5	5 Years	Total

Deposits without a stated maturity	$94,098	$-	$-	$-	$94,098
Certificates of deposit and other time deposits	107,841	36,928	977	-	145,746
Federal Home Loan Bank advances	-	6,300	-	-	6,300
Junior subordinated debentures	-	-	-	3,093	3,093
Operating leases	325	500	172	956	1,953

Total contractual obligations	$202,264	$43,728	$1,149	$4,049	$251,190

Management believes that we have adequate resources to fund all our commitments and contractual obligations.  If so desired, we can adjust the rates and terms on certificates of deposit and other deposit accounts to attract deposits and fund additional commitments.  Other alternative funding sources include additional FHLB and Federal Reserve borrowings and brokered deposits, if necessary.

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

We are also subject to leverage capital requirements.  This requirement compares capital (using the definition of Tier 1 capital) to balance sheet assets and is intended to supplement the risk-based capital ratio in measuring capital adequacy.  The guidelines set a minimum leverage ratio of 3% for depository institutions that are highly rated in terms of safety and soundness, and which are not experiencing or anticipating any significant growth.  Other depository institutions are expected to maintain capital levels of at least 1% or 2% above the minimum.  Our actual capital amounts, capital ratios, and leverage ratios at December 31, 2008, 2007, and 2006 (Bank Only), are reflected in the table below.

Capital Ratios (dollars in thousands):
	Bank Only
	At December 31,
	2008	2007	2006
Tier 1 capital
Stockholder’s equity	$19,899	$21,831	$20,278
Plus, qualifying trust preferred securities	-	-	-
Plus, unrealized losses on AFS securities	1	84	283
Less disallowed deferred taxes for risk-based capital only	(845)	-	-
Less intangible assets	-	-	-
	19,055	21,915	20,561
Tier 2 capital
Allowable portion of allowance for loan losses and off-balance sheet commitments	2,665	2,200	1,599

Total risk-based capital	$21,720	$24,115	$22,160

Total risk-weighted assets	$211,883	$234,940	$202,463

Tier 1 risk-based capital ratio	8.99%	9.33%	10.16%

Total risk-based capital ratio	10.25%	10.26%	10.95%

Average total assets for leverage capital purposes	$262,982	$257,067	$234,906

Tier 1 leverage ratio	7.25%	8.53%	8.75%

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

Capital Analysis:
	For the Year Ended December 31,
	2008	2007	2006
Average equity as a percentage of average assets	7.14%	7.30%	7.11%
Equity to total assets at end of year	6.32	7.21	7.08
Return on average equity	-10.37	7.77	11.96
Return on average assets	-0.74	0.57	0.85
Noninterest expenses to average assets	2.94	2.59	2.65

Stockholders’ equity is adjusted for the effect of unrealized appreciation or depreciation, net of tax, on securities classified as available-for-sale.  Stockholders’ equity decreased $1,924,000 in 2008 and increased $1,605,000 and $2,019,000 in 2007 and 2006, respectively, as follows (dollars in thousands):

	2008	2007	2006

Net income (loss)	$(1,927)	$1,406	$1,918
Change in unrealized gains (losses) on available-for-sale securities	83	199	101
Implementation of EITF 06-4 for indexed retirement plan	(80)	-	-
	$(1,924)	$1,605	$2,019

Return on average equity	-10.37%	7.77%	11.96%

The decrease in return on average equity in 2008 and 2007 is the result of the net loss in 2008 and lower earnings for 2007 due to higher cost of funds resulting from increased competition for deposits and the increased allowances for loan losses to reflect higher nonperforming loans and lower collateral values particularly in the real estate market in which we operate.

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
	2008	2007	2006
Loans	$6.6	$6.2	$2.0
Unfunded loan commitments	$0.6	$1.9	$1.6
Deposits and customer repurchase agreements	$10.1	$24.2	$37.6

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

Interest Rate Sensitivity at December 31, 2008 (dollars in thousands):

	Under	3 to 12	Over
	3 Months	Months	1 - 5 Years	5 Years	Total

Federal funds sold	$100	$-	$-	$-	$100
Interest-bearing deposits in other banks	154	-	-	-	154
Loans(1)	72,618	15,999	96,239	16,720	201,576
Securities(2)	-	639	1,075	28,692	30,406

Total rate-sensitive assets	$72,872	$16,638	$97,314	$45,412	$232,236

Money market and NOW accounts(2)	$27,981	$-	$-	$20,208	$48,189
Savings accounts (2)	-	-	-	2,892	2,892
Certificates of deposit (2)	44,021	63,818	37,907	-	145,746

Total rate-sensitive liabilities	$72,002	$63,818	$37,907	$23,100	$196,827

Gap (repricing differences)	$870	$(47,180)	$59,407	$22,312	$35,409

Cumulative Gap	$870	$(46,310)	$13,097	$35,409

Cumulative Gap/total assets	0.32%	-17.28%	4.89%	13.21%

Total assets					$267,973

(1)
In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature.  Fixed-rate loans were scheduled according to their contractual maturities.  Nonaccrual loans of $5,459 (net of $6 of deferred fees), or $5,453, were excluded (dollars in thousands).

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

RECENT ACCOUNTING PRONOUNCEMENTS IMPACTING FUTURE PERIODS

There are currently no pronouncements issued or that are scheduled for implementation during 2009 that are expected to have any significant impact on our accounting policies.  For a discussion of recent accounting pronouncements, see the accompanying Notes to Consolidated Financial Statements shown in Item 8.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table illustrates the results of the latest simulation analysis used by Oceanside to determine the extent to which market risk would affect net interest margin for the next twelve and twenty-four months if prevailing interest rates increased or decreased the specified amounts from current prevailing rates.  As noted above, this model uses estimates and assumptions in both balance sheet growth and asset and liability account rate reactions to changes in prevailing interest rates.  Because of the inherent risk of using these estimates and assumptions in the simulation model used to derive this market risk information, the actual results of the future impact of market risk on Oceanside’s net interest margin may differ from that found in the table.

Change in Prevailing Interest Rates
	Next 12 months	Next 24 months

+ 200 basis points	(0.13%)	(0.33%)
Prevailing rates	-	-
- 200 basis points	(0.20%)	(0.32%)

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Atlantic BancGroup, Inc.
  and Subsidiaries
Jacksonville Beach, Florida

We have audited the consolidated balance sheets of Atlantic BancGroup, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic BancGroup, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 (page 50) to the consolidated financial statements, effective January 1, 2008, the Corporation adopted Emerging Issues Task Force No. 06-4, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split – Dollar Life Insurance Arrangements”.

/s/ MAULDIN & JENKINS, LLC

Albany, Georgia
March 23, 2009

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Cash and due from banks	$17,077	$4,656
Federal funds sold	100	-
Total cash and cash equivalents	17,177	4,656

Investment securities, available-for-sale	14,870	25,538
Investment securities, held-to-maturity (market value of $14,898 in 2008 and $15,522 in 2007)	15,536	15,762
Restricted stock	955	746
Loans, net	203,030	201,891
Bank premises and equipment	3,583	3,784
Other real estate owned	3,421	-
Accrued interest receivable	1,051	1,538
Deferred income taxes	2,003	996
Investment in unconsolidated subsidiary	93	93
Cash surrender value of bank-owned life insurance	4,886	4,680
Other assets	1,368	1,722

Total assets	$267,973	$261,406

LIABILITIES
Deposits:
Noninterest-bearing	$43,017	$27,278
Interest-bearing	196,827	190,213
Total deposits	239,844	217,491

Other borrowings:
Short-term borrowings, customer repurchase agreements	-	18,188
Long-term debt	9,393	5,393
Total other borrowings	9,393	23,581
Accrued interest payable	321	384
Other liabilities	1,483	1,094
Total liabilities	251,041	242,550

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 2,000,000 shares, none issued and outstanding	-	-
Common stock, $0.01 par value, authorized 10,000,000 shares, issued and outstanding 1,247,516 shares in 2008 and 2007	12	12
Additional paid-in capital	11,788	11,788
Retained earnings	5,133	7,140
Accumulated other comprehensive loss:
Net unrealized holding losses on securities	(1)	(84)
Total stockholders’ equity	16,932	18,856

Total liabilities and stockholders’ equity	$267,973	$261,406

Book value per common share	$13.57	$15.11

Common shares outstanding	1,247,516	1,247,516

See accompanying notes to consolidated financial statements.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2008	2007
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME
Interest and fees on loans	$13,637	$15,255
Taxable interest income on investment securities and interest bearing deposits in banks	989	1,290
Tax-exempt interest income on investment securities	674	596
Interest on federal funds sold	35	227
Total interest income	15,335	17,368

INTEREST EXPENSE
Interest on deposits	7,770	8,465
Short-term borrowings	286	837
Long-term borrowings	334	289
Total interest expense	8,390	9,591

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	6,945	7,777

PROVISION FOR LOAN LOSSES	4,424	629

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,521	7,148

NONINTEREST INCOME
Fees and service charges on deposit accounts	688	635
Other fee income for banking services	162	200
Mortgage banking fees	17	69
Income from bank-owned life insurance	221	152
Dividends on restricted stock	32	34
Dividends on trust-preferred securities	5	5
Gain on sale of investment securities	346	-
Gain on sale of other real estate owned	4	-
Other income	34	24
Total noninterest income	1,509	1,119

NONINTEREST EXPENSES
Salaries and employee benefits	3,128	3,063
Expenses of bank premises and fixed assets	1,092	1,096
Other operating expenses	3,429	2,254
Total noninterest expenses	7,649	6,413

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(3,619)	1,854

PROVISION (BENEFIT) FOR INCOME TAXES	(1,692)	448

NET INCOME (LOSS)	(1,927)	1,406

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains on securities arising during period, net of income tax expense of $51 in 2008 and $119 in 2007 (See Note 2)	83	199

COMPREHENSIVE INCOME (LOSS)	$(1,844)	$1,605

AVERAGE COMMON SHARES OUTSTANDING
Basic and fully diluted	1,247,516	1,247,516

EARNINGS (LOSSES) PER SHARE
Basic and fully diluted	$(1.54)	$1.13

See accompanying notes to consolidated financial statements.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Accumulated Paid-in	Retained	Additional Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
	(Dollars in Thousands)

Balance, December 31, 2006	1,247,516	$12	$11,788	$5,734	$(283)	$17,251

Comprehensive income:
Net income	-	-	-	1,406
Change in net unrealized holding gains on securities	-	-	-	-	199

Total comprehensive income	-	-	-	-	-	1,605

Balance, December 31, 2007	1,247,516	12	11,788	7,140	(84)	18,856

Cumulative effect adjustment recorded as of January 1, 2008, for implementation of EITF 06-4 (See Notes 1 and 9)	-	-	-	(80)	-	(80)

Comprehensive income (loss):
Net loss	-	-	-	(1,927)
Change in net unrealized holding gains on securities	-	-	-	-	83

Total comprehensive loss	-	-	-	-	-	(1,844)

Balance, December 31, 2008	1,247,516	$12	$11,788	$5,133	$(1)	$16,932

See accompanying notes to consolidated financial statements.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2007
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,927)	$1,406
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,424	629
Provision for off-balance sheet commitments	-	31
Depreciation and amortization	313	321
Net premium amortization and discount accretion	(24)	(28)
Gain on sale of investment securities	(346)	-
Gain on sale of other real estate owned	(4)	-
Deferred income taxes	(1,007)	(295)
Policy income from bank-owned life insurance	(206)	(137)
Pension expense from indexed retirement plan	295	181
Write-down of other real estate owned	315	-
(Increase) decrease in accrued interest receivable and other assets	526	(1,559)
Increase (decrease) in accrued interest payable and other liabilities	(99)	38
Net cash provided by operating activities	2,260	587

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:
Purchases	(9,346)	(1,982)
Proceeds from sales	12,751	-
Calls and maturities	610	-
Principal repayments on mortgage-backed investment securities	7,163	6,601
Securities held-to-maturity:
Purchases	-	(5,736)
Calls	220	-
Purchases of restricted stock	(209)	(11)
Increase in loans	(11,282)	(26,411)
Proceeds from sale of other real estate owned	2,302	(2,000)
Purchases of bank premises and equipment	(113)	(145)
Net cash provided by (used in) investing activities	2,096	(29,684)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits:
Noninterest-bearing	15,739	(4,728)
Interest-bearing	6,614	29,515
Proceeds from other borrowings, net of repayments	(14,188)	(8,733)
Net cash provided by financing activities	8,165	16,054

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,521	(13,043)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,656	17,699

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,177	$4,656

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash received during the year for interest and dividends	$15,859	$17,053
Cash paid during the year for interest	$8,453	$9,486
Cash paid during the year for income taxes	$46	$1,139

NONCASH TRANSACTIONS
Loans transferred to foreclosed real estate during the year	$5,719	$-
Increase in cash surrender value of bank-owned life insurance	$220	$152
Increase in deferred compensation arrangements	$295	$181
Net change in unrealized holding gains on securities available-for-sale, net of income taxes	$83	$199

See accompanying notes to consolidated financial statements.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

General - Atlantic BancGroup, Inc. (the “Holding Company”) is a bank holding company registered with the Federal Reserve and owns 100% of the outstanding stock of Oceanside Bank (“Oceanside”).  Oceanside is a Florida state-chartered commercial bank, which opened July 21, 1997.  Oceanside’s deposits are insured by the Federal Deposit Insurance Corporation.  The Holding Company’s primary business activities are the operations of Oceanside, and it operates in only one reportable industry segment:  banking.  Collectively, the entities are referred to as “Atlantic.”  In 2008, Oceanside formed and began operating a subsidiary, S. Pt. Properties, Inc., for the sole purpose of managing a single real estate property acquired through foreclosure.

Regulatory Oversight, Capital Adequacy, Liquidity, and Management’s Plans - The consolidated financial statements contemplate the realization of assets and the discharge of liabilities in the normal course of business.  Due to Atlantic’s 2008 financial results and the substantial uncertainty throughout the U.S. banking industry, the following matters should be considered:

Regulatory Oversight.  As described in Note 15 Regulatory Capital Matters, Oceanside Bank is currently undergoing an FDIC regulatory examination and the final results are unknown.  As noted herein, federal and state regulatory examinations may result in enforcement actions that include recognition of additional losses, stricter capital and liquidity thresholds, and other restrictions.  At this time, management cannot predict the outcome of the current FDIC examination.

Capital Adequacy.  During 2008, the FDIC issued guidance to institutions with significant concentrations of commercial real estate (“CRE”) loans, particularly construction and development (“C&D”) loans.  The FDIC strongly recommended that, as market conditions warrant, institutions with CRE concentrations (particularly in C&D lending) increase capital to provide ample protection from unexpected losses if market conditions deteriorate further.  Other recommendations for managing CRE concentrations included:

•	Ensure that loan loss allowances are appropriately strong.
•	Manage C&D and CRE loan portfolios closely.
•	Manage interest reserve and loan extension accommodations, reflecting the borrower's condition accurately in loan ratings and documented reviews.
•	Maintain updated financial and analytical information.
•	Bolster the loan workout infrastructure.

In light of the current economic environment, management is pursuing a number of sources for raising additional capital.  However, current market conditions for banking institutions, the overall uncertainty in financial markets, and the Atlantic’s depressed stock price are significant barriers to obtaining non-dilutive capital.

Liquidity.  Atlantic actively manages liquidity.  Cash and cash equivalents at December 31, 2008, were $17.2 million.  In addition to cash and cash equivalents and un-pledged investment securities, Atlantic has the following sources of available liquidity at December 31, 2008: lines of credit to purchase federal funds ($19.5 million), Federal Reserve discount window ($3.1 million), FDIC Temporary Liquidity Guarantee Program ($4.8 million), and Federal Home Loan Bank of Atlanta ($18.4 million).  Other funding sources include brokered deposits, which currently represent less than 11% of total deposits.  Based on current and expected liquidity needs and sources, management expects Atlantic to be able to meet obligations.

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

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

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

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed assets, and the realization of deferred tax assets.

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

While management uses available information to recognize losses on loans and to value foreclosed assets, further reductions in the carrying amounts of loans and foreclosed assets may be necessary based on changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and the carrying value of foreclosed assets.  Such agencies may require Atlantic to recognize additional losses based on their judgments about information available to them at the time of their examination.

Management’s determination of the realization of deferred tax assets is based upon management’s judgment of various future events and uncertainties, including the timing, nature, and amount of future income earned by certain subsidiaries and the implementation of various plans to maximize realization of deferred tax assets.  Management believes that the Company will generate sufficient operating earnings to realize the deferred tax benefits.

Cash and Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks and federal funds sold, all of which mature within ninety days.  At December 31, 2008 and 2007, cash and due from banks includes $154,000 and $13,000, respectively, of interest-bearing deposits in the Federal Home Loan Bank.

Oceanside is required by law or regulation to maintain cash reserves on hand or with the Federal Reserve Bank of Atlanta.  The minimum reserve balances were approximately $1,664,000 and $1,765,000 at December 31, 2008 and 2007, respectively.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Debt securities not classified as held-to-maturity are classified as available-for-sale.  Securities available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income (loss).  Realized gains (losses) on securities available-for-sale are included in noninterest income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income (loss).  Gains and losses on sales of securities are determined by the specific-identification method.

Equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in noninterest income.  During 2008 and 2007, Atlantic did not engage in trading securities.

Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  As of December 31, 2008, no securities were determined to have other than a temporary decline in fair value below cost.

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

Restricted Stock - At December 31, 2008 and 2007, Oceanside owned Federal Home Loan Bank stock, carried at cost, totaling $751,000 and $542,000, respectively.  The stock is considered restricted, and the amount is required to be maintained based on a percentage of Oceanside’s total assets.  Oceanside also maintained stock, carried at cost, as a condition of its correspondent banking relationship with two banks totaling $204,000 at both December 31, 2008 and 2007.

Loans Held-for-Sale - Residential loans held-for-sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements.  Gains and losses resulting from sales of residential mortgage loans are recognized when Atlantic funds the loan and has a commitment from the purchaser.  Atlantic had no significant loans held-for-sale as of December 31, 2008 or 2007.  Loans originated for sale in 2008 and 2007 totaled $11.6 million and $7.6 million, respectively.  The income from mortgage banking operations totaled $17,000 and $69,000 for 2008 and 2007, respectively.

Oceanside originates loans with a guaranty from the Small Business Administration (“SBA”).  Oceanside does not classify SBA loans (or the SBA-guaranteed portion) as held-for-sale, as the intent is to generally hold SBA loans to maturity in Oceanside’s held-for-investment portfolio.  There were no sales of SBA loans in 2008 or 2007.  Typically, if an SBA loan is sold, no loan servicing is retained by Oceanside.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Foreclosed Assets (Including Other Real Estate Owned) - Assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the foreclosed asset is carried at the lower of carrying amount or fair value less cost to sell.  Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the foreclosed assets at the time of the transfer.  Revenue and expenses from operations and changes in the valuation allowance are included in other operating expenses.  At December 31, 2008 and 2007, foreclosed assets including repossessed vehicles and other assets totaled $75,000 and $9,000, respectively, and other real estate owned of $3,421,000 and $-0-, respectively.

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

Comprehensive Income - Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements.  SFAS 130 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.  In accordance with the provisions of the SFAS 130, Atlantic has included in the accompanying consolidated financial statements comprehensive income resulting from such activities.  Comprehensive income (loss) consists of the net income (loss) and net unrealized gains (losses) on investment securities available-for-sale.

These amounts are reported net of the income tax benefit (expense) less any related allowance for realization.  Also, accumulated other comprehensive income (loss) is included as a separate disclosure within the Consolidated Statements of Stockholders’ Equity in the accompanying consolidated financial statements.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Computation of Per Share Earnings - Basic earnings (losses) per share (“EPS”) amounts are computed by dividing net earnings (losses) by the weighted average number of common shares outstanding for the years ended December 31, 2008 and 2007.  Diluted EPS are computed by dividing net earnings (losses) by the weighted average number of shares and all dilutive potential shares outstanding during the period.  Atlantic has no dilutive potential shares outstanding for 2008 or 2007.  The following information was used in the computation of EPS on both a basic and diluted basis for the years ended December 31, 2008 and 2007 (dollars in thousands except per share data):
	For the Years Ended December 31,
	2008	2007
Basic EPS computation:
Numerator - Net income (loss)	$(1,927)	$1,406
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic EPS	$(1.54)	$1.13

Diluted EPS computation:
Numerator - Net income (loss)	$(1,927)	$1,406
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Diluted EPS	$(1.54)	$1.13

Advertising and Business Development - Atlantic expenses advertising and business development costs as incurred. Advertising and business development costs for 2008 and 2007 as included in other operating expenses were $145,000 and $125,000, respectively.

Reclassification of Accounts - Atlantic’s management periodically revises its classification of certain items within the consolidated financial statements in order to provide a more meaningful presentation of Atlantic’s financial position, results of operations, and cash flows.  In those cases where the revisions in presentation have been adopted in the 2008 consolidated financial statements, the corresponding 2007 balances have also been reclassified to enhance comparability between periods.

Recent Accounting Pronouncements - SFAS No 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to  recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141.  Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting, and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.”  SFAS 141R is expected to have a significant impact on Atlantic’s accounting should it enter into any business combinations closing on or after January 1, 2009.

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157, with the exception of certain provisions, became effective for Atlantic on January 1, 2008 (see Note 14).

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.”  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.  SFAS 159 became effective for Atlantic on January 1, 2008.  The adoption of this statement did not have a significant impact on Atlantic’s financial statements.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 is effective for Atlantic on January 1, 2009, and is not expected to have a significant impact on Atlantic’s financial statements.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The hierarchical guidance provided by SFAS 162 did not have a significant impact on Atlantic’s financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.”  Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. The adoption of Interpretation 48 on January 1, 2007, did not significantly impact Atlantic’s financial statements.

FSP No. 48-1 “Definition of Settlement in FASB Interpretation No. 48.” FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  FSP 48-1 was effective retroactively to January 1, 2007, and did not significantly impact Atlantic’s financial statements.

Emerging Issues Task Force (EITF) Issue No. 06-4, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”  EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods.  Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee.  Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

on the future cost of insurance to be incurred during the employee’s retirement.  If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Post-retirement Benefits Other Than Pensions.”  Atlantic adopted EITF 06-4 on January 1, 2008, as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $80,979.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Atlantic’s consolidated financial statements.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities at December 31, 2008 and 2007, follow (dollars in thousands):

	December 31, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Government- sponsored agency	$2,700	$5	$(6)	$2,699	$2,983	$36	$-	$3,019
Mortgage-backed securities	12,171	40	(40)	12,171	22,691	46	(218)	22,519
	14,871	45	(46)	14,870	25,674	82	(218)	25,538
Held-to-maturity
State, county and municipal bonds	15,536	133	(771)	14,898	15,762	131	(371)	15,522
Total investment securities	$30,407	$178	$(817)	$29,768	$41,436	$213	$(589)	$41,060

Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2008:
Available-for-Sale
U.S. Government-sponsored agency	$(6)	$927	$-	$88	$(6)	$1,015
Mortgage-backed securities	(40)	10,881	-	-	(40)	10,881
	$(46)	$11,808	$-	$88	$(46)	$11,896
Held-to-Maturity
State, county, and municipal bonds	$(393)	$6,590	$(378)	$3,868	$(771)	$10,458

December 31, 2007:
Available-for-Sale
Mortgage-backed securities	$(28)	$6,063	$(190)	$12,746	$(218)	$18,809
Held-to-Maturity
State, county, and municipal bonds	$(313)	$8,987	$(58)	$2,758	$(371)	$11,745

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2 - INVESTMENT SECURITIES (Continued)

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

The unrealized losses on investment securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Atlantic has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.  The estimated fair value of securities is determined on the basis of market quotations.

The following is a summary of the effects on the Consolidated Statements of Stockholders’ Equity at December 31, 2008 and 2007 (dollars in thousands):
	2008	2007

Gross unrealized losses on investment securities available-for-sale	$(1)	$(136)
Deferred tax benefit on unrealized losses	-	52
Balance, December 31	$(1)	$(84)

The following presents the net change in unrealized gains or losses on investment securities available-for-sale that are shown as a component of stockholders’ equity and comprehensive income (loss) for the years ended December 31, 2008 and 2007 (dollars in thousands):
	2008	2007

Unrealized holding gains on investment securities arising during period	$480	$318
Less: reclassification adjustment for gains included in net income (loss)	(346)	-
Other comprehensive income, before tax	134	318
Income tax expense related to items of other comprehensive income	(51)	(119)
Other comprehensive income, net of tax	$83	$199

Gross gains and losses on sales of investment securities in 2008 totaled $346,000 and $-0-, respectively.  There were no sales of investment securities in 2007.

At December 31, 2008, securities with a carrying value of $864,000 and fair value of $889,000 were pledged to secure deposits of public funds from the state of Florida and treasury tax and loan deposits with the Federal Reserve.  Securities were pledged as collateral for Federal Reserve Borrowings and to secure public funds from the State of Florida, Federal Reserve discount window, and treasury tax and loan deposits in 2008 and 2007.  The amortized cost of these securities was $5,023,000 and $868,000, respectively, and the fair values of these pledged securities were $4,711,000 and $911,000, respectively, as of December 31, 2008 and 2007.

There were no securities of a single issuer (which were non-governmental or non-government sponsored) that exceeded 10% of stockholders’ equity at December 31, 2008 or 2007.

The cost and estimated fair value of debt and equity securities at December 31, 2008 and 2007, by contractual maturities, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2 - INVESTMENT SECURITIES (Continued)

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2008:
Due in one year or less	$639	$639	$-	$-
Due after one through five years	1,074	1,075	-	-
Due after five through ten years	3,067	3,096	1,010	1,044
Due after ten years	10,091	10,060	14,526	13,854
	$14,871	$14,870	$15,536	$14,898

December 31, 2007:
Due in one year or less	$2,816	$2,803	$-	$-
Due after one through five years	2,408	2,356	-	-
Due after five through ten years	10,657	10,594	1,057	1,091
Due after ten years	9,793	9,785	14,705	14,431
	$25,674	$25,538	$15,762	$15,522

NOTE 3 - LOANS

The loan portfolio at December 31, 2008 and 2007, is composed of the following (dollars in thousands):

	2008	2007
Real estate loans
Construction, land development, and other land	$39,135	$53,197
1-4 family residential	57,814	45,708
Multifamily residential	4,481	1,784
Commercial	88,762	86,785
Total real estate loans	190,192	187,474
Commercial loans	13,314	11,485
Consumer and other loans	3,548	5,138
Total loan portfolio	207,054	204,097
Less, deferred fees and other	(25)	(37)
Less, allowance for loan losses	(3,999)	(2,169)
Loans, net	$203,030	$201,891

At December 31, 2008 and 2007, fixed-rate loans (excluding nonaccrual loans) with maturities (or repricing) over one year totaled approximately $33.3 million and $29.3 million, respectively.

The following is a summary of the transactions in the allowance for loan losses (dollars in thousands):

	2008	2007

Balance, beginning of period	$2,169	$1,599
Provisions charged to operating expenses	4,424	629
Loans charged-off	(2,615)	(75)
Recoveries	21	16
Balance, end of period	$3,999	$2,169

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 3 - LOANS (Continued)

The following is a summary of information pertaining to impaired and nonaccrual loans (dollars in thousands):

	December 31,
	2008	2007

Impaired loans with a valuation allowance (net of direct write-off of $1,110 in 2008 and $-0- in 2007)	$4,205	$2,698
Impaired loans without a valuation allowance	1,254	3,524
Total impaired loans	$5,459	$6,222
Valuation allowance related to impaired loans	$385	$562
Total nonaccrual loans	$5,459	$6,222
Total loans past due ninety days or more and still accruing	$1,656	$164

No additional funds are committed to be advanced in connection with impaired loans.

	2008	2007

Average impaired and nonaccrual loans during the year	$5,130	$5,853

During 2008 and 2007, interest income recorded on nonaccrual loans totaled $4,000 and $231,000, respectively, and interest earned but not recorded on nonaccrual loans in 2008 and 2007 was $176,000 and $216,000, respectively.

Loans past due 90 or more days and still accruing interest totaled $1,656,000 at December 31, 2008, and $164,000 at December 31, 2007.

NOTE 4 - FACILITIES

Facilities.  A summary follows (dollars in thousands):

	Cost	Accumulated Depreciation and Amortization	Net Book Value	Estimated Useful Lives
December 31, 2008:
Land and land improvements	$750	$-	$750
Bank building and improvements	3,443	875	2,568	5 - 40 years
Furniture, fixtures, and equipment	2,248	1,983	265	3 - 10 years
	$6,441	$2,858	$3,583

December 31, 2007:
Land and land improvements	$750	$-	$750
Bank building and improvements	3,438	757	2,681	5 - 40 years
Furniture, fixtures, and equipment	2,171	1,818	353	3 - 10 years
	$6,359	$2,575	$3,784

Depreciation and amortization of facilities totaled $313,000 and $321,000 in 2008 and 2007, respectively.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 4 - FACILITIES (Continued)

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

Total branch rent expense for 2008 and 2007 was $392,000 and $385,000, respectively.  The future annual rental payments for the branch leases are due as follows (dollars in thousands):

Years Ending December 31,	Amount

2009	$325
2010	332
2011	168
2012	84
2013	88
Thereafter	956
$1,953

NOTE 5 - TIME DEPOSITS

Time deposits at December 31, 2008 and 2007, totaled $145,746,000 and $146,138,000, respectively.  The scheduled maturities of time deposits were as follows (dollars in thousands):

	December 31, 2008		December 31, 2007
	Time, $100,000 And Over	Other Time Deposits	Time, $100,000 And Over	Other Time Deposits

Three months or less	$21,648	$22,373	$20,720	$22,707
Over three through twelve months	21,122	42,696	22,686	42,398
Over twelve months through three years	8,501	28,428	11,561	21,212
Over three years	500	478	2,818	2,036
	$51,771	$93,975	$57,785	$88,353

Time deposits of less than $100,000 with a remaining maturity of one year or less totaled $65,069,000 at December 31, 2008.  Time deposits of $100,000 or more with a remaining maturity of one year or less totaled $42,770,000 at December 31, 2008.

Interest expense on certificates of deposit of $100,000 or more totaled $2,378,000 and $2,858,000 for 2008 and 2007, respectively.  Interest expense on other time deposits totaled $4,371,000 and $3,878,000 for 2008 and 2007, respectively.  Early withdrawal penalties on certificates of deposit totaled $8,000 and $10,000 for 2008 and 2007, respectively, and have been netted against interest expense.

At December 31, 2008, Oceanside had $26,343,000 of brokered deposits, which are reflected in other time deposits.  Interest expense on brokered deposits totaled $1,174,000 for 2008.  At December 31, 2007, Oceanside had $17,926,000 of brokered deposits which are reflected in other time deposits.  Interest expense on brokered deposits totaled $203,000 for 2007.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 6 - OTHER BORROWINGS

Short-Term Debt, Customer Repurchase Agreements.  Atlantic has sold securities under agreements to repurchase during 2008, which effectively collateralize overnight borrowings.  As of December 31, 2008, no borrowings were outstanding and no securities were sold under agreements to repurchase.  The average balance of customer repurchase agreements for 2008 and 2007 were $10,960,000 and $15,054,000, respectively, at a weighted average interest rate of 1.88% and 4.81%, respectively.  Interest of $206,000 and $724,000 was recorded in 2008 and 2007, respectively.

Other Short-term Borrowings.  Atlantic purchases federal funds for liquidity needs during the year.  At December 31, 2008 and 2007, federal funds purchased were $-0- and $4,372,000, respectively.  The average federal funds purchased during 2008 and 2007, were $2,445,000 and $2,441,000, respectively, at a weighted average interest rate of 3.27% and 4.64%, respectively.  Interest of $80,000 and $113,000 was recorded in 2008 and 2007, respectively.

Long-Term Debt.  A summary of long-term debt follows (dollars in thousands):
	December 31,
	2008	2007
FHLB of Atlanta advances
Convertible debt	$2,300	$2,300
Fixed debt	4,000	-
	6,300	2,300
Junior subordinated debentures	3,093	3,093
	$9,393	$5,393

FHLB of Atlanta Advances.  At December 31, 2008 and 2007, Atlantic had obtained advances from FHLB of $6,300,000 and $2,300,000, respectively.  At December 31, 2008 and 2007, the advances were collateralized by Atlantic’s FHLB capital stock in the amount of $751,000 and $542,000, respectively, and a blanket lien on eligible wholly-owned residential (1-4 units) loans, commercial first mortgage loans, and home equity loans with a carrying value of $41.4 million and $5.7 million, respectively.  A summary follows (dollars in thousands):

			Balance of Advances at December 31,		Interest Expense
	Date	Interest Rate	2008	2007	2008	2007

Convertible fixed rate debt	11/17/2010	4.45%	$2,300	$2,300	$104	$104
Fixed rate advances	12/20/2010	1.91%-2.07%	4,000	-	45	-
			$6,300	$2,300	$149	$104

The weighted average rate for FHLB advances was 3.27% in 2008 and 4.54% in 2007.  At December 31, 2008, the FHLB had determined that of the $41.4 million of pledged collateral, $24.7 million was the lendable collateral value. The amount of advances available to Atlantic under this credit facility at December 31, 2008, totaled $18.4 million.

Junior Subordinated Debentures.  On September 15, 2005, Atlantic participated in a pooled offering of trust preferred securities.  Atlantic formed Atlantic BancGroup Statutory Trust I (the "Trust"), a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities.  The Trust used the proceeds from the issuance of $3,000,000 in trust preferred securities to acquire fixed/floating rate junior subordinated deferrable interest debentures of Atlantic in the amount of $3,093,000.  The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate of 5.886% equal to the interest rate on the debt securities, both payable quarterly for five years.  Beginning September 15, 2010, the quarterly rates vary based on the three month LIBOR plus 150 basis points.  The debt securities and the trust preferred securities each have 30-year lives.  The trust preferred securities and the debt securities are callable by Atlantic or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 6 - OTHER BORROWINGS (Continued)

by the Federal Reserve Board, if then required.  Atlantic has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder, if any, as Tier 2 capital for federal regulatory purposes.  There are no required principal payments on the junior subordinated debentures over the next five years.  Interest expense on the junior subordinated debentures totaled $185,000 in both 2008 and 2007.

Under new accounting guidance, FASB Interpretation Nos. 46 and 46R, the Trust is not consolidated with Atlantic.  Accordingly, Atlantic does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the junior subordinated debentures issued by Atlantic and held by the Trust.

At December 31, 2008 and 2007, Atlantic’s investment in the statutory trust of $93,000 has been included in Other Assets in the Consolidated Balance Sheets as an investment in an unconsolidated subsidiary.

NOTE 7 - INCOME TAXES

The provision (benefit) for income taxes on income is summarized as follows (dollars in thousands):

	Year Ended December 31,
	2008	2007
Current:
Federal	$(585)	$635
State	(100)	108
	(685)	743
Deferred:
Federal	(860)	(252)
State	(147)	(43)
	(1,007)	(295)
Total income tax provision (benefit)	$(1,692)	$448

A reconciliation of the income tax provision (benefit) computed at the federal statutory rate of 34% and the income tax provision (benefit) shown on the Consolidated Statements of Operations and Comprehensive Income, follows (dollars in thousands):
	2008		2007
		% of		% of
	Amount	Pretax	Amount	Pretax

Tax computed at statutory rate	$(1,230)	34.0%	$631	34.0%
Increase (decrease) resulting from:
State income taxes	(88)	2.4	131	7.0
Indexed retirement plan	(78)	2.2	(51)	(2.7)
Nontaxable interest income, net	(217)	6.0	(185)	(9.9)
Other	(79)	2.2	(78)	(4.2)
Income tax provision (benefit)	$(1,692)	46.8%	$448	24.2%

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 7 - INCOME TAXES (Continued)

The components of the net deferred income tax assets are as follows (dollars in thousands):
	December 31,
	2008	2007
Deferred tax asset:
Federal	$1,815	$1,030
State	311	176
	2,126	1,206
Deferred tax liability:
Federal	(105)	(179)
State	(18)	(31)
	(123)	(210)
Net deferred tax asset	$2,003	$996

The tax effects of each type of significant item that gave rise to deferred taxes are (dollars in thousands):

	December 31,
	2008	2007

Allowance for loan losses	$1,250	$761
Indexed retirement plans	514	359
Net unrealized holding losses on securities	-	51
Other real estate owned write-downs	181	-
State income tax net operating loss carryforward	88	-
Nonaccrual interest	66	-
Depreciation	(123)	(210)
Other, net	27	35
Net deferred tax asset	$2,003	$996

Income tax expense of $51,000 and $119,000 for 2008 and 2007, respectively, have been netted in the caption “Unrealized holding gains (losses) on securities arising during period” found in the Consolidated Statements of Operations and Comprehensive Income (Loss).

During 2008, Atlantic reported net operating losses for income tax purposes of $2,097,000 for Federal and $1,610,000 for State.  The Federal net operating loss can be carried back to 2006 and 2007, fully recovered as an income tax refund, and has been included in other assets on the Consolidated Balance Sheets.  The State net operating loss can only be carried forward and has been included in deferred tax assets at December 31, 2008.

NOTE 8 - EMPLOYEE BENEFITS AND INDEXED RETIREMENT PLANS

SIMPLE Plan.  Atlantic sponsors a savings incentive plan (“SIMPLE Plan”) that covers substantially all employees.  Atlantic matches each participant’s contribution, subject to a maximum of 3% of the participant's salary.  The SIMPLE Plan is a prototype plan and has been approved by the Internal Revenue Service.  The amount included in salaries and employee benefits as pension expense totaled $64,000 and $65,000 for 2008 and 2007, respectively.

Indexed Retirement Plans.  Atlantic has adopted an Indexed Retirement Plan (“IRP”) for Atlantic’s seven directors (including one director emeritus) and four of its current and former officers.  The purpose of the IRP is to retain qualified directors and members of management by offering a retirement benefit.  Benefits under the IRP began vesting over a five-year period, with service beginning in 1997.  Upon his resignation from Atlantic, a former officer and director was 60% vested in the IRP.  All of the directors are vested and the three current officers will be fully vested in December 2009.  At December 31, 2008, these three officers were vested at 86% - 88%.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 8 - EMPLOYEE BENEFITS AND INDEXED RETIREMENT PLANS (Continued)

Atlantic has purchased a pool of life insurance policies totaling $4,050,000 with funds that had previously been invested in overnight federal funds sold.  The policies have cash surrender values that can progressively grow, based on a fluctuating index of life insurance securities, resulting in an earnings stream to Atlantic.  At December 31, 2008 and 2007, the cash surrender values of these life insurance policies totaled $4,886,000 and $4,680,000, respectively.  For 2008, the average yield on these life insurance policies was estimated at 4.45% (or a taxable equivalent yield of 7.12%).

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

A summary of the activity for the IRP follows (dollars in thousands):
	December 31,
	2008	2007

Policy income included in other income	$220	$152
IRP expense included in other operating expenses	(294)	(181)
Life insurance expense included in other operating expenses	(14)	(17)
Deferred income tax benefit	110	67
Net after income tax benefit	$22	$21

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

Commercial and standby letters-of-credit are conditional commitments issued by Atlantic to guarantee the performance of a customer to a third party.  Those letters-of-credit are primarily issued to support public and private borrowing arrangements.  All letters of credit issued and outstanding at December 31, 2008, totaling $1,701,000, have expiration dates within one year.  The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers.  Atlantic generally holds collateral supporting those commitments if deemed necessary.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

At December 31, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk for Atlantic (dollars in thousands):
	2008	2007
Commitments to extend credit (including unused lines of credit):
Revolving, open-end lines secured by 1-4 family residential properties (home equity lines)	$4,983	$8,796
Commercial real estate, construction, and land development secured by real estate	2,186	12,099
Other	3,311	7,462
	10,480	28,357
Standby letters of credit	1,701	2,084
	$12,181	$30,441

Derivative Loan Commitments.  At December 31, 2008, Atlantic did not have any material amounts of commitments to originate residential mortgage loans that will be sold to investors at a specified time in the future.

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

Other.  At December 31, 2008 and 2007, Oceanside had $19.5 million of lines of credit from other banks for the purchase of overnight federal funds.  At December 31, 2008 and 2007, Atlantic had outstanding purchases in overnight federal funds of $-0- and $4.4 million, respectively, leaving $19.5 million and $15.1 million, respectively, available under these lines.  Additionally, Oceanside has an available line of credit with the Federal Home Loan Bank, for which approximately $18.4 million and $9.7 million, respectively, was available at December 31, 2008 and 2007.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

At December 31, 2008, securities with an amortized cost of $4.2 million and fair value of $3.8 were pledged to secure available advances of $3.1 million at the Federal Reserve Discount Window.  At December 31, 2008, Oceanside also had approximately $4.8 million available under the FDIC’s Temporary Liquidity Guarantee Program.

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

The concentrations of credit by type of loan are set forth in Note 3.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit were granted primarily to commercial borrowers.  Atlantic, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of its legal lending limit.  As a state-chartered bank, Oceanside’s 15% legal lending limit was approximately $3.6 million at December 31, 2008 ($6.0 million for loans qualifying for the 25% limit).  Atlantic does not have any significant concentrations in any one industry or customer.

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

A summary of activity for 2008 and 2007 for such loans follows (dollars in thousands):
	2008	2007

Beginning of year balance	$6,164	$1,998
Additions	1,040	5,622
Reductions	(634)	(1,456)
End of year balance	$6,570	$6,164

Unfunded commitments to the same parties totaled $579,000 and $1,865,000 at December 31, 2008 and 2007, respectively.  At December 31, 2008 and 2007, deposits and customer repurchase agreements with insiders totaled approximately $10.1 million and $24.2 million, respectively.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Dividends.  The ability of Atlantic to pay dividends to stockholders depends primarily on dividends received by Atlantic from its subsidiary, Oceanside.  Oceanside’s ability to pay dividends is limited by federal and state banking regulations based upon Oceanside’s profitability and other factors.  State banking statutes further require (i) prior approval, (ii) that at least 20% of the prior year’s earnings be transferred to additional paid-in capital (surplus) annually until surplus equals or exceeds Oceanside’s common stock, and (iii) that certain minimum capital levels are maintained.  At December 31, 2008 and 2007, retained earnings of approximately $532,000 and $621,000, respectively, were available to pay cash dividends to the holding company only (Atlantic) in order to maintain Oceanside’s current regulatory capital classification.  Atlantic’s dividend policy is to retain accumulated earnings to support its growth and maintain its capital levels.

NOTE 13 - OTHER OPERATING EXPENSES

Other operating expenses follow (dollars in thousands):
	2008	2007

Processing and settlement fees	$773	$646
OREO expenses	492	-
Professional, legal, and audit fees	459	264
Write-down of other real estate owned	315	-
Pension expense	295	181
Stationery, printing, and supplies	107	132
Postage, freight, and courier	80	100
Director fees	78	122
Telephone	134	88
Advertising and business development	145	125
Regulatory assessments	229	169
Insurance (excluding group insurance)	46	43
Dues and subscriptions	27	39
Other miscellaneous expenses	249	345
	$3,429	$2,254

NOTE 14 - FAIR VALUE

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
DECEMBER 31, 2008 AND 2007

NOTE 14 - FAIR VALUE (Continued)

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

Deposit Liabilities - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of long-term fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

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

The estimated fair values of Atlantic's financial instruments at December 31, 2008 and 2007, follow (dollars in thousands):

	Carrying	Fair
	Amount	Value
December 31, 2008:
Financial Assets
Cash and due from banks and federal funds sold	$17,177	$17,177
Investment securities and accrued interest receivable	30,615	29,977
Restricted stock	955	955
Loans and accrued interest receivable	203,872	205,897
Total assets valued	$252,619	$254,006

Financial Liabilities
Deposits and accrued interest payable	$240,134	$261,720
Other borrowings and accrued interest payable	9,424	9,424
Total liabilities valued	$249,558	$271,144

Off-Balance Sheet Commitments	$12,181	$12,181

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 14 - FAIR VALUE (Continued)
	Carrying	Fair
	Amount	Value
December 31, 2007:
Financial Assets
Cash and due from banks and federal funds sold	$4,656	$4,656
Investment securities and accrued interest receivable	41,599	41,359
Restricted stock	746	746
Loans and accrued interest receivable	203,130	203,191
Total assets valued	$250,131	$249,952

Financial Liabilities
Deposits and accrued interest payable	$217,850	$215,392
Other borrowings and accrued interest payable	23,608	23,393
Total liabilities valued	$241,458	$238,785

Off-Balance Sheet Commitments	$30,441	$30,441

While these estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that, were Atlantic to have disposed of such items at December 31, 2008, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2008, should not necessarily be considered to apply at subsequent dates.

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

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 14 - FAIR VALUE (Continued)

The table below presents Atlantic’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets (dollars in thousands):
Investment securities, available-for-sale	$-	$14,870	$-	$14,870

Total assets at fair value	$-	$14,870	$-	$14,870

Securities available-for-sale – The fair value of securities available for sale equals quoted market prices, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange.  Level 2 securities include mortgage-backed securities, other pass-through securities and collateralized mortgage obligations of government sponsored entities (GSE’s) and private issuers and obligations of states and political subdivision.

Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at December 31, 2008.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets (dollars in thousands):
Impaired loans, net of direct write-off and specific valuation allowances	$-	$-	$5,074	$5,074
Foreclosed assets	-	-	3,496	3,496

Total assets at fair value	$-	$-	$8,570	$8,570

Loans – Nonrecurring fair value adjustments to loans reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan.  Since the market for impaired loans is not active, loans subjected to nonrecurring fair value adjustments based on the loan’s observable market price are generally classified as Level 2. Loans subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation.  When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans are classified as Level 2.  If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

Foreclosed assets – These assets are reported at the lower of the loan carrying amount at foreclosure (or repossessions) or fair value written down by estimated cost to sale. Fair value is based on third party appraisals for other real estate owned and other independent sources for repossessed assets, considering the assumptions in the valuation, and are considered Level 2 or Level 3 inputs.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

As of December 31, 2008, the most recent notification from the FDIC, Oceanside was categorized as well-capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well-capitalized, it will have to maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below.  There are no conditions or events, since the most recent notification, that management believes have changed the prompt corrective action category.
			For Capital			To Be Well-Capitalized Under Prompt Corrective Action
	Actual		Adequacy Purposes			Provisions
	Amount	Ratio	> Amount	> Ratio	> Amount	> Ratio
	(dollars in thousands)
As of December 31, 2008:

Total capital to risk-weighted assets	$21,720	10.25%	$16,951	8.00%	$21,188	10.00%
Tier 1 capital to risk-weighted assets	$19,055	8.99%	$8,475	4.00%	$12,713	6.00%
Tier 1 capital to average assets	$19,055	7.25%	$10,519	4.00%	$13,149	5.00%

As of December 31, 2007:

Total capital to risk-weighted assets	$24,115	10.26%	$18,795	8.00%	$23,494	10.00%
Tier 1 capital to risk-weighted assets	$21,915	9.33%	$9,398	4.00%	$14,096	6.00%
Tier 1 capital to average assets	$21,915	8.53%	$10,283	4.00%	$12,853	5.00%

As previously mentioned in Note 1, Regulatory Oversight, Capital Adequacy, Liquidity, and Management’s Plans, Oceanside is undergoing an FDIC examination.  Given the current banking environment (which includes concerns over CRE concentrations, liquidity, loan losses, and capital), regulatory agencies are addressing these issues with enforcement actions ranging from a written agreement (either informal or formal) that would preclude Oceanside from being considered well-capitalized to the restriction or prohibition of certain activities by Atlantic or Oceanside.  If Oceanside was deemed an undercapitalized institution, the banking regulators would likely require Atlantic and Oceanside to submit a plan for restoring Oceanside to an acceptable capital category.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 16 - PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for Atlantic BancGroup, Inc. (parent only):

Condensed Balance Sheets as of December 31:	2008	2007
	(Dollars In Thousands)
Assets
Cash and cash equivalents	$13	$8
Investment in and advances to subsidiary bank	19,899	21,831
Other assets	178	156
Total	$20,090	$21,995

Liabilities and Stockholders' Equity
Liabilities	$3,158	$3,139
Stockholders' equity	16,932	18,856
Total	$20,090	$21,995

Condensed Statements of Operations and Stockholders' Equity
Years Ended December 31:	2008	2007
	(Dollars In Thousands)

Equity in net income (loss) of subsidiary bank	$(1,685)	$1,597
Other income	5	5
Interest expense	(185)	(185)
Other expenses (net of income tax benefit)	(62)	(11)
Net income (loss)	(1,927)	1,406
Stockholders' Equity:
Beginning of year	18,856	17,251
Net change in unrealized holding gains (losses) on securities in subsidiary bank	83	199
Cumulative effect adjustment - Implementation of EITF 06-4	(80)	-
End of year	$16,932	$18,856

Condensed Statements of Cash Flows
Years Ended December 31:	2008	2007
	(Dollars In Thousands)
Operating Activities
Net income (loss)	$(1,927)	$1, 406
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed earnings (losses) of subsidiary bank	1,685	(1,597)
Other	247	190
Net Cash Provided By (Used In) Operating Activities	5	(1)

Increase (Decrease) in Cash and Cash Equivalents	5	(1)
Cash and Cash Equivalents:
Beginning of year	8	9
End of year	$13	$8

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management assessed the effectiveness of Atlantic’s internal control over financial reporting as of December 31, 2008.  In making this assessment, Atlantic used the criteria set forth in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and Sarbanes-Oxley Section 404 – A Guide for Small Business, published by the U.S. Securities and Exchange Commission.

Based upon management’s evaluation under the framework in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies (2006) and Sarbanes-Oxley Section 404 – A Guide for Small Business, management concluded that Atlantic’s internal control over financial reporting was effective as of December 31, 2008.  The results of management’s assessment has been reviewed with the Audit Committee.

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

Changes in Internal Controls.  Atlantic has made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2008, which have materially affected or are reasonably likely to materially affect their internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information contained under the section captioned “Proposal I.  Election of Directors” beginning on page 6 of Atlantic’s definitive Proxy Statement is incorporated herein by reference.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information contained under the section captioned “Section 16(a) Beneficial Ownership Compliance” on page 13 of Atlantic’s definitive Proxy Statement is incorporated herein by reference.

CODE OF ETHICS

In 2003, Atlantic adopted a Code of Ethics policy that applies to its principal executive and financial officers (Incorporated by reference to Exhibit 14 to Atlantic’s Form 10-KSB for year ended December 31, 2003).

FINANCIAL EXPERT

Atlantic has at least one audit committee financial expert.  The information contained in the section captioned “Report of the Audit Committee” on page 4 in Atlantic’s definitive Proxy Statement is incorporated herein by reference.

CORPORATE GOVERNANCE

The information contained under the sections captions “Director Independence,” “Committees of the Board of Directors,” and “Report of the Audit Committee,” beginning on page 3 of Atlantic’s definitive Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information contained in the sections captioned “Summary Compensation Table” under “Executive Compensation” at page 9, “2009 Director Compensation Table” at page 10, “Benefits,” at page 11 and “Employment Contracts” at page 11 in the definitive Proxy Statement, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained in the section captioned “Beneficial Stock Ownership of Directors and Executive Officers” at page 9 in the definitive Proxy Statement, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained in the section captioned “Certain Relationships and Related Transactions” at page 11 in the definitive Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained in the section captioned “Proposal II.  Ratification of the Appointment of the Independent Auditor for the Fiscal Year Ending December 31, 2009,” at page 11 in the definitive Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS.

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

11
The computation of per share earnings is shown in the consolidated financial statements of Atlantic BancGroup, Inc. and Subsidiaries for December 31, 2008 and 2007, contained in Item 8, on Page 49 of the Notes to Consolidated Financial Statements

14	Code of Ethics for Senior Officers Policy. (d)
21.1	Subsidiaries of the Registrant
31.1	Certifications of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certifications of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville Beach, State of Florida, on the twenty-third day of March, 2009.

ATLANTIC BANCGROUP, INC.

/s/ Barry W. Chandler
Barry W. Chandler
Principal Executive Officer

/s/ David L. Young
David L. Young
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the twenty-third day of March, 2009:

Signature	Title

/s/ Donald F. Glisson, Jr.	Chairman of the Board
Donald F. Glisson, Jr.

/s/ Barry W. Chandler	President, Chief Executive Officer, and Director
Barry W. Chandler

/s/ David L. Young	Executive Vice President, Chief Financial Officer,
David L. Young	and Corporate Secretary

/s/ Frank J. Cervone	Director
Frank J. Cervone

/s/ Robin H. Scheiderman	Director
Robin H. Scheiderman

/s/ G. Keith Watson	Director
G. Keith Watson

/s/ Conrad L. Williams	Director
Conrad L. Williams

/s/ Dennis M. Wolfson	Director
Dennis M. Wolfson

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

Form 10-K
For Fiscal Year Ended December 31, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit

21.1	Subsidiaries of the Registrant

31.1	Certifications of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certifications of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002