Form 10-Q
period 2009-03-31
ATLANTIC BANCGROUP INC
filed 2009-05-15
CIK 1087790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $0.01 per share	1,247,516
(Class)	Outstanding at April 30, 2009

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 2009

INDEX

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Data)

	March 31, 2009	December 31,
	(Unaudited)	2008
ASSETS
Cash and due from banks	$23,885	$17,077
Federal funds sold	-	100
Total cash and cash equivalents	23,885	17,177

Investment securities, available-for-sale	18,136	14,870
Investment securities, held-to-maturity (market value of $14,568 in 2009 and $14,898 in 2008)	15,535	15,536
Restricted stock, at cost	1,151	955
Loans, net	203,426	203,030
Bank premises and equipment	3,537	3,583
Other real estate owned	2,338	3,421
Accrued interest receivable	1,127	1,051
Deferred income taxes	2,108	2,003
Investment in unconsolidated subsidiary	93	93
Cash surrender value of bank-owned life insurance	4,939	4,886
Other assets	1,246	1,368

TOTAL	$277,521	$267,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$34,850	$43,017
Interest-bearing	206,532	196,827

Total deposits	241,382	239,844

Long-term borrowings	17,393	9,393
Accrued interest payable	261	321
Other liabilities	1,649	1,483

Total liabilities	260,685	251,041

Commitments and contingencies	-	-

Stockholders' equity:
Common stock	12	12
Additional paid-in capital	11,788	11,788
Retained earnings	5,065	5,133
Accumulated other comprehensive loss:
Net unrealized holding losses on securities, available-for-sale	(29)	(1)

Total stockholders' equity	16,836	16,932

TOTAL	$277,521	$267,973

Book value per common share	$13.50	$13.57

Common shares outstanding	1,247,516	1,247,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended
	March 31,
	2009	2008

Interest and fees on loans	$3,154	$3,630
Investment income on investment securities	175	288
Tax-exempt interest income on investment securities	168	170
Interest on federal funds sold	1	8
Total interest income	3,498	4,096

Interest on deposits	1,616	2,173
Short-term borrowings	-	119
Long-term borrowings	118	72
Total interest expense	1,734	2,364

Net interest income before provision for loan losses	1,764	1,732

Provision for loan losses	234	224

Net interest income after provision for loan losses	1,530	1,508

Noninterest income:
Fees and service charges	179	200
Income from bank-owned life insurance	57	53
Gain on sale of investment securities	45	-
Loss on sale of other real estate owned	(61)	-
Loss on writedown of restricted stock	(179)
Other income	14	23
Total noninterest income	55	276

Noninterest expenses:
Salaries and employee benefits	735	795
Expenses of bank premises and fixed assets	256	273
Data processing, software, and communications	170	157
Legal, auditing, and consulting	128	118
Pension	83	70
Other real estate owned	127	92
FDIC assessments	67	44
Advertising and marketing	34	24
Directors' fees	-	26
Other operating expenses	203	213
Total noninterest expenses	1,803	1,812

Loss before benefit for income taxes	(218)	(28)
Benefit for income taxes	(150)	(75)
Net income (loss)	(68)	47

Other comprehensive income (loss), net of income taxes (benefits):
Unrealized holding gains (losses) arising during period	(28)	351

Comprehensive income (loss)	$(96)	$398

Earnings (losses) per common share
Basic	$(0.05)	$0.04
Diluted	$(0.05)	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars In Thousands)

					Net
					Unrealized
					Holding
					Losses on
			Additional		Securities,	Total
	Common Stock		Paid-in	Retained	Available-	Stockholders'
	Shares	Amount	Capital	Earnings	for-Sale	Equity

Balance, December 31, 2008	1,247,516	$12	$11,788	$5,133	$(1)	$16,932

Comprehensive income (loss):
Net loss for the quarter	-	-	-	(68)	-
Net change in unrealized holding losses on securities, available-for-sale	-	-	-	-	(28)

Total comprehensive loss	-	-	-	-	-	(96)

Balance, March 31, 2009	1,247,516	$12	$11,788	$5,065	$(29)	$16,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

	For the Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(68)	$47
Provision for loan losses	234	224
Depreciation and amortization	63	77
Net premium amortization and discount accretion	14	(8)
Gain on sale of investment securities	(45)	-
Loss on sale of other real estate owned	61	-
Loss on writedown of restricted stock	179	-
Other, net	(363)	(2,059)

Net cash provided (used) by operating activities	75	(1,719)

Cash flows from investing activities:
Net (increase) decrease in:
Investment securities	(7,091)	1,918
Loans	(954)	2,241
Proceeds from sale of investment securities	3,811	-
Proceeds from sale of other real estate owned	1,346	620
Purchases of bank premises and equipment, net	(17)	(37)

Net cash provided (used) by investing activities	(2,905)	4,742

Cash flows from financing activities:
Net increase in deposits	1,538	5,238
Net increase (decrease) in other borrowings	8,000	(3,738)

Net cash provided by financing activities	9,538	1,500

Net increase in cash and cash equivalents	6,708	4,523

Cash and cash equivalents at beginning of period	17,177	4,656

Cash and cash equivalents at end of period	$23,885	$9,179

CONDENSED SUPPLEMENTAL DISCLOSURES
Non-cash transaction - loans transferred to other real estate owned	$324	$5,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

General - Atlantic BancGroup, Inc. (the “Holding Company”) is a bank holding company registered with the Federal Reserve and owns 100% of the outstanding stock of Oceanside Bank (“Oceanside”).  Oceanside is a Florida state-chartered commercial bank, which opened July 21, 1997.  Oceanside’s deposits are insured by the Federal Deposit Insurance Corporation.  The Holding Company’s primary business activities are the operation of Oceanside, and it operates in only one reportable industry segment, banking.  Collectively, the entities are referred to as “Atlantic.”  References to Atlantic, Oceanside, and the Subsidiary throughout these condensed consolidated financial statements are made using the first-person notations of “we,” “our,” and “us.”  In 2008, Oceanside formed and began operating a subsidiary, S. Pt. Properties, Inc. (the “Subsidiary”), for the sole purpose of managing a single real estate property acquired through foreclosure.

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

Our condensed consolidated financial statements for the three months ended March 31, 2009 and 2008, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation.  Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year.  The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2008, and are incorporated herein by reference.

Oceanside, through four banking offices, provides a wide range of banking services to individual and corporate customers primarily in East Duval and Northeast St. Johns counties of Florida.  We are subject to regulations of certain federal and state regulatory agencies and, accordingly, we are examined by those agencies.  As a consequence of the extensive regulation of commercial banking activities, our business is particularly susceptible to being affected by federal and state legislation and regulations.

Regulatory Oversight . As described in Form 10-K for the year ended December 31, 2008, Oceanside Bank is currently undergoing an FDIC regulatory examination and the final results are unknown.  As noted herein, federal and state regulatory examinations may result in enforcement actions that include recognition of additional losses, stricter capital and liquidity thresholds, and other restrictions.  At this time, management cannot predict the outcome of the current FDIC examination.

Capital Adequacy . During 2008, the FDIC issued guidance to institutions with significant concentrations of commercial real estate (“CRE”) loans, particularly construction and development (“C&D”) loans.  The FDIC strongly recommended that, as market conditions warrant, institutions with CRE concentrations (particularly in C&D lending) increase capital to provide ample protection from unexpected losses if market conditions deteriorate further. Other recommendations for managing CRE concentrations included:

•	Ensure that loan loss allowances are appropriately strong.
•	Manage C&D and CRE loan portfolios closely.
•	Manage interest reserve and loan extension accommodations, reflecting the borrower’s condition accurately in loan ratings and documented reviews.
•	Maintain updated financial and analytical information.
•	Bolster the loan workout infrastructure.

In light of the current economic environment, management is pursuing a number of sources for raising additional capital.  However, current market conditions for banking institutions, the overall uncertainty in financial markets, and Atlantic’s depressed stock price are significant barriers to obtaining non-dilutive capital.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Liquidity.  Atlantic actively manages liquidity.  Cash and cash equivalents at December 31, 2008, were $23.9 million.  In addition to cash and cash equivalents and un-pledged investment securities, Atlantic has the following sources of available liquidity at March 31, 2009:  lines of credit to purchase federal funds ($11.5 million), Federal Reserve discount window ($3.1 million), FDIC Temporary Liquidity Guarantee Program ($4.8 million), and Federal Home Loan Bank of Atlanta ($10.6 million).  Other funding sources include brokered deposits, which currently represent less than 13% of total deposits.  Based on current and expected liquidity needs and sources, management expects Atlantic to be able to meet its obligations.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of other real estate owned (or foreclosed assets), and the realization of deferred tax assets.

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

Fair Value of Financial Instruments - Financial instruments consist of cash, due from banks, federal funds sold, investment securities, restricted stock, loans receivable, accrued interest receivable, deposits, other borrowings, accrued interest payable, and off-balance sheet commitments such as commitments to extend credit and standby letters of credit.  On an interim basis, we consider the cost of providing estimated fair values by each class of financial instrument to exceed the benefits derived.

Reclassifications - Certain amounts in the prior periods have been reclassified to conform to the presentation for the current period.

Recent Accounting Pronouncements - SFAS No 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to  recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

estimated fair value.  SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141.  Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting, and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.”  SFAS 141R is expected to have a significant impact on Atlantic’s accounting should it enter into any business combinations closing after January 1, 2009.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.”  SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 became effective for Atlantic on January 1, 2009.  The adoption of this statement did not have a significant impact on Atlantic’s financial statements.

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

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS (LOSSES)

Basic earnings (losses) per share (“EPS”) amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the three months ended March 31, 2009 and 2008.  Diluted EPS is computed by dividing net income (loss) by the weighted average number of shares and all dilutive potential shares outstanding during the period.  We have no dilutive potential shares outstanding for 2009 or 2008.  The following information was used in the computation of EPS on both a basic and diluted basis for the three months ended March 31, 2009 and 2008 (dollars and number of shares in thousands):

	Three Months Ended March 31,
	2009	2008
Basic and diluted EPS computation:
Numerator - Net income (loss)	$(68)	$47
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic and diluted earnings (losses) per share	$(0.05)	$0.04

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

	March 31, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale
U.S. Government-sponsored agency securities	$190	$3	$-	$193	$2,700	$5	$(6)	$2,699
Mortgage-backed securities	17,993	20	(70)	17,943	12,171	40	(40)	12,171
	18,183	23	(70)	18,136	14,871	45	(46)	14,870
Held-to-maturity
State, county and municipal bonds	15,535	110	(1,077)	14,568	15,536	133	(771)	14,898
Total investment securities	$33,718	$133	$(1,147)	$32,704	$30,407	$178	$(817)	$29,768

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

The unrealized losses on investment securities were caused by interest rate changes.  Temporary net decreases in fair value of securities available-for-sale at March 31, 2009, are regarded as an adjustment to stockholders' equity.  The estimated fair value of investment securities is determined on the basis of market quotations.  The following is a summary of the effects on the Condensed Consolidated Statement of Stockholders’ Equity at March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31,	December 31,
	2009	2008

Gross unrealized losses on investment securities available-for-sale	$(47)	$(1)
Deferred tax benefit on unrealized losses	18	-
Balance	$(29)	$(1)

The following presents the net change in unrealized gains or losses on investment securities available-for-sale that are shown as a component of stockholders’ equity and comprehensive income (loss) for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31,
	2009	2008

Unrealized holding gains (losses) on investment securities arising during period	$(1)	$564
Less: reclassification adjustment for gains included in net income (loss)	(45)	-
Other comprehensive income (loss), before income taxes (benefits)	(46)	564
Income tax expense related to items of other comprehensive income	18	(213)
Other comprehensive income (loss), net of income tax (benefits)	$(28)	$351

Gross gains and losses on sales of investment securities for the three months ended March 31, 2009, totaled $45,000 and $-0-, respectively.  There were no sales of investment securities during the same period of 2008.

At March 31, 2009, held-to-maturity investment securities with an amortized cost of $863,000 and fair value of $875,000 were pledged to secure deposits of public funds from the State of Florida and treasury tax and loan deposits with the Federal Reserve.  At March 31, 2009, held-to-maturity investment securities with an amortized cost of $4.2 million and a fair value of $3.7 million were pledged for other borrowings.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009

NOTE 3 - INVESTMENT SECURITIES (Continued)

There were no securities of a single issuer, which are non-governmental or non-government sponsored, that exceeded 10% of stockholders’ equity at March 31, 2009.

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

	March 31,	December 31,
	2009	2008
Real estate loans:
Construction, land development, and other land	$34,378	$39,135
1-4 family residential	59,667	57,814
Multifamily residential	4,679	4,481
Commercial	91,416	88,762
	190,140	190,192
Commercial loans	12,381	13,314
Consumer and other loans	4,990	3,548
Total loan portfolio	207,511	207,054
Less, deferred fees	(23)	(25)
Less, allowance for loan losses	(4,062)	(3,999)
Loans, net	$203,426	$203,030

During the three months ended March 31, 2009 and 2008, Oceanside transferred loans with carrying values (net of charge-offs and participations) totaling $324,000 and $5,189,000, respectively, to other real estate owned (foreclosed properties or assets).  Proceeds (net of participations) from the sale of foreclosed properties totaled $1,346,000 and $620,000, respectively, for the same periods.  Gross losses of $115,000 and gross gains of $54,000 for a net loss of $61,000 were recorded on sales of foreclosed properties for the first quarter of 2009.  No gains or losses were reported for the same period of 2008.  Expenses totaling $74,000 and $92,000, respectively, were recorded in 2009 and 2008 on foreclosed assets.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses.  We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb probable losses inherent in the loan portfolio.  Activity in the allowance for loan losses follows (dollars in thousands):

	For the Three	For the Twelve
	Months Ended	Months Ended
	March 31, 2009	December 31, 2008

Balance, beginning of period	$3,999	$2,169
Provisions charged to operating expenses	234	4,424
Loans charged-off	(171)	(2,615)
Recoveries	-	21

Balance, end of period	$4,062	$3,999

We had twelve loans totaling $7,292,000 at March 31, 2009, categorized as nonaccrual, and nine loans totaling $5,459,000 categorized as nonaccrual at December 31, 2008.  We had specific allowances for losses on nonaccrual loans of $274,000 and $385,000 at March 31, 2009 and December 31, 2008, respectively.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009

NOTE 5 - ALLOWANCE FOR LOAN LOSSES (Continued)

We had loans past due 90 days or more and still accruing interest totaling $18,000 and $1,656,000 at March 31, 2009 and December 31, 2008, respectively.  Loans over 90 days past due that are well secured and in process of collection remain on accrual status in accordance with regulatory guidelines.

NOTE 6 - LONG-TERM BORROWINGS

A summary of long-term borrowings follows (dollars in thousands):

	March 31,	December 31,
	2009	2008

FHLB of Atlanta advances	$14,300	$6,300
Junior subordinated debentures	3,093	3,093

Total long-term borrowings	$17,393	$9,393

During the first quarter of 2009, we borrowed an additional $8.0 million from the FHLB of Atlanta.  A summary of the FHLB of Atlanta advances follows (dollars in thousands):

			March 31,	December 31,
	Maturity Date	Interest Rate	2009	2008

Convertible fixed rate debt	11/17/2010	4.45%	$2,300	$2,300
Fixed rate advances	12/20/2010	1.91%-2.07%	4,000	4,000
Fixed rate advance	01/09/2012	2.30%	8,000	-
			$14,300	$6,300

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.  Our exposure to credit loss is represented by the contractual amount of these commitments.  We follow the same credit policies in making commitments as we do for on-balance sheet instruments.  Financial instruments at March 31, 2009, consisted of commitments to extend credit approximating $13.1 million and standby letters of credit of $1.7 million.

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

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009

NOTE 8 - REGULATORY CAPITAL

Oceanside is required to maintain certain minimum regulatory capital requirements.  The following is a summary at March 31, 2009 (before the loss on write-down of restricted stock in Silverton Bank), of the regulatory capital requirements and actual capital on a percentage basis for Oceanside:

		Regulatory Requirement
		For Capital	For Well-
	Actual	Adequacy	Capitalized

Total capital ratio to risk-weighted assets	10.48%	8.00%	10.00%
Tier 1 capital ratio to risk-weighted assets	9.22%	4.00%	6.00%
Tier 1 capital to average assets	7.21%	4.00%	5.00%

As previously mentioned in Note 1, Oceanside is undergoing an FDIC examination.  Given the current banking environment (which includes concerns over CRE concentrations, liquidity, loan losses, and capital), regulatory agencies are addressing these issues with enforcement actions ranging from a written agreement (either informal or formal) that would preclude Oceanside from being considered well-capitalized to the restriction or prohibition of certain activities by Atlantic or Oceanside.  If Oceanside was deemed a less than well-capitalized institution, the banking regulators would likely require Atlantic and Oceanside to submit a plan for restoring Oceanside to an acceptable capital category.

Subsequent to the filing of Oceanside’s Call Report for the quarter ended March 31, 2009, Oceanside realized a loss on restricted stock of $112,000 (net of income tax benefit).  For regulatory reporting purposes, Oceanside will report the loss in the second quarter of 2009 as this subsequent event became known after the financial statements of Oceanside were filed with the regulators.  Accordingly, the risk-based capital ratios have not been revised.  The effect on the risk-based capital ratios ranged from 0.04% to 0.05% and were not material (see Note 10).

NOTE 9 - FAIR VALUE MEASUREMENTS

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

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009

NOTE 9 - FAIR VALUE MEASUREMENTS (Continued)

The table below presents the Atlantic’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets (dollars in thousands):
Investment securities, available-for-sale	$-	$18,136	$-	$18,136

Total assets at fair value	$-	$18,136	$-	$18,136

Securities available-for-sale – The fair value of securities available for sale equals quoted market prices, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange.  Level 2 securities include mortgage-backed securities, other pass-through securities and collateralized mortgage obligations of government sponsored entities (GSE’s) and private issuers and obligations of states and political subdivisions.

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

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets (dollars in thousands):
Impaired loans, net of direct write-off and specific valuation allowances	$-	$-	$7,018	$7,018
Foreclosed assets	-	-	2,388	2,388

Total assets at fair value	$-	$-	$9,406	$9,406

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

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009

NOTE 10 - SUBSEQUENT EVENT

After Oceanside Bank had filed its Call Report for the first quarter of 2009, the FDIC announced that a bridge bank was created to take over the operations of Silverton Bank, National Association, Atlanta, Georgia, after the Office of the Comptroller of the Currency (“OCC”) closed the bank on May 1, 2009.  The OCC appointed the FDIC as receiver. The newly created bank is Silverton Bridge Bank, National Association.  Silverton Bank was a commercial bank that provided correspondent banking services to approximately 1,400 client banks in 44 states, and operated six regional offices.  To solidify and enhance our correspondent banking relationship with Silverton Bank, we were asked to purchase Silverton Bank restricted stock totaling $179,000, which is now impaired.

Retroactive to March 31, 2009, Oceanside elected to write-down all the Silverton Bank common stock.  This write-down of $112,000 (net of income tax benefit of $67,000) caused a swing from net earnings of $44,000 to the net loss of $68,000 reported for the quarter ended March 31, 2009.  Management anticipates experiencing no other losses due to its relationship with Silverton Bank.

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

Index

Critical Accounting Policies

Our accounting and reporting policies are in accordance with U.S. generally accepted accounting principles (“GAAP”), and they conform to general practices within the banking industry.  We use a significant amount of judgment and estimates based on assumptions for which the actual results are uncertain when we make the estimations.  We have identified our policy covering the allowance for loan losses as being particularly sensitive in terms of judgments and the extent to which significant estimates are used.  For more information on this critical accounting policy, please refer to our 2008 Annual Report on Form 10-K.

Results of Operations

Our net loss for the three months ended March 31, 2009, after recording a loss of $112,000 on restricted stock (net of income tax benefit), was $68,000, as compared with net income of $47,000, as reported in the same period of 2008.  Average earning assets remained steady for the first three months of 2009 versus the same period of 2008.  An overview of the more significant matters affecting our results of operations follows:

•
Average loans for the three months ended March 31, 2009, were higher than the first quarter of 2008 by $5.6 million, or 2.8%.  Interest bearing deposits increased $6.8 million, or 3.5%, and non-interest bearing deposits increased $6.9 million, or 24.9%.  While we experienced year-to-year growth from the first quarter of 2008 to the first quarter of 2009, we do not expect this trend to continue throughout 2009.  Loan and deposit growth from December 31, 2008 to March 31, 2009, totaled 0.2% and 0.6%, respectively.

•
Net interest income (before provision for loan losses) increased $32,000, or 1.8%, for the three months ended March 31, 2009, over the same period in 2008.  This increase is due primarily to yields on interest earning assets decreasing at a slower pace than yields on deposits and other borrowings, resulting in improved net interest margins.

•
Our results for 2009 included additional reserves set aside to offset loan charge-offs and recent real estate foreclosures.  The provision for loan losses for the first three months of 2009 totaled $234,000, rising 4.5% over first quarter 2008 levels.

•
Total noninterest expenses decreased $9,000, or 0.5%, for the three months ended March 31, 2009, over the same period in 2008.  Decreases in salaries, employee benefits, and directors’ fees were largely offset by increases in data processing, software, and communications expense.

Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three months ended March 31, 2009):

	Three months	Year Ended
	Ended	December 31,
	March 31, 2009	2008

Return on average assets	-0.10%	-0.74%
Return on average equity	-1.63%	-10.37%
Interest-rate spread	2.75%	2.55%
Net interest margin	3.11%	3.03%
Noninterest expenses to average assets	2.71%	2.94%

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

Index

We expect to meet our liquidity needs with:

•	Available cash, including both interest and noninterest-bearing balances, and federal funds sold, which totaled $23.9 million at March 31, 2009;
•	The repayment of loans, which include loans with a remaining maturity of one year or less (excluding those in nonaccrual status) totaling $43.4 million;
•	Proceeds of unpledged securities available-for-sale and principal repayments from mortgage-backed securities;
•	Retention of and growth in deposits; and,
•	If necessary, borrowing against approved lines of credit and other alternative funding strategies.

Short-Term Investments.  Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $-0- at March 31, 2009, as compared to $100,000 at December 31, 2008.  We regularly review our liquidity position and have implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the statement of financial condition and funding from non-core sources.  To further enhance our liquidity, we have developed alternative funding strategies that have been approved by our Board of Directors.  Alternate funding strategies include (dollars in thousands):

Lines of credit to purchase federal funds	$11,500
Federal Reserve discount window	3,131
FDIC Temporary Liquidity Guarantee Program	4,841
Federal Home Loan Bank of Atlanta	10,635
$30,107

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

Core Deposits.  Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  We had core deposits totaling $197.2 million at March 31, 2009, and $188.1 million at December 31, 2008, an increase of 4.9%.  We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future.

Customers with large certificates of deposit tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.  Some financial institutions acquire funds in part through large certificates of deposit obtained through brokers.  These brokered deposits have been historically expensive and unreliable as long-term funding sources.  More recently, the brokered funds have become less expensive than local deposits.  Brokered certificates of deposit issued by us totaled $30.3 million at March 31, 2009, and $26.3 million at December 31, 2008, an increase of 15.2%.  The increase in brokered deposits resulted from a $5.0 million acquisition at the end of March 2009, for the purpose of providing liquidity to repay $7.0 million in brokered deposits maturing in April 2009.

Index

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities.  At March 31, 2009, we had commitments to extend credit totaling $13.1 million, and had issued, but unused, standby letters of credit of $1.7 million for the same period.  In addition, scheduled maturities of certificates of deposit during the twelve months following March 31, 2009, total $103.7 million.  We believe that adequate resources exist to fund all our anticipated commitments, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations).  Management believes, as of March 31, 2009, that we met all minimum capital adequacy requirements to which we are subject.

As of the most recent reporting period for the quarter ended March 31, 2009, Oceanside’s ratios exceeded the minimum levels for the well-capitalized category.  An institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  At March 31, 2009, Oceanside’s actual capital amounts and percentages are presented in the following table (dollars in thousands):

	Actual		Minimum(1)		Well-Capitalized(2)
	Amount	%	Amount	%	Amount	%

Total capital to risk-weighted assets	$22,014	10.48%	$16,802	8.00%	$21,003	10.00%
Tier 1 capital to risk-weighted assets	$19,371	9.22%	$8,401	4.00%	$12,602	6.00%
Tier 1 capital to average assets	$19,371	7.21%	$10,748	4.00%	$13,435	5.00%

(1)	The minimum required for adequately capitalized purposes.
(2)	To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations for banks.

There are no conditions or events since March 31, 2009, that management believes have changed Oceanside’s category (see Notes 8 and 10 to Condensed Consolidated Financial Statements).

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

Asset Classification.  Commercial banks are required to review and, when appropriate, classify their assets on a regular basis.  The State of Florida and the FDIC have the authority to identify problem assets and, if appropriate, require them to be classified or require a harsher classification than management has assessed.  There are three classifications for problem (or classified) assets: substandard, doubtful, and loss.  Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.  If an asset or portion thereof is classified as loss, the insured institution establishes a specific reserve for the full amount of the portion of the asset classified as loss.  All or a portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

Index

Assets that do not warrant classification in the aforementioned categories, but possess weaknesses, are classified by us as special mention and monitored.  We also monitor other loans based on a variety of factors and internally designate these loans as watch list loans.

Management monitors our loan portfolio throughout the month for classification changes.  Each quarter, we perform a detailed internal review to determine an appropriate level of reserves to set aside for probable losses in our loan portfolio.  We supplement our internal reviews with semiannual external loan review performed by an independent public accounting firm.  The regulatory agencies also have the authority to require additional levels of reserves if they deem necessary despite management’s best efforts to establish an appropriate level of reserves consistent with generally accepted accounting principles.  Sometimes our collective assessments from internal and loan reviews may differ from the regulatory assessment.

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

	For the Three	For the Twelve
	Months Ended	Months Ended
	March 31, 2009	December 31, 2008

End of period loans (net of deferred fees)	$207,488	$207,029
End of period allowance for loan losses	$4,062	$3,999
% of allowance for loan losses to total loans	1.96%	1.93%
Average loans for the period	$207,280	$203,675
Net charge-offs as a percentage of average loans for the period (annualized for 2009)	0.33%	1.27%
Nonperforming assets:
Nonaccrual loans	$7,292	$5,459
Loans past due 90 days or more and still accruing	18	1,656
Foreclosed real estate	2,338	3,421
Other repossessed assets	50	75
	$9,698	$10,611
Nonaccrual loans to period end loans	3.51%	2.64%
Nonperforming assets to period end total assets	3.49%	3.96%

At March 31, 2009, we had 45 loans totaling approximately $23.2 million classified as substandard and three loans totaling approximately $3.3 million classified as doubtful.  We had no loans classified as loss at March 31, 2008. At March 31, 2009, management had provided specific reserves totaling $1.5 million for loans risk-rated substandard or lower.

Our internally-classified loans declined $2.0 million from December 31, 2008, levels of $28.5 million.  We also reported a net decline in total nonperforming assets of $913,000, or 8.6%, principally from sales of other real estate owned that resulted in a net loss of $61,000 for the quarter ended March 31, 2009.

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

Index

Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities.  We have little or no risk related to trading accounts, commodities or foreign exchange.

We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest- rate swaps.  We actively monitor and manage interest-rate risk exposure.  The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure.  We rely primarily on the asset-liability structure to control interest-rate risk.  However, a sudden and substantial change in interest rates could adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.  There have been no significant changes in our market risk exposure since December 31, 2008.

[Remainder of page left intentionally blank.]

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

	For the Three Months Ended March 31,
	2009			2008
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$207,280	$3,154	6.17%	$201,648	$3,630	7.24%
Investment securities and interest-bearing deposits (1)	33,796	343	5.33%	40,776	458	5.52%
Other interest-earning assets	2,228	1	0.18%	944	8	3.41%

Total interest-earning assets (1)	243,304	3,498	6.00%	243,368	4,096	6.94%

Noninterest-earning assets	26,124			16,418

Total assets	$269,428			$259,786

Interest-bearing liabilities:
Demand, money market, and NOW deposits	$53,894	210	1.58%	$40,888	303	2.98%
Savings	2,942	7	0.96%	2,937	10	1.37%
Certificates of deposit	142,480	1,399	3.98%	148,690	1,860	5.03%
Other borrowings	16,860	118	2.84%	19,893	191	3.86%

Total interest-bearing liabilities	216,176	1,734	3.25%	212,408	2,364	4.48%

Noninterest-bearing liabilities	36,354			28,317
Stockholders’ equity	16,898			19,061
Total liabilities and stockholders’ equity	$269,428			$259,786

Net interest income before provision for loan losses		$1,764			$1,732

Interest-rate spread			2.75%			2.46%
Net interest margin (1)			3.11%			3.03%
Ratio of average interest-earning assets to average interest-bearing liabilities	112.55%			114.58%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Index

Analysis of Changes in Net Interest Income

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of interest-earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for the three months periods ended March 31, 2009, compared to the same period in 2008.  For purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis (dollars in thousands):

	Three Months Ended March 31,
	2009 vs. 2008
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$(532)	$101	$(45)	$(476)
Investment securities and interest-bearing deposits	(19)	(95)	(1)	(115)
Other interest-earning assets	(8)	11	(10)	(7)
Total interest-earning assets	(559)	17	(56)	(598)

Interest-bearing liabilities:
Demand, money market and NOW deposits	(141)	96	(48)	(93)
Savings	(3)	-	-	(3)
Certificates of deposit	(385)	(77)	1	(461)
Other borrowings	(50)	(29)	6	(73)
Total interest-bearing liabilities	(579)	(10)	(41)	(630)

Net interest income	$20	$27	$(15)	$32

Comparison of Three Months Ended March 31, 2009 and 2008

Interest Income and Expense

Interest Income.  Interest income was $3,498,000 and $4,096,000 for the three months ended March 31, 2009 and 2008, respectively.  A decrease in yields on average interest-earning assets of 94 basis points resulted in an overall decrease in interest income of $598,000, or 14.6%.  The decrease in yields was the result of the declining interest rate environment and the effect of increased nonaccrual loans and other real estate owned, which grew by 80% in the past year.  Average loans, as a percentage of average interest-earning assets, increased to 85.2% in the first quarter of 2009 as compared with 82.9% in 2008.

We saw a shift in the percentage of average investment securities to total interest-earning assets decrease to 13.9% in 2009 from 16.7% in 2008, while the percentage of average other interest-earning assets to total average interest-earning assets was 0.9% in 2009 and 0.4% in 2008.  The decline in investment securities was principally due to sales of investment securities in the last two quarters ended March 31, 2009, which also reduced interest income on investment securities for the three months ended March 31, 2009, compared with the same period in 2008.

Interest Expense.  Interest expense was $1,734,000 and $2,364,000 for the three months ended March 31, 2009 and 2008, respectively.  Our average cost of funds (interest-bearing liabilities) decreased to 3.25% in 2009 compared with 4.48% over the same period in 2008, an overall decline of 123 basis points.  A shift in the mix of our interest-bearing deposits, along with decreases in the overall interest rates in our market area, contributed to the decrease in our cost of funds.  Certificates of deposit, with an average cost of funds of 3.98% in 2009 and 5.03% in 2008, represented 65.9% of our total interest-bearing liabilities in 2009 as compared with 70.0% in 2008.  The decline in average certificates of deposit and other interest-bearing liabilities were more than offset by increases in our interest-bearing demand deposits, with an average cost of funds of 1.58% in 2009 and 2.98% in 2008, representing 24.9% of our total interest-bearing liabilities in 2009 as compared with 19.3% in 2008.

With the recent changes in FDIC-insured levels for certain deposits, we have seen a shift from customer repurchase agreements (short-term other borrowings) into interest-bearing demand deposits.  For the first quarter of 2009, we had no short-term other borrowings versus $14.5 million in the same period of 2008.

Index

Net Interest Income before Provision for Loan Losses.  Net interest income before provision for loan losses was $1,764,000 and $1,732,000 for the three months ended March 31, 2009 and 2008, respectively.  The net interest margin for the first quarter of 2009 was 3.11%, which was an improvement over the net interest margin in 2008 of 3.03%.

Provision for Loan Losses

We recorded provisions for loan losses totaling $234,000 and $224,000 for the three months ended March 31, 2009 and 2008, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio.

Noninterest Income and Expenses

Noninterest Income.  Total noninterest income decreased by $221,000, or 80.0% for the three months ended March 31, 2009, to $55,000 compared with $276,000 for the same period in March 31, 2008.  Fees and service charges on deposit accounts decreased $21,000, or 10.5%, in 2009 versus the same period in 2008, primarily due to decreased NSF, credit card, and referral fees.  Non-interest income further decreased in 2009 versus the same period in 2008 as a result of net losses on the sale of real estate owned in 2009 of $61,000 and loss on restricted stock of $179,000, (as discussed in Notes 8 and 10 to the Condensed Consolidated Financial Statements), which was partially offset by realized gains on the sale of investment securities of $45,000.  There were no sales of such assets in 2008.

Noninterest Expenses.  Management has taken steps to reduce noninterest expenses in areas in which it can without significantly affecting the safety and soundness of our banking operations.  Salaries and employee benefits decreased $60,000, or 7.5%, in the first quarter of 2009 over 2008.  Expenses of bank premises and fixed assets decreased $17,000, or 6.2%.  Other components of noninterest expenses increased $68,000, or 9.1%.  The more significant increases were:

•	Higher data processing, software, and communications expense of $13,000;
•	Increases in legal, auditing, and consulting fees of $10,000;
•	Increases in pension expense of $13,000;
•	Increases in other real estate owned expenses of $35,000 from higher costs associated with carrying foreclosed properties;
•	Increases in regulatory assessments of $23,000; and
•	Increases in advertising and marketing expense of $10,000.

These increases were partially offset by the following decreases:

•	Printing, stationary, supplies and postage expense that decreased by $13,000; and
•	Directors’ fees that were $26,000 in 2008 have been eliminated in 2009.

FDIC assessment rates increased during the first quarter of 2009 due to an interim rule approved by the FDIC in December 2008, which raised assessment rates uniformly by 7 basis points annually for the first quarter of 2009 only. Additionally, assessments rates have increased due to the establishment of the Temporary Liquidity Guarantee Program (TLGP), which temporarily guarantees qualifying senior debt issued by participating FDIC-insured institutions and certain holding companies, as well as qualifying transaction account deposits.  We anticipate the FDIC assessments may increase throughout 2009.

Benefit for Income Taxes.  The effective tax rates differ from the federal and state statutory rates of 37.6% principally due to nontaxable investment income.  Tax-exempt income was $168,000 for the first quarter of 2009 as compared with $170,000 in 2008.

Index

An income tax summary follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008

Book loss before income tax benefit	$(218)	$(28)
Nontaxable interest income, net	(168)	(170)
Other, net	(14)	-
Taxable loss	$(400)	$(198)
Tax rate	37.6%	37.6%
Benefit for income taxes	$(150)	$(75)
Effective rate	68.8%	267.9%

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

Atlantic BancGroup, Inc.

Date: May 14, 2009	/s/ Barry W. Chandler
Barry W. Chandler
President and Principal Executive Officer

Date: May 14, 2009	/s/ David L. Young
David L. Young
Executive Vice President,
Principal Financial Officer, and
Corporate Secretary