Form 10-Q
period 2009-06-30
ATLANTIC BANCGROUP INC
filed 2009-08-14
CIK 1087790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

(904) 247-9494
(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]    NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]    NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $0.01 per share	1,247,516
(Class)	Outstanding at July 31, 2009

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 2009

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Data)

	June 30, 2009	December 31,
	(Unaudited)	2008
ASSETS
Cash and due from banks	$51,314	$17,077
Federal funds sold	-	100
Total cash and cash equivalents	51,314	17,177

Investment securities, available-for-sale	15,913	14,870
Investment securities, held-to-maturity (market value of $14,459 in 2009 and
$14,898 in 2008)	15,320	15,536
Restricted stock, at cost	1,151	955
Loans, net	203,772	203,030
Bank premises and equipment	3,486	3,583
Other real estate owned	2,290	3,421
Accrued interest receivable	988	1,051
Deferred income taxes	2,214	2,003
Investment in unconsolidated subsidiary	93	93
Cash surrender value of bank-owned life insurance	4,993	4,886
Other assets	1,271	1,368

TOTAL	$302,805	$267,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$36,503	$43,017
Interest-bearing	232,038	196,827

Total deposits	268,541	239,844

Long-term borrowings	15,393	9,393
Accrued interest payable	244	321
Other liabilities	1,830	1,483

Total liabilities	286,008	251,041

Commitments and contingencies	-	-

Stockholders' equity:
Common stock	12	12
Additional paid-in capital	11,788	11,788
Retained earnings	5,130	5,133
Accumulated other comprehensive loss:
Net unrealized holding losses on securities, available-for-sale	(133)	(1)

Total stockholders' equity	16,797	16,932

TOTAL	$302,805	$267,973

Book value per common share	$13.46	$13.57

Common shares outstanding	1,247,516	1,247,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest and fees on loans	$3,098	$3,328	$6,252	$6,958
Investment income on investment securities	137	257	312	545
Tax-exempt interest income on investment securities	168	169	336	339
Interest on federal funds sold	-	12	1	20
Total interest income	3,403	3,766	6,901	7,862

Interest on deposits	1,566	1,953	3,182	4,126
Short-term borrowings	-	60	-	179
Long-term borrowings	143	73	261	145
Total interest expense	1,709	2,086	3,443	4,450

Net interest income before provision for loan losses	1,694	1,680	3,458	3,412

Provision for loan losses	133	661	367	885

Net interest income after provision for loan losses	1,561	1,019	3,091	2,527

Noninterest income:
Fees and service charges	147	158	326	322
Income from bank-owned life insurance	58	56	115	109
Gain on sale of investment securities	11	-	56	-
Loss on sale of other real estate owned and
repossessed assets	(12)	-	(73)	-
Loss on writedown of restricted stock	-	-	(179)	-
Other income	70	67	84	126
Total noninterest income	274	281	329	557

Noninterest expenses:
Salaries and employee benefits	710	783	1,445	1,578
Expenses of bank premises and fixed assets	259	269	515	542
Data processing, software, and communications	144	135	314	292
Legal, auditing, and consulting	112	118	240	236
Pension	88	81	171	151
Other real estate owned	17	45	144	137
FDIC assessments	230	-	297	44
Advertising and marketing	28	40	62	64
Directors' fees	-	26	-	52
Other operating expenses	340	270	543	483
Total noninterest expenses	1,928	1,767	3,731	3,579

Loss before benefit for income taxes	(93)	(467)	(311)	(495)
Benefit for income taxes	(158)	(265)	(308)	(340)
Net income (loss)	65	(202)	(3)	(155)

Other comprehensive loss, net of income taxes (benefits):
Unrealized holding losses arising during period	(104)	(358)	(132)	(7)

Comprehensive loss	$(39)	$(560)	$(135)	$(162)

Earnings (losses) per common share
Basic	$0.05	$(0.16)	$-	$(0.12)
Diluted	$0.05	$(0.16)	$-	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars In Thousands)

					Net
					Unrealized
					Holding
					Losses on
			Additional		Securities,	Total
	Common Stock		Paid-in	Retained	Available-	Stockholders'
	Shares	Amount	Capital	Earnings	for-Sale	Equity

Balance, December 31, 2008	1,247,516	$12	$11,788	$5,133	$(1)	$16,932

Comprehensive income (loss):
Net loss for the quarter	-	-	-	(68)	-
Net change in unrealized
holding losses on securities,
available-for-sale	-	-	-	-	(28)

Total comprehensive loss	-	-	-	-	-	(96)

Balance, March 31, 2009	1,247,516	12	11,788	5,065	(29)	16,836

Comprehensive income (loss):
Net income for the quarter	-	-	-	65	-
Net change in unrealized
holding losses on securities,
available-for-sale	-	-	-	-	(104)

Total comprehensive loss	-	-	-	-	-	(39)

Balance, June 30, 2009	1,247,516	$12	$11,788	$5,130	$(133)	$16,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Cash flows from operating activities:
Net income (loss)	$65	$(202)	$(3)	$(155)
Provision for loan losses	133	661	367	885
Depreciation and amortization	63	80	126	157
Net premium amortization and discount accretion	78	(7)	92	(15)
Gain on sale of investment securities	(11)	-	(56)	-
Loss on sale of other real estate owned and
repossessed assets	12	-	73	-
Loss on writedown of restricted stock	-	-	179	-
Other, net	(51)	(2,783)	(414)	(4,842)

Net cash provided (used) by operating activities	289	(2,251)	364	(3,970)

Cash flows from investing activities:
Net (increase) decrease in:
Investment securities	(5,473)	3,509	(12,564)	5,427
Loans	(155)	(2,793)	(1,109)	(552)
Proceeds from sale of investment securities	7,621	-	11,432	-
Proceeds from sale of other real estate owned	-	770	1,346	1,390
Purchases of bank premises and equipment, net	(12)	(15)	(29)	(52)

Net cash provided (used) by investing activities	1,981	1,471	(924)	6,213

Cash flows from financing activities:
Net increase (decrease) in deposits	27,159	(3,567)	28,697	1,671
Net increase (decrease) in other borrowings	(2,000)	4,730	6,000	992

Net cash provided by financing activities	25,159	1,163	34,697	2,663

Net increase in cash and cash equivalents	27,429	383	34,137	4,906

Cash and cash equivalents at beginning of period	23,885	9,179	17,177	4,656

Cash and cash equivalents at end of period	$51,314	$9,562	$51,314	$9,562

CONDENSED SUPPLEMENTAL DISCLOSURES
Non-cash transaction - loans transferred to
other real estate owned, net of write-downs	$-	$350	$276	$5,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009

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

Our condensed consolidated financial statements for the three and six months ended June 30, 2009 and 2008, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation.  Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year.  The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2008, and are incorporated herein by reference.

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

Regulatory Oversight.  As described in Form 10-K for the year ended December 31, 2008, Oceanside Bank has undergone an FDIC regulatory examination and expects to commit to increasing capital and reducing its classified assets consistent with trends in the current regulatory environment.  As noted herein, federal and state regulatory examinations may result in enforcement actions (including informal Memoranda of Understanding to formal agreements or Cease and Desist Orders) that include recognition of additional losses, stricter capital and liquidity thresholds, and other restrictions.  At this time, management cannot predict the form or outcome of any FDIC enforcement actions.

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
JUNE 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

In light of the current economic environment, management is pursuing a number of sources for raising additional capital.  However, current market conditions for banking institutions, the overall uncertainty in financial markets, and Atlantic’s depressed stock price are significant barriers to obtaining non-dilutive capital.

Liquidity.  Atlantic actively manages liquidity.  Cash and cash equivalents at June 30, 2009, totaled $51.3 million.  In addition to cash and cash equivalents and un-pledged investment securities, Atlantic has the following sources of available liquidity at June 30, 2009:  lines of credit to purchase federal funds ($10.0 million) and Federal Home Loan Bank of Atlanta ($8.6 million).  Other funding sources include brokered deposits, which currently represent 8.6% of total deposits.  Subject to prior approval, additional sources of liquidity include Federal Reserve discount window ($3.1 million) and FDIC Temporary Liquidity Guarantee Program ($4.8 million).  Based on current and expected liquidity needs and sources, management expects Atlantic to be able to meet its obligations.

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

Atlantic has recorded a deferred tax asset to recognize the future income tax benefit of operating losses incurred for tax year 2008.  Management believes that the tax benefits on the net operating loss carry forwards will be utilized when Atlantic returns to profitability.  The net operating losses can be carried forward for up to 20 years and do not begin to expire until 2028.

Management considered the cumulative losses in 2008 and the anticipated net operating loss for 2009 when determining whether or not to perform a valuation allowance on the deferred tax asset.  The economic conditions and Atlantic’s level of non-performing assets were taken into consideration as well.

However, management believed that the negative evidence was outweighed by certain positive evidence.  Atlantic has a prior history of earnings outside of the recent losses and believes that changes have been made to allow Atlantic to return to an earnings position, including reductions in payroll and other operating costs.  Based on the above analysis, management believes it is more likely than not that Atlantic would realize the deferred tax asset through future operating income.

Reclassifications - Certain amounts in the prior periods have been reclassified to conform to the presentation for the current period.

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009

Recent Accounting Pronouncements - SFAS No 141, “Business Combinations (Revised 2007)” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to  recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141.  Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting, and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.”  SFAS 141R could have a significant impact on Atlantic’s accounting should it enter into any business combinations closing after January 1, 2009.

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

On May 28, 2009, SFAS No. 165, Subsequent Events was issued.  SFAS 165 should not result in significant changes in the subsequent events that an entity reports.  Rather, SFAS 165 introduces the concept of financial statements being available to be issued.  Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles and all approvals necessary for issuance have been obtained.

The objective of SFAS 165 is to establish general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009

SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, with prospective application.  The adoption of this statement did not have a significant impact on Atlantic’s financial statements.

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) announced the issuance of three final FASB Staff Positions (“FSPs”).  These FSPs are intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

1.	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
2.	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments
3.	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

The FSPs are effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of these FSPs did not have a significant impact on Atlantic’s financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Atlantic’s consolidated financial statements.

Subsquent Events - Atlantic’s date for evaluating the existence of subsequent events that would affect the financial statement for the quarter ended June 30, 2009, was August 14, 2009, which was the date the financial statements were issued.

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS (LOSSES)

Basic earnings (losses) per share (“EPS”) amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the three and six months ended June 30, 2009 and 2008.  Diluted EPS is computed by dividing net income (loss) by the weighted average number of shares and all dilutive potential shares outstanding during the period.  We have no dilutive potential shares outstanding for 2009 or 2008.  The following information was used in the computation of EPS on both a basic and diluted basis for the three and six months ended June 30, 2009 and 2008 (dollars and number of shares in thousands):

	Three Months Ended June 30,
	2009	2008
Basic and diluted EPS computation:
Numerator - Net income (loss)	$65	$(202)
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic and diluted earnings (losses) per share	$0.05	$(0.16)

	Six Months Ended June 30,
	2009	2008
Basic and diluted EPS computation:
Numerator - Net loss	$(3)	$(155)
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic and diluted losses per share	$-	$(0.12)

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

	June 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale
U.S. Government-sponsored
agency securities	$171	$4	$-	$175	$2,700	$5	$(6)	$2,699
Mortgage-backed securities	15,956	21	(239)	15,738	12,171	40	(40)	12,171
	16,127	25	(239)	15,913	14,871	45	(46)	14,870
Held-to-maturity
State, county and
municipal bonds	15,320	101	(962)	14,459	15,536	133	(771)	14,898
Total investment securities	$31,447	$126	$(1,201)	$30,372	$30,407	$178	$(817)	$29,768

Information pertaining to securities with gross unrealized losses at June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available-for-Sale
U.S. Government-sponsored agency	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	(239)	15,257	-	-	(239)	15,257
	$(239)	$15,257	$-	$-	$(239)	$15,257
Held-to-Maturity
State, county, and municipal bonds	$(40)	$2,581	$(922)	$8,531	$(962)	$11,112

Management evaluates securities for other-than-temporary impairment at least on a monthly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of Atlantic to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  At June 30, 2009 and December 31, 2008, Atlantic did not have any investment securities deemed other-than-temporarily-impaired debt securities.

The unrealized losses on investment securities were caused by interest rate changes.  Temporary net decreases in fair value of securities available-for-sale at June 30, 2009, are regarded as an adjustment to stockholders' equity.  The estimated fair value of investment securities is determined on the basis of market quotations.  The following is a summary of the effects on the Condensed Consolidated Statement of Stockholders’ Equity at June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30,	December 31,
	2009	2008

Unrealized losses on investment securities available-for-sale	$(213)	$(1)
Deferred tax benefit on unrealized losses	80	-
Balance	$(133)	$(1)

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009

NOTE 3 - INVESTMENT SECURITIES (Continued)

The following presents the net change in unrealized gains or losses on investment securities available-for-sale that are shown as a component of stockholders’ equity and comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,
	2009	2008

Unrealized holding losses on investment securities arising during period	$(156)	$(575)
Less: reclassification adjustment for gains included in net income (loss)	(11)	-
Other comprehensive loss, before income tax benefits	(167)	(575)
Income tax benefit related to items of other comprehensive income	63	217
Other comprehensive loss, net of income tax benefits	$(104)	$(358)

	Six Months Ended June 30,
	2009	2008

Unrealized holding losses on investment securities arising during period	$(157)	$(11)
Less: reclassification adjustment for gains included in net income (loss)	(56)	-
Other comprehensive loss, before income tax benefits	(213)	(11)
Income tax benefit related to items of other comprehensive income	81	4
Other comprehensive loss, net of income tax benefits	$(132)	$(7)

Gross gains and losses on sales of investment securities for the three and six months ended June 30, 2009, totaled $11,000 and $56,000, respectively.  There were no sales of investment securities during the same periods of 2008.

At June 30, 2009, held-to-maturity investment securities with an amortized cost of $863,000 and fair value of $872,000 were pledged to secure deposits of public funds from the State of Florida and treasury tax and loan deposits with the Federal Reserve.  At June 30, 2009, held-to-maturity investment securities with an amortized cost of $4.2 million and a fair value of $3.8 million were pledged for other borrowings.

There were no securities of a single issuer, which are non-governmental or non-government sponsored, that exceeded 10% of stockholders’ equity at June 30, 2009 or 2008.

The cost and estimated fair value of debt and equity securities at June 30, 2009, by contractual maturities, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$113	$115	$-	$-
Due after one through five years	238	245	271	290
Due after five through fifteen years	219	233	4,300	4,241
Due after fifteen years	15,557	15,320	10,749	9,928
	$16,127	$15,913	$15,320	$14,459

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

	June 30,	December 31,
	2009	2008
Real estate loans:
Construction, land development, and other land	$33,106	$39,135
1-4 family residential	59,947	57,814
Multifamily residential	4,813	4,481
Commercial	95,002	88,762
	192,868	190,192
Commercial loans	12,089	13,314
Consumer and other loans	2,990	3,548
Total loan portfolio	207,947	207,054
Less, deferred fees	(20)	(25)
Less, allowance for loan losses	(4,155)	(3,999)
Loans, net	$203,772	$203,030

A summary of the activity in Other Real Estate Owned for June 30, 2009 and 2008 follows (dollars in thousands):

	For the Three	For the Six	For the Twelve
	Months Ended	Months Ended	Months Ended
	June 30, 2009	June 30, 2009	December 31, 2008

Balance, beginning of period	$2,338	$3,421	$-
Transfers to OREO	-	324	6,034
Disposals	-	(1,407)	(2,298)
Writedowns	(48)	(48)	(315)
Balance, end of period	$2,290	$2,290	$3,421

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses.  We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb probable losses inherent in the loan portfolio.  Activity in the allowance for loan losses follows (dollars in thousands):

	For the Three	For the Six	For the Twelve
	Months Ended	Months Ended	Months Ended
	June 30, 2009	June 30, 2009	December 31, 2008

Balance, beginning of period	$4,062	$3,999	$2,169
Provisions charged to operating expenses	133	367	4,424
Loans charged-off	(44)	(215)	(2,615)
Recoveries	4	4	21
Balance, end of period	$4,155	$4,155	$3,999

We had twelve loans totaling $9,225,000 at June 30, 2009, categorized as nonaccrual, and nine loans totaling $5,459,000 categorized as nonaccrual at December 31, 2008.  We had specific allowances for losses on nonaccrual loans of $664,000 and $385,000 at June 30, 2009 and December 31, 2008, respectively.

We had loans past due 90 days or more and still accruing interest totaling $-0- and $1,656,000 at June 30, 2009 and December 31, 2008, respectively.  Loans over 90 days past due that are well secured and in process of collection remain on accrual status in accordance with regulatory guidelines.

NOTE 6 - LONG-TERM BORROWINGS

A summary of long-term borrowings follows (dollars in thousands):

	June 30,	December 31,
	2009	2008

FHLB of Atlanta advances	$12,300	$6,300
Junior subordinated debentures	3,093	3,093
Total long-term borrowings	$15,393	$9,393

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009

NOTE 6 - LONG-TERM BORROWINGS (Continued)

A summary of the FHLB of Atlanta advances follows (dollars in thousands):

			June 30,	December 31,
	Maturity Date	Interest Rate	2009	2008

Convertible fixed rate debt	11/17/2010	4.45%	$2,300	$2,300
Fixed rate advances	12/20/2010	1.91%	2,000	4,000
Fixed rate advance	01/09/2012	2.30%	8,000	-
			$12,300	$6,300

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.  Our exposure to credit loss is represented by the contractual amount of these commitments.  We follow the same credit policies in making commitments as we do for on-balance sheet instruments.  Financial instruments at June 30, 2009, consisted of commitments to extend credit approximating $10.9 million and standby letters of credit of $1.7 million.

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

NOTE 8 - REGULATORY CAPITAL

Oceanside is required to maintain certain minimum regulatory capital requirements.  The following is a summary at June 30, 2009, of the regulatory capital requirements and actual capital on a percentage basis for Oceanside:

		Regulatory Requirement
		For Capital	For Well-
	Actual	Adequacy	Capitalized

Total capital ratio to risk-weighted assets	10.47%	8.00%	10.00%
Tier 1 capital ratio to risk-weighted assets	9.21%	4.00%	6.00%
Tier 1 capital to average assets	6.71%	4.00%	5.00%

As previously mentioned in Note 1, Oceanside has undergone an FDIC examination.  Given the current banking environment (which includes concerns over CRE concentrations, liquidity, loan losses, and capital), regulatory agencies are addressing these issues with enforcement actions ranging from informal Memoranda of Understanding to formal agreements or Cease and Desist Orders.  Imposition of such an action could preclude Oceanside from being considered well-capitalized and restrict or prohibit certain activities by Atlantic or Oceanside.  If Oceanside is

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009

NOTE 8 - REGULATORY CAPITAL (Continued)

deemed a less than well-capitalized institution, the banking regulators will require Atlantic and Oceanside to submit a plan for restoring Oceanside to an acceptable capital category and restrict the use of brokered deposits.

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

The table below presents the Atlantic’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets (dollars in thousands):
Investment securities, available-for-sale
U.S. Government-sponsored
agency securities	$-	$175	$-	$175
Mortgage-backed securities	-	15,738	-	15,738

Total assets at fair value	$-	$15,913	$-	$15,913

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

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009

NOTE 9 - FAIR VALUE MEASUREMENTS (Continued)

Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at June 30, 2009.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets (dollars in thousands):
Impaired loans, net of direct write-off and
specific valuation allowances of $664	$-	$-	$8,561	$8,561
Foreclosed assets	-	-	2,290	2,290

Total assets at fair value	$-	$-	$10,851	$10,851

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

Foreclosed assets – These assets are reported at the lower of the loan carrying amount at foreclosure (or repossession) or fair value written down by estimated cost to sale. Fair value is based on third party appraisals for other real estate owned and other independent sources for repossessed assets, considering the assumptions in the valuation, and are considered Level 2 or Level 3 inputs.

The following is a summary of activity of assets and liabilities measured at fair value under SFAS 157 on a nonrecurring basis (dollars in thousands):

	Impaired
	Loans	OREO	Total

Balance, December 31, 2008	$5,074	$3,496	$8,570
Gains for the year	-	54	54
Losses for the year	-	(127)	(127)
Net transfers in/out Level 3	3,487	(1,133)	2,354
Balance, end of period	$8,561	$2,290	$10,851

NOTE 10 - FAIR VALUE DISCLOSURES

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
JUNE 30, 2009

NOTE 10 - FAIR VALUE DISCLOSURES (Continued)

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

The estimated fair values of Atlantic's financial instruments at June 30, 2009, follow (dollars in thousands):

	Carrying	Fair
	Amount	Value
Financial Assets
Cash and due from banks and federal funds sold	$51,314	$51,314
Investment securities and accrued interest receivable	31,455	30,594
Restricted stock	1,151	1,151
Loans and accrued interest receivable	204,538	203,621
Total assets valued	$288,458	$286,680

Financial Liabilities
Deposits and accrued interest payable	$268,749	$267,487
Other borrowings and accrued interest payable	15,429	15,429
Total liabilities valued	$284,178	$282,916

Off-Balance Sheet Commitments	$12,544	$12,544

As mentioned in Note 1, Atlantic has adopted FSP FAS 107 and APB 28-1, effective with the quarter ended June 30, 2009.  This FSP amended SFAS 157 to require additional disclosures, including a discussion of changes in valuation techniques and related inputs for interim and annual periods.  There have been no changes since December 31, 2008, in the valuation techniques and related inputs noted herein.

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

Results of Operations

We reported consolidated net income of $65,000 for the three months ended June 30, 2009, after four consecutive quarters of losses stemming from the depressed real estate market and the effects of local, state, and national economic trends.  We achieved these results despite absorbing increased FDIC insurance premium assessments of $230,000 during the quarter ended June 30, 2009, with $130,000 as a special FDIC assessment.

Other noteworthy improvements since the end of 2008 included reductions in foreclosed assets from $3.5 million at December 31, 2008, to $2.3 million at June 30, 2009, a decrease of 34%.  Total nonperforming, classified, and foreclosed assets decreased $2.8 million, or 8.8%, to $29.2 million as compared with $32.0 million at December 31, 2008.  During this period, we raised our allowance for loan and lease losses from 1.93% to 2.0% of total loans outstanding, and total risk-based capital from 10.25% to 10.47%.  Our total exposure to construction, land development, and other land loans declined from $39.1 million to $33.1 million, a decrease of 15%.

Our net loss for the six months ended June 30, 2009, was $3,000, as compared with a net loss of $155,000 in the same period of 2008.  An overview of the more significant matters affecting our results of operations follows:

•
Average loans for the six months ended June 30, 2009, were higher than the same period of 2008 by $7.4 million, or 3.7%.  Average interest bearing deposits increased $17.5 million, or 9.1%, and average non-interest bearing deposits increased $7.9 million, or 29.3%.  While we experienced year-to-year loan growth from the first half of 2008 to the first half of 2009, we do not expect this trend to continue throughout 2009.  Loan growth from December 31, 2008 to June 30, 2009, totaled 0.4%.

•
Net interest income (before provision for loan losses) increased $46,000, or 1.3%, for the six months ended June 30, 2009, over the same period in 2008.  This increase is due primarily to yields on interest earning assets decreasing at a slower pace than yields on deposits and other borrowings, resulting in improved net interest margins.  Net interest margin was 2.89%, but would have exceeded 300 basis points for the first half of 2009; however, we improved our liquidity by obtaining core deposits that have been temporarily invested in an interest-bearing account with the Federal Reserve with an effective yield of less than 0.2%.

•
Our results for 2009 included additional reserves set aside to offset loan charge-offs and recent real estate foreclosures with the allowance for loan and lease losses rising to 2.0% of total loans outstanding at June 30, 2009.  However, due to the reduction of net charge-offs, we were able to lower our provision for loan losses for the first six months of 2009 to $367,000 from $885,000 in the same period of 2008, a reduction of 58.5%.

•
Total noninterest income declined $228,000, or 40.9%, in the first half of 2009 over the same period of 2008.  During the first quarter of 2009, Oceanside Bank reported a write-down of $179,000 on its investment in a correspondent bank, Silverton Bank, National Association.  Silverton Bank was closed by federal regulators on May 1, 2009.  For the six months ended June 30, 2009, we also recorded net losses on the sale of foreclosed assets totaling $73,000, which was partially offset by $56,000 in gains on sale of investment securities.  No gains or losses were reported during the same period of 2008.

Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three and six months ended June 30, 2009):

	Three months	Six Months	Year Ended
	Ended	Ended	December 31,
	June 30, 2009	June 30, 2009	2008

Return on average assets	0.09%	-%	-0.74%
Return on average equity	1.54%	-0.04%	-10.37%
Interest-rate spread	2.32%	2.52%	2.55%
Net interest margin	2.69%	2.89%	3.03%
Noninterest expenses to average assets	2.67%	2.69%	2.94%

Index

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

We expect to meet our liquidity needs with:

•	Available cash, including both interest and noninterest-bearing balances, and federal funds sold, which totaled $51.3 million at June 30, 2009;
•	The repayment of loans, which include loans with a remaining maturity of one year or less (excluding those in nonaccrual status) totaling $44.0 million;
•	Proceeds of unpledged securities available-for-sale and principal repayments from mortgage-backed securities;
•	Retention of and growth in deposits; and,
•	If necessary, borrowing against approved lines of credit and other alternative funding strategies.

Short-Term Investments.  Short-term investments, which consist of federal funds sold and interest-bearing deposits, were $41.5 million at June 30, 2009, as compared to $254,000 at December 31, 2008.  We regularly review our liquidity position and have implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the statement of financial condition and funding from non-core sources.  To further enhance our liquidity, we have developed alternative funding strategies that have been approved by our Board of Directors.  Alternate funding strategies include (dollars in thousands):

Lines of credit to purchase federal funds	$10,000
Federal Reserve discount window (1)	3,131
FDIC Temporary Liquidity Guarantee Program (1)	4,841
Federal Home Loan Bank of Atlanta	8,598
$26,570
(1) Subject to prior approval

Emergency Economic Stabilization Act of 2008.  In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law.  The EESA temporarily revises the federal deposit insurance laws by increasing the basic deposit insurance coverage from $100,000 to $250,000 per depositor.  This revision is currently effective through December 31, 2013.  The EESA also authorized the United States Department of the Treasury to implement programs to provide financial assistance and/or support to financial institutions.  We have not participated in any such programs.

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

Index

market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels.

Core Deposits.  Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  We had core deposits totaling $219.5 million at June 30, 2009, and $188.1 million at December 31, 2008, an increase of 16.7%.  We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future.

Customers with large certificates of deposit tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.  Some financial institutions acquire funds in part through large certificates of deposit obtained through brokers.  These brokered deposits have been historically expensive and unreliable as long-term funding sources.  More recently, the brokered funds have become less expensive than local deposits.  Brokered certificates of deposit issued by us totaled $23.2 million at June 30, 2009, and $26.3 million at December 31, 2008, a decrease of 12.0%.

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities.  At June 30, 2009, we had commitments to extend credit totaling $10.9 million, and had issued, but unused, standby letters of credit of $1.7 million for the same period.  In addition, scheduled maturities of certificates of deposit during the twelve months following June 30, 2009, total $110.0 million.  We believe that adequate resources exist to fund all our anticipated commitments, and, if so desired, that we can adjust the rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

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

As of the most recent reporting period for the quarter ended June 30, 2009, Oceanside’s ratios exceeded the minimum levels for the well-capitalized category.  An institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  At June 30, 2009, Oceanside’s actual capital amounts and percentages are presented in the following table (dollars in thousands):

	Actual		Minimum(1)		Well-Capitalized(2)
	Amount	%	Amount	%	Amount	%

Total capital to risk-weighted assets	$22,005	10.47%	$16,818	8.00%	$21,023	10.00%
Tier 1 capital to risk-weighted assets	$19,358	9.21%	$8,409	4.00%	$12,614	6.00%
Tier 1 capital to average assets	$19,358	6.71%	$11,542	4.00%	$14,428	5.00%

(1)      The minimum required for adequately capitalized purposes.
(2)      To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations for banks.

Notes 1 and 8 to Condensed Consolidated Financial Statements discuss events that may affect Oceanside’s required level of capital to maintain in the future.

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

Index

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

	For the Six	For the Twelve
	Months Ended	Months Ended
	June 30, 2009	December 31, 2008

End of period loans (net of deferred fees)	$207,927	$207,029
End of period allowance for loan losses	$4,155	$3,999
% of allowance for loan losses to total loans	2.00%	1.93%
Average loans for the period	$207,619	$203,675
Net charge-offs as a percentage of average loans
for the period (annualized for 2009)	0.20%	1.27%
Nonperforming assets:
Nonaccrual loans	$9,225	$5,459
Loans past due 90 days or more and still accruing	-	1,656
Foreclosed real estate	2,290	3,421
Other repossessed assets	-	75
	$11,515	$10,611
Nonaccrual loans to period end loans	4.44%	2.64%
Nonperforming assets to period end total assets	3.80%	3.96%

At June 30, 2009, we had 41 loans totaling approximately $23.5 million classified as substandard and 4 loans totaling approximately $3.4 million classified as doubtful.  We had no loans classified as loss at June 30, 2009.  At June 30, 2009, management had provided specific reserves totaling $1.9 million for loans risk-rated substandard or lower.

Index

Our internally-classified loans declined $1.6 million to $26.9 million from December 31, 2008, levels of $28.5 million.  We also reported a net decline in total nonperforming assets of $2.8 million, or 8.8%, which included a reduction in other real estate owned and foreclosed assets of $1.2 million, or 34.5%, due principally to sales of other real estate.

Included in our total classified loans of $26.9 million, we internally monitor classified loans of $17.7 million that we believe continue to meet the regulatory definition of performing loans.  As mentioned earlier, we have classified these loans because one or more defined credit weaknesses currently exist.  While we may experience losses, many of these loans are believed to be well-secured.  Of the 45 loans classified substandard or worse, 27 loans were determined to have no collateral exposure with an allocated reserve based on our historical loss rates adjusted for recent trends in accordance with regulatory guidance and generally accepted accounting principles.

Loans restructured and in compliance with modified terms are commonly referred to as “troubled debt restructurings.”  A restructuring of debt constitutes a Troubled Debt Restructuring (“TDR”) if a creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor it would not otherwise consider.  A summary of loans we classified TDR follows (dollars in thousands):

	June 30,	December 31,
	2009	2008

Loans restructured and in compliance with modified terms	$5,232	$3,566
Loans restructured and past due 30-89 days	-	53
Loans restructured and in nonaccrual status	1,123	4,386
	$6,355	$8,005

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

	For the Three Months Ended June 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$207,954	$3,098	5.98%	$198,878	$3,328	6.73%
Investment securities and
interest-bearing deposits (1)	60,052	305	2.71%	38,161	426	5.56%
Other interest-earning assets	-	-	0.00%	2,159	12	2.24%

Total interest-earning assets (1)	268,006	3,403	5.24%	239,198	3,766	6.50%

Noninterest-earning assets	21,239			17,491

Total assets	$289,245			$256,689

Interest-bearing liabilities:
Demand, money market
and NOW deposits	$76,494	348	1.82%	$40,078	233	2.34%
Savings	2,844	7	0.99%	3,144	8	1.02%
Certificates of deposit	139,870	1,211	3.47%	147,833	1,712	4.66%
Other borrowings	15,701	143	3.65%	18,484	133	2.89%

Total interest-bearing liabilities	234,909	1,709	2.92%	209,539	2,086	4.00%

Noninterest-bearing liabilities	37,450			28,177
Stockholders’ equity	16,886			18,973
Total liabilities and
stockholders’ equity	$289,245			$256,689

Net interest income before
provision for loan losses		$1,694			$1,680

Interest-rate spread			2.32%			2.50%
Net interest margin (1)			2.69%			3.00%
Ratio of average interest-earning assets
to average interest-bearing liabilities	114.09%			114.15%

Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Index

	For the Six Months Ended June 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$207,619	$6,252	6.07%	$200,264	$6,958	6.99%
Investment securities and
interest-bearing deposits (1)	46,997	648	3.65%	39,478	884	5.54%
Other interest-earning assets	1,108	1	0.18%	1,542	20	2.61%

Total interest-earning assets (1)	255,724	6,901	5.60%	241,284	7,862	6.72%

Noninterest-earning assets	23,658			16,943

Total assets	$279,382			$258,227

Interest-bearing liabilities:
Demand, money market
and NOW deposits	$65,257	558	1.72%	$40,483	536	2.66%
Savings	2,893	14	0.98%	3,041	18	1.19%
Certificates of deposit	141,168	2,610	3.73%	148,260	3,572	4.85%
Other borrowings	16,277	261	3.23%	19,189	324	3.40%

Total interest-bearing liabilities	225,595	3,443	3.08%	210,973	4,450	4.24%

Noninterest-bearing liabilities	36,903			28,247
Stockholders’ equity	16,884			19,007
Total liabilities and
stockholders’ equity	$279,382			$258,227

Net interest income before
provision for loan losses		$3,458			$3,412

Interest-rate spread			2.52%			2.48%
Net interest margin (1)			2.89%			3.01%
Ratio of average interest-earning assets
to average interest-bearing liabilities	113.36%			114.37%

(1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Index

Analysis of Changes in Net Interest Income

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of interest-earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for the three months periods ended June 30, 2009, compared to the same period in 2008.  For purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis (dollars in thousands):

	Three Months Ended June 30,
	2009 vs. 2008
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$(372)	$152	$(10)	$(230)
Investment securities and interest-bearing deposits	(271)	303	(153)	(121)
Other interest-earning assets	(12)	(12)	12	(12)
Total interest-earning assets	(655)	443	(151)	(363)

Interest-bearing liabilities:
Demand, money market and NOW deposits	(52)	212	(45)	115
Savings	-	(1)	-	(1)
Certificates of deposit	(439)	(93)	31	(501)
Other borrowings	35	(20)	(5)	10
Total interest-bearing liabilities	(456)	98	(19)	(377)

Net interest income	$(199)	$345	$(132)	$14

	Six Months Ended June 30,
	2009 vs. 2008
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$(916)	$256	$(46)	$(706)
Investment securities and interest-bearing deposits	(371)	207	(72)	(236)
Other interest-earning assets	(19)	(6)	6	(19)
Total interest-earning assets	(1,306)	457	(112)	(961)

Interest-bearing liabilities:
Demand, money market and NOW deposits	(189)	328	(117)	22
Savings	(3)	(1)	-	(4)
Certificates of deposit	(826)	(171)	35	(962)
Other borrowings	(16)	(49)	2	(63)
Total interest-bearing liabilities	(1,034)	107	(80)	(1,007)

Net interest income	$(272)	$350	$(32)	$46

Comparison of Three Months Ended June 30, 2009 and 2008

Interest Income and Expense

Interest Income.  Interest income was $3,403,000 and $3,766,000 for the three months ended June 30, 2009 and 2008, respectively, a decline of $363,000, or 9.6%.  A decrease in yields on average interest-earning assets of 126 basis points was not offset by the increase in average earning assets of $28.8 million, or 12.0%.  Substantially all of the increase was due to higher levels of interest-bearing deposits in the Federal Reserve that averaged $26.7 million, which yielded less than 0.2%.  Average loans grew $9.1 million over 2008, or 4.6%.  However, the declining interest rate environment and the effect of increased nonaccrual loans, restructured loans, and other real estate owned contributed to lower yields on average loans of 5.98% versus 6.73%, a decline of 75 basis points.  Average loans, as a percentage of average interest-earning assets, decreased to 77.6% in the second quarter of 2009 as compared with 83.1% in 2008.

Index

We saw a shift in the percentage of average investment securities and deposits to total interest-earning assets to 22.4% in 2009 from 16.0% in 2008.

Interest Expense.  Interest expense was $1,709,000 and $2,086,000 for the three months ended June 30, 2009 and 2008, respectively.  Our average cost of funds for interest-bearing liabilities decreased to 2.92% in 2009 compared with 4.00% over the same period in 2008, an overall decline of 108 basis points.  A shift in the mix of our interest-bearing deposits, along with decreases in the overall interest rates in our market area, contributed to the decrease in our cost of funds.  Certificates of deposit, with an average cost of funds of 3.47% in 2009 and 4.66% in 2008, represented 59.5% of our total interest-bearing liabilities in 2009 as compared with 70.6% in 2008.  The decline in average certificates of deposit and other interest-bearing liabilities were more than offset by increases in our interest-bearing demand deposits, with an average cost of funds of 1.82% in 2009 and 2.34% in 2008, representing 32.6% of our total interest-bearing liabilities in 2009 as compared with 19.3% in 2008.

With the recent changes in FDIC-insured levels for certain deposits, we have seen a shift from customer repurchase agreements (short-term other borrowings) into interest-bearing demand deposits.  For the second quarter of 2009, we had no short-term other borrowings versus $13.0 million in the same period of 2008.

Net Interest Income before Provision for Loan Losses.  Net interest income before provision for loan losses was $1,694,000 and $1,680,000 for the three months ended June 30, 2009 and 2008, respectively.  The net interest margin for the second quarter of 2009 was 2.69% versus 3.00% in 2008.  While we experienced an overall decline of 31 basis points, we would have yielded in excess of 3.00% had the additional core deposits obtained in the second quarter been invested in higher yielding assets rather than deposits with the Federal Reserve.  We temporarily invested these funds in the Federal Reserve to improve our overall liquidity position.

Provision for Loan Losses

We recorded provisions for loan losses totaling $133,000 and $661,000 for the three months ended June 30, 2009 and 2008, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio.  During 2009, we increased our reserves in advance of recognizing charge-offs, with our reserve reaching 2.00% at June 30, 2009.

Noninterest Income and Expenses

Noninterest Income.  Total noninterest income decreased by $7,000, or 2.5% for the three months ended June 30, 2009, to $274,000 compared with $281,000 for the same period in 2008.  During the second quarter of 2009, gains on securities of $11,000 were offset by net losses of $12,000 on repossessed assets.

Noninterest Expenses.  Management has taken steps to reduce noninterest expenses in areas in which it can without significantly affecting the safety and soundness of our banking operations.  Salaries and employee benefits decreased $73,000, or 9.3%, in the second quarter of 2009 over 2008.  Expenses of bank premises and fixed assets decreased $10,000, or 3.7%.  Other components of noninterest expenses increased $244,000, or 34.1%.  The more significant increases were:

•	Higher data processing, software, and communications expense of $9,000;
•	Increases in pension expense of $7,000;
•	Increases in regulatory assessments of $230,000 of which $130,000 was a special FDIC insurance premium assessment; and
•	Increases in other operating expenses of $70,000, with the bulk of the increase coming from loan collection costs.

These increases were partially offset by the following decreases:

•	Legal, auditing, and consulting fees decreased by $6,000;
•	Other real estate owned expenses decreased by $28,000;
•	Advertising and marketing expenses declined by $12,000; and
•	Directors’ fees that were $26,000 in 2008 have been eliminated in 2009.

Index

In addition to the special assessment of $130,000 in the second quarter of 2009, FDIC insurance premium assessment rates increased during 2009 due to an interim rule approved by the FDIC in December 2008, which raised assessment rates uniformly by 7 basis points annually.  Additionally, assessment rates have increased due to the establishment of the Temporary Liquidity Guarantee Program (TLGP), which temporarily guarantees qualifying senior debt issued by participating FDIC-insured institutions and certain holding companies, as well as qualifying transaction account deposits.  We anticipate the FDIC assessments may increase throughout 2009.

Benefit for Income Taxes.  The effective tax rates differ from the federal and state statutory rates of 37.6% principally due to nontaxable investment income.  Tax-exempt income was $168,000 for the second quarter of 2009 as compared with $169,000 in 2008.

An income tax summary follows (dollars in thousands):

	Three Months Ended June 30,
	2009	2008

Book loss before income tax benefit	$(93)	$(467)
Nontaxable interest income, net	(168)	(169)
Realization of net operating losses and other, net	(159)	(68)
Taxable loss	(420)	(704)
Tax rate	37.6%	37.6%
Benefit for income taxes	$(158)	$(265)
Effective rate	169.9%	56.7%

Comparison of Six Months Ended June 30, 2009 and 2008

Interest Income and Expense

Interest Income.  Interest income was $6,901,000 and $7,862,000 for the six months ended June 30, 2009 and 2008, respectively, a decline of $961,000, or 12.2%.  A decrease in yields on average interest-earning assets of 112 basis points was not offset by the increase in average earning assets of $14.4 million, or 6.0%.  Substantially all of the increase was due to higher levels of interest-bearing deposits in the Federal Reserve that averaged $15.7 million, which yielded less than 0.2%.  Average loans grew by $7.4 million over 2008, or 3.7%.  However, the declining interest rate environment and the effect of increased nonaccrual loans, restructured loans, and other real estate owned contributed to lower yields on average loans of 6.07% versus 6.99%, a decline of 92 basis points.  Average loans, as a percentage of average interest-earning assets, decreased to 81.1% in the first half of 2009 as compared with 83.1% in 2008.

We saw a shift in the percentage of average investment securities and deposits to total interest-earning assets decrease to 18.4% in 2009 from 16.4% in 2008.

Interest Expense.  Interest expense was $3,443,000 and $4,450,000 for the six months ended June 30, 2009 and 2008, respectively.  Our average cost of funds for interest-bearing liabilities decreased to 3.08% in 2009 compared with 4.24% over the same period in 2008, an overall decline of 116 basis points.  A shift in the mix of our interest-bearing deposits, along with decreases in the overall interest rates in our market area, contributed to the decrease in our cost of funds.  Certificates of deposit, with an average cost of funds of 3.73% in 2009 and 4.85% in 2008, represented 62.3% of our total interest-bearing liabilities in 2009 as compared with 70.3% in 2008.  The decline in average certificates of deposit and other interest-bearing liabilities were more than offset by increases in our interest-bearing demand deposits, with an average cost of funds of 1.72% in 2009 and 2.66% in 2008, representing 28.9% of our total interest-bearing liabilities in 2009 as compared with 19.2% in 2008.

With the recent changes in FDIC-insured levels for certain deposits, we have seen a shift from customer repurchase agreements (short-term other borrowings) into interest-bearing demand deposits.  For 2009, we had no short-term other borrowings versus $11.8 million in 2008.

Net Interest Income before Provision for Loan Losses.  Net interest income before provision for loan losses was $3,458,000 and $3,412,000 for the three months ended June 30, 2009 and 2008, respectively.  The net interest margin for the first six months of 2009 was 2.89% versus 3.01% in 2008.  While we experienced an overall decline of 12 basis points, we would have yielded in excess of 3.00% had the additional core deposits obtained in the second quarter been invested in higher yielding assets rather than deposits with the Federal Reserve.  We temporarily invested these funds in the Federal Reserve to improve our overall liquidity position.

Index

Provision for Loan Losses

We recorded provisions for loan losses totaling $367,000 and $885,000 for the six months ended June 30, 2009 and 2008, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio.  During 2009, we increased our reserves in advance of recognizing charge-offs, with our reserve reaching 2.00% at June 30, 2009.

Noninterest Income and Expenses

Noninterest Income.  Total noninterest income decreased by $228,000, or 40.9% for the six months ended June 30, 2009, to $329,000 compared with $557,000 for the same period in 2008.  During the first six months of 2009, gains on securities of $56,000 were offset by net losses of $61,000 on the sale of other real estate owned and $12,000 on repossessed assets.  Also, we reported a write-down of $179,000 of our investment in Silverton Bank following the bank closure by federal regulators on May 1, 2009.  We recorded this loss effective March 31, 2009.

Noninterest Expenses.  Management has taken steps to reduce noninterest expenses in areas in which it can without significantly affecting the safety and soundness of our banking operations.  Salaries and employee benefits decreased $133,000, or 8.4%, in the first half of 2009 over 2008.  Expenses of bank premises and fixed assets decreased $27,000, or 5.0%.  Other components of noninterest expenses increased $312,000, or 21.4%.  The more significant increases were:

•	Higher data processing, software, and communications expense of $22,000;
•	Increases in pension expense of $20,000; and
•	Increases in regulatory assessments of $253,000 of which $130,000 was a special FDIC insurance premium assessment; and
•	Increases in other operating expenses of $60,000, with the bulk of the increase coming from loan collection costs.

These increases were partially offset by directors’ fees that were $26,000 in 2008, which have been eliminated in 2009.

In addition to the special assessment of $130,000 in the second quarter of 2009, FDIC insurance premium assessment rates increased during 2009 due to an interim rule approved by the FDIC in December 2008, which raised assessment rates uniformly by 7 basis points annually.  Additionally, assessment rates have increased due to the establishment of the Temporary Liquidity Guarantee Program (TLGP), which temporarily guarantees qualifying senior debt issued by participating FDIC-insured institutions and certain holding companies, as well as qualifying transaction account deposits.  We anticipate the FDIC assessments may increase throughout 2009.

Benefit for Income Taxes.  The effective tax rates differ from the federal and state statutory rates of 37.6% principally due to nontaxable investment income.  Tax-exempt income was $336,000 for the first six months of 2009 as compared with $339,000 in 2008.

An income tax summary follows (dollars in thousands):

	Six Months Ended June 30,
	2009	2008

Book loss before income tax benefit	$(311)	$(495)
Nontaxable interest income, net	(336)	(339)
Realization of net operating losses and other, net	(172)	(70)
Taxable loss	(819)	(904)
Tax rate	37.6%	37.6%
Benefit for income taxes	$(308)	$(340)
Effective rate	99.0%	68.7%

Index

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

An Annual Meeting of Shareholders was held on April 23, 2009.  At that meeting, a majority of the shareholders of record voted to elect a total of two Class III directors with terms to expire in 2012 (Proposal I); to ratify the Directors’ appointment of Mauldin, Jenkins, Certified Public Accountants, LLC, as the independent registered public accounting firm for Atlantic BancGroup, Inc., for the fiscal year ending December 31, 2009 (Proposal II); to approve the adjournment of the Annual Meeting to solicit additional proxies in the event that there were not sufficient votes to approve any one or more of the proposals at the 2009 Annual Meeting (Proposal III).

Proposal I
Class III Directors with Terms Expiring in 2012
Director	Votes For	Votes Against or Withheld	Votes Abstained
Dr. Conrad L. Williams	953,313	3,240	0
Dennis M. Wolfson	954,513	2,040	0

Proposal II
Votes For	Votes Against or Withheld	Votes Abstained
956,313	0	240

Proposal III
Votes For	Votes Against or Withheld	Votes Abstained
946,319	9,934	300

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

Legend

(a)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 1999
(b)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2000
(c)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2002
(d)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2003
(e)	Incorporated by reference on Atlantic’s Form 10-QSB for quarter ended September 30, 2006

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (a)
3.2	Bylaws (a)
4.1	Specimen Stock Certificate (a)

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

10.1	Software License Agreement dated as of October 6, 1997, between Oceanside and File Solutions, Inc. (a)
10.2	File Solutions Software Maintenance Agreement dated as of July 15, 1997, between Oceanside and SPARAK Financial Systems, Inc. (a)
10.3	Remote Data Processing Agreement dated as of March 3, 1997, between Oceanside and Bankers Data Services, Inc. (a)
10.4	Lease dated September 27, 2000, between MANT EQUITIES, LLC and Oceanside. (b)
10.5	Lease dated August 22, 2002, between PROPERTY MANAGEMENT SUPPORT, INC., and Oceanside. (c)
10.6	Change in Control Agreement for Barry W. Chandler. (e)
10.7	Change in Control Agreement for David L. Young. (e)
10.8	Change in Control Agreement for Grady R. Kearsey. (e)
14	Code of Ethics for Senior Officers Policy. (d)
31.1	Certifications of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certifications of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic BancGroup, Inc.

Date: August 14, 2009	/s/ Barry W. Chandler
Barry W. Chandler
President and Principal Executive Officer

Date: August 14, 2009	/s/ David L. Young
David L. Young
Executive Vice President,
Principal Financial Officer, and
Corporate Secretary