Form 10-Q
period 2009-09-30
ATLANTIC BANCGROUP INC
filed 2009-11-23
CIK 1087790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

______________________________

FORM 10-Q

☑     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number 001-15061

ATLANTIC BANCGROUP, INC.
(Exact Name of small business issuer as specified in its charter)

Florida	59-3543956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1315 S. Third Street
Jacksonville Beach, Florida  32250
(Address of Principal Executive Offices)

____________________________

(904) 247-9494
(Issuer’s telephone number)

____________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]    NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $0.01 per share	1,247,516
(Class)	Outstanding at October 31, 2009

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 2009

INDEX

PAGE
NUMBER

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Statements of Financial Condition as of September 30, 2009 (Unaudited) and December 31, 2008	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)	4

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4 - Controls and Procedures	32

PART II - OTHER INFORMATION	34

Item 1 - Legal Proceedings

Item 1A - Risk Factors

Item 6 - Exhibits

SIGNATURES	37

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Data)

	September 30, 2009	December 31,
	(Unaudited)	2008
ASSETS
Cash and due from banks	$4,184	$17,077
Federal funds sold	-	100
Total cash and cash equivalents	4,184	17,177

Interest-bearing deposits	43,850	-
Investment securities, available-for-sale	45,414	14,870
Investment securities, held-to-maturity (market value of $15,691 in 2009 and
$14,898 in 2008)	15,320	15,536
Restricted stock, at cost	1,151	955
Loans, net	199,271	203,030
Bank premises and equipment	3,429	3,583
Other real estate owned	2,179	3,421
Accrued interest receivable	1,190	1,051
Deferred income taxes	3,547	2,003
Investment in unconsolidated subsidiary	93	93
Cash surrender value of bank-owned life insurance	5,046	4,886
Other assets	1,538	1,368

TOTAL	$326,212	$267,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$36,051	$43,017
Interest-bearing	257,332	196,827

Total deposits	293,383	239,844

Short-term borrowings	200	-
Long-term borrowings	15,393	9,393
Accrued interest payable	270	321
Other liabilities	2,234	1,483

Total liabilities	311,480	251,041

Commitments and contingencies	-	-

Stockholders' equity:
Common stock	12	12
Additional paid-in capital	11,788	11,788
Retained earnings	2,916	5,133
Accumulated other comprehensive income (loss):
Net unrealized holding gains (losses) on securities, available-for-sale	16	(1)

Total stockholders' equity	14,732	16,932

TOTAL	$326,212	$267,973

Book value per common share	$11.81	$13.57

Common shares outstanding	1,247,516	1,247,516

The accompanying notes are an integral part of these consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest and fees on loans	$3,083	$3,345	$9,335	$10,303
Investment income on investment securities	175	232	487	777
Tax-exempt interest income on investment securities	165	167	501	506
Interest on federal funds sold	-	8	1	28
Total interest income	3,423	3,752	10,324	11,614

Interest on deposits	1,657	1,854	4,839	5,980
Short-term borrowings	-	79	-	258
Long-term borrowings	136	89	397	234
Total interest expense	1,793	2,022	5,236	6,472

Net interest income before provision for loan losses	1,630	1,730	5,088	5,142

Provision for loan losses	3,312	1,735	3,679	2,620

Net interest income (loss) after provision for loan losses	(1,682)	(5)	1,409	2,522

Noninterest income:
Fees and service charges	173	183	499	505
Other fee income from banking services	5	36	75	121
Mortgage banking fees	-	2	-	13
Income from bank-owned life insurance	58	56	173	165
Dividends	1	10	4	30
Gain (loss) on sale of other real estate owned and
repossessed assets	(20)	-	(93)	-
Realized gains on sales of securities	-	-	56	-
Loss on writedown of restricted stock	-	-	(179)	-
Other income	10	9	21	19
Total noninterest income	227	296	556	853

Noninterest expenses:
Salaries and employee benefits	707	786	2,152	2,364
Expenses of bank premises and fixed assets	261	280	776	822
Data processing and communications	129	153	443	445
Legal and audit	140	105	380	341
Pension	84	90	255	241
Other real estate owned	276	102	420	239
FDIC assessments	403	45	700	89
Advertising and marketing	18	46	80	110
Other operating expenses	223	204	766	739
Total noninterest expenses	2,241	1,811	5,972	5,390

Loss before benefit for income taxes	(3,696)	(1,520)	(4,007)	(2,015)
Benefit for income taxes	(1,482)	(681)	(1,790)	(1,021)
Net loss	(2,214)	(839)	(2,217)	(994)

Other comprehensive income, net of income taxes:
Unrealized holding gains arising during period	149	85	17	78

Comprehensive loss	$(2,065)	$(754)	$(2,200)	$(916)

Loss per common share
Basic	$(1.77)	$(0.68)	$(1.78)	$(0.80)
Diluted	$(1.77)	$(0.68)	$(1.78)	$(0.80)

The accompanying notes are an integral part of these consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars In Thousands)

					Net
					Unrealized
					Holding
					Gains (Losses)
			Additional		on Securities,	Total
	Common Stock		Paid-in	Retained	Available-	Stockholders'
	Shares	Amount	Capital	Earnings	for-Sale	Equity

Balance, December 31, 2008	1,247,516	$12	$11,788	$5,133	$(1)	$16,932

Comprehensive income (loss):
Net loss for the quarter	-	-	-	(68)	-
Net change in unrealized
holding gains (losses) on
securities, available-for-sale	-	-	-	-	(28)

Total comprehensive loss	-	-	-	-	-	(96)

Balance, March 31, 2009	1,247,516	12	11,788	5,065	(29)	16,836

Comprehensive income (loss):
Net income for the quarter	-	-	-	65	-
Net change in unrealized
holding gains (losses) on
securities, available-for-sale	-	-	-	-	(104)

Total comprehensive loss	-	-	-	-	-	(39)

Balance, June 30, 2009	1,247,516	12	11,788	5,130	(133)	16,797

Comprehensive income (loss):
Net loss for the quarter	-	-	-	(2,214)	-
Net change in unrealized
holding gains (losses) on
securities, available-for-sale	-	-	-	-	149

Total comprehensive loss	-	-	-	-	-	(2,065)

Balance, September 30, 2009	1,247,516	$12	$11,788	$2,916	$16	$14,732

The accompanying notes are an integral part of these consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cash flows from operating activities:
Net loss	$(2,214)	$(839)	$(2,217)	$(994)
Provision for loan losses	3,312	1,735	3,679	2,620
Depreciation and amortization	62	79	188	236
Gain on sale of investment securities	-	-	(56)	-
Loss on sale of other real estate owned and
repossessed assets	32	-	93	-
Loss on writedown of restricted stock	-	-	179	-
Net premium amortization and discount accretion	106	(4)	198	(19)
Other, net	(915)	(511)	(1,317)	(5,353)

Net cash provided (used) by operating activities	383	460	747	(3,510)

Cash flows from investing activities:
Net (increase) decrease in:
Interest-bearing deposits	(43,850)	-	(43,850)	-
Investment securities	(31,034)	1,282	(43,598)	6,709
Restricted stock	(375)	-	(375)	-
Loans	1,014	(5,549)	(95)	(6,101)
Proceeds from sales, paydowns, and calls
of investment securities	1,695	-	13,127	-
Proceeds from sale of other real estate owned	-	55	1,346	1,445
Purchases of bank premises and equipment, net	(5)	(4)	(34)	(56)

Net cash provided (used) by investing activities	(72,555)	(4,216)	(73,479)	1,997

Cash flows from financing activities:
Net increase (decrease) in deposits	24,842	(10,690)	53,539	(9,019)
Net increase in other borrowings	200	9,978	6,200	10,970

Net cash provided (used) by financing activities	25,042	(712)	59,739	1,951

Net increase (decrease) in cash and cash equivalents	(47,130)	(4,468)	(12,993)	438

Cash and cash equivalents at beginning of period	51,314	9,562	17,177	4,656

Cash and cash equivalents at end of period	$4,184	$5,094	$4,184	$5,094

CONDENSED SUPPLEMENTAL DISCLOSURES
Non-cash transaction - loans transferred to
other real estate owned	$175	$-	$499	$-
Writedown of other real estate owned	$286	$-	$334	$-

The accompanying notes are an integral part of these consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

General - Atlantic BancGroup, Inc. (the “Holding Company”) is a bank holding company registered with the Federal Reserve and owns 100% of the outstanding stock of Oceanside Bank (“Oceanside”).  Oceanside is a Florida state-chartered commercial bank, which opened July 21, 1997.  Oceanside’s deposits are insured by the Federal Deposit Insurance Corporation.  The Holding Company’s primary business activities are the operation of Oceanside, and it operates in only one reportable industry segment, banking.  Collectively, the entities are referred to as “Atlantic.”  References to Atlantic, Oceanside, and subsidiaries throughout these condensed consolidated financial statements are made using the first-person notations of “we,” “our,” and “us.”  Oceanside has formed subsidiaries for the sole purpose of holding and managing real estate properties acquired through foreclosure.

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

Our condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation.  Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year.  The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2008, and are incorporated herein by reference.

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

Enforcement Action.  On October 26, 2009, the FDIC instituted a Notice of Charges and of Hearing (“Notice”) against the Bank.  The Notice alleges that the Bank has engaged in unsafe and unsound banking practices and seeks the imposition of an Order to Cease and Desist (“Order”) against the Bank.  The Bank disputes many of the Notice’s allegations and intends to vigorously defend itself against the entry of an Order.  The Bank is also currently engaged in discussions with the FDIC, with the goal of seeking entry of an alternative formal enforcement action with terms acceptable to the Bank.  We can offer no assurances as to the success of these negotiations or of the Bank’s defense.

We believe that the Bank, as compared to those Florida and Georgia-based institutions which are currently operating under Orders to Cease and Desist, does not warrant the imposition of the Order.  If the Bank can not reach an acceptable compromise with the FDIC, the Bank will vigorously defend itself against the allegations contained in the Notice and expects that a hearing as to those allegations and an adjudication as to whether the Order will be entered will not occur until mid-2010.  For a more detailed discussion, see Part II - Other Information, Item 1, Legal Proceedings.

Additionally, we have been informed by the Federal Reserve Bank of Atlanta (“Federal Reserve”) that it intends to also seek a formal enforcement action against the Company, but we have not been advised as to the form or ultimate substance of the action.  We would expect any such action to seek restrictions against us decreasing our capital through dividends, stock repurchases or otherwise.  Not knowing what the proposed formal action will entail, we have not been able to determine if we will stipulate to the action or exercise our right to a hearing.

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Imposition of enforcement action would increase our costs to comply with the action, restrict or prohibit certain activities by Atlantic or Oceanside, require Atlantic and Oceanside to submit a plan for restoring Oceanside to an acceptable capital category, restrict the use of brokered deposits and the rates we may pay for deposits, and restrict the payment of dividends.

In light of the current economic environment, management is pursuing a number of sources for raising additional capital.  However, current market conditions for banking institutions, the overall uncertainty in financial markets, and Atlantic’s depressed stock price are significant barriers to obtaining non-dilutive capital.

Liquidity.  Atlantic actively manages liquidity.  Cash and cash equivalents and interest-bearing deposits at September 30, 2009, totaled $48.0 million.  In addition to cash and cash equivalents, interest-bearing deposits, and unpledged investment securities, Atlantic has the following sources of available liquidity at September 30, 2009:  lines of credit to purchase federal funds ($10.0 million) and Federal Home Loan Bank of Atlanta ($8.3 million).  Subject to prior approval, additional sources of liquidity include Federal Reserve discount window ($3.1 million).  Based on current and expected liquidity needs and sources, management expects Atlantic to be able to meet its obligations.

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

Atlantic has recorded a deferred tax asset to recognize the future income tax benefit of operating losses incurred for tax year 2008.  Management believes that the tax benefits on the net operating loss carry forwards will be utilized when Atlantic returns to profitability.  Generally, the net operating losses can be carried forward for up to 20 years and do not begin to expire until 2028.  On November 6, 2009, the “Worker, Homeownership, and Business Assistance Act of 2009” was signed into law.  In addition to extending the first-time homebuyer credit that has been instrumental in increasing residential real estate sales, this law relaxes the net operating loss carryback rules.  We are currently analyzing the impact on Atlantic’s deferred tax asset, but we anticipate that refunds for net operating losses will range from $0.8 million to $1.0 million.  The fourth quarter of 2009 will reflect the impact of this new law.

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

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

However, management believed that the negative evidence was outweighed by certain positive evidence.  Atlantic has a prior history of earnings outside of the recent losses and believes that changes have been made to allow Atlantic to return to an earnings position, including reductions in payroll and other operating costs.  Based on the above analysis, management believes it is more likely than not that Atlantic would realize the deferred tax asset through future operating income.  Accordingly, no deferred tax valuation allowance has been recorded.

Reclassifications - Certain amounts in the prior periods have been reclassified to conform to the presentation for the current period.

New Accounting Guidance - In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. insurers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”).  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board.  Under the proposed roadmap, Atlantic may be required to prepare financial statements in accordance with IFRS as early as 2014.  The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS.  Atlantic is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC 105”) Generally Accepted Accounting Principles.  The Accounting Standards Codification (“ASC”) is the official source of authoritative United States Generally Accepted Accounting Principles (“GAAP”) superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies.  ASC 105 became effective during the third quarter of 2009 and did not have a significant impact on Atlantic’s financial statements.

Business Combinations:  On January 1, 2009, new authoritative accounting guidance under ASC 805 Business Combinations became applicable to Atlantic’s accounting for business combinations closing on or after January 1, 2009.  ASC 805 requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.  Assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period.  If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance.  ASC 805 will apply to future acquisitions by Atlantic subsequent to January 1, 2009.

Fair Value Measurement and Disclosures:  ASC 820 Fair Value Measurement and Disclosures affirms that the fair value measurement objective when a market is not active is the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date.  Additionally, in determining fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available.  Broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset.  ASC 820 provides additional guidance when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly.  Atlantic adopted ASC 820 during the quarter ended June 30, 2009.  ASC 820 did not have a significant impact on Atlantic’s financial condition and results of operations.

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

Investments – Debt and Equity Securities:  ASC 320 Investments – Debt and Equity Securities amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  ASC 320 requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery.  ASC 320 became effective for interim and annual reporting periods ending after June 15, 2009.  Atlantic adopted ASC 320 during the quarter ended June 30, 2009.

Financial Instruments:  ASC 825 Financial Instruments requires expanded disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

Subsequent Events:  ASC 855 Subsequent Events addresses events which occur after the balance sheet date but before the issuance of financial statements.  Under ASC 855, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date.  Atlantic adopted ASC 855 for the quarter ended June 30, 2009.

Transfers and Servicing:  ASC 860 Transfers and Servicing improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASC 860 shall be effective for annual reporting periods that begin after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter, with early adoption prohibited.  ASC 860 must be applied to transfers occurring on or after the effective date.  Management has not completed its evaluation of ASC 860; however, Atlantic does not expect it to be material to its financial statements.

Consolidation:  ASC 810 Consolidation improves financial reporting by enterprises involved with variable interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter, with earlier adoption prohibited.  Management has not completed its evaluation of ASC 810; however, Atlantic does not expect it to be material to its financial statements.

Other:  A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Atlantic’s consolidated financial statements.

Subsequent Events - Atlantic’s date for evaluating the existence of subsequent events that would affect the financial statement for the quarter ended September 30, 2009, was November 23, 2009, which was the date the financial statements were issued.

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

NOTE 2 - COMPUTATION OF PER SHARE EARNINGS (LOSSES)

Basic earnings (losses) per share (“EPS”) amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2009 and 2008.  Diluted EPS is computed by dividing net income (loss) by the weighted average number of shares and all dilutive potential shares outstanding during the period.  We have no dilutive potential shares outstanding for 2009 or 2008.  The following information was used in the computation of EPS on both a basic and diluted basis for the three and nine months ended September 30, 2009 and 2008 (dollars and number of shares in thousands):

	Three Months Ended September 30,
	2009	2008
Basic and diluted EPS computation:
Numerator - Net loss	$(2,214)	$(839)
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic and diluted losses per share	$(1.77)	$(0.68)

	Nine Months Ended September 30,
	2009	2008
Basic and diluted EPS computation:
Numerator - Net loss	$(2,217)	$(994)
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic and diluted losses per share	$(1.78)	$(0.80)

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

	September 30, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale
U.S. Government-sponsored
agency securities	$148	$4	$-	$152	$2,700	$5	$(6)	$2,699
Mortgage-backed securities	45,241	130	(109)	45,262	12,171	40	(40)	12,171
	45,389	134	(109)	45,414	14,871	45	(46)	14,870
Held-to-maturity
State, county and
municipal bonds	15,320	408	(37)	15,691	15,536	133	(771)	14,898
Total investment securities	$60,709	$542	$(146)	$61,105	$30,407	$178	$(817)	$29,768

Information pertaining to securities with gross unrealized losses at September 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
Available-for-Sale
U.S. Government-sponsored agency	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	(109)	30,353	-	-	(109)	30,353
	$(109)	$30,353	$-	$-	$(109)	$30,353
Held-to-Maturity
State, county, and municipal bonds	$-	$-	$(37)	$3,061	$(37)	$3,061

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

NOTE 3 - INVESTMENT SECURITIES (Continued)

Management evaluates securities for other-than-temporary impairment at least on a monthly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of Atlantic to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  At September 30, 2009 and December 31, 2008, Atlantic did not have any investment securities deemed other-than-temporarily-impaired debt securities.

The unrealized losses on investment securities were caused by interest rate changes.  Temporary net decreases in fair value of securities available-for-sale at September 30, 2009, are regarded as an adjustment to stockholders' equity.  The estimated fair value of investment securities is determined on the basis of market quotations.  The following is a summary of the effects on the Condensed Consolidated Statement of Stockholders’ Equity at September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30,	December 31,
	2009	2008

Unrealized gains (losses) on investment securities available-for-sale	$25	$(1)
Deferred tax expense on unrealized gains	(9)	-
Balance	$16	$(1)

The following presents the net change in unrealized gains or losses on investment securities available-for-sale that are shown as a component of stockholders’ equity and comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,
	2009	2008

Unrealized holding gains on investment securities arising during period	$238	$136
Less: reclassification adjustment for gains included in net loss	-	-
Other comprehensive income, before income tax expense	238	136
Income tax expense related to items of other comprehensive income	(89)	(51)
Other comprehensive income, net of income tax expense	$149	$85

	Nine Months Ended September 30,
	2009	2008

Unrealized holding gains on investment securities arising during period	$83	$125
Less: reclassification adjustment for gains included in net loss	(56)	-
Other comprehensive income, before income tax expense	27	125
Income tax expense related to items of other comprehensive income	(10)	(47)
Other comprehensive income, net of income tax expense	$17	$78

Gross gains and losses on sales of investment securities for the three and nine months ended September 30, 2009, totaled $-0- and $56,000, respectively.  There were no sales of investment securities during the same periods of 2008.

At September 30, 2009, held-to-maturity investment securities with an amortized cost of $1.50 million and fair value of $1.50 million were pledged to secure deposits of public funds from the State of Florida and treasury tax and loan deposits with the Federal Reserve.  At September 30, 2009, held-to-maturity investment securities with an amortized cost of $4.2 million and a fair value of $4.2 million were pledged for other borrowings.

There were no securities of a single issuer, which are non-governmental or non-government sponsored, that exceeded 10% of stockholders’ equity at September 30, 2009 or 2008.

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

NOTE 3 - INVESTMENT SECURITIES (Continued)

The cost and estimated fair value of debt and equity securities at September 30, 2009, by contractual maturities, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$4,157	$4,162	$155	$156
Due after one through five years	2,285	2,288	271	289
Due after five through fifteen years	13,188	13,185	4,145	4,246
Due after fifteen years	25,759	25,779	10,749	11,000
	$45,389	$45,414	$15,320	$15,691

NOTE 4 - LOANS

Loans consisted of (dollars in thousands):

	September 30,	December 31,
	2009	2008
Real estate loans:
Construction, land development, and other land	$32,495	$39,135
1-4 family residential	57,016	57,814
Multifamily residential	2,917	4,481
Commercial	95,856	88,762
	188,284	190,192
Commercial loans	11,984	13,314
Consumer and other loans	3,091	3,548
Total loan portfolio	203,359	207,054
Less, deferred fees	(14)	(25)
Less, allowance for loan losses	(4,074)	(3,999)
Loans, net	$199,271	$203,030

A summary of the activity in Other Real Estate Owned follows (dollars in thousands):

	For the Three	For the Nine	For the Twelve
	Months Ended	Months Ended	Months Ended
	September 30, 2009	September 30, 2009	December 31, 2008

Balance, beginning of period	$2,290	$3,421	$-
Transfers to OREO	175	499	6,034
Disposals	-	(1,407)	(2,298)
Write-downs	(286)	(334)	(315)
Balance, end of period	$2,179	$2,179	$3,421

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio quarterly in order to enable it to evaluate the adequacy of the allowance for loan losses.  We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb probable losses inherent in the loan portfolio.  Activity in the allowance for loan losses follows (dollars in thousands):

	For the Three	For the Nine	For the Twelve
	Months Ended	Months Ended	Months Ended
	September 30, 2009	September 30, 2009	December 31, 2008

Balance, beginning of period	$4,155	$3,999	$2,169
Provisions charged to operating expenses	3,312	3,679	4,424
Loans charged-off	(3,413)	(3,628)	(2,615)
Recoveries	20	24	21
Balance, end of period	$4,074	$4,074	$3,999

We had eleven loans totaling $6,465,000 at September 30, 2009, categorized as nonaccrual, and nine loans totaling $5,459,000 categorized as nonaccrual at December 31, 2008.  We had specific allowances for losses on nonaccrual loans of $334,000 and $385,000 at September 30, 2009 and December 31, 2008, respectively.  During the third quarter of 2009, we charged-down or transferred to other real estate owned nonaccrual loan balances totaling $3,496,000, in addition to specific allowances of $334,000.

We had loans past due 90 days or more and still accruing interest totaling $514,000 and $1,656,000 at September 30, 2009 and December 31, 2008, respectively.  Loans over 90 days past due that are well secured and in process of collection remain on accrual status in accordance with regulatory guidelines.

NOTE 6 - LONG-TERM BORROWINGS

A summary of long-term borrowings follows (dollars in thousands):

	September 30,	December 31,
	2009	2008

FHLB of Atlanta advances	$12,300	$6,300
Junior subordinated debentures	3,093	3,093
Total long-term borrowings	$15,393	$9,393

A summary of the FHLB of Atlanta advances follows (dollars in thousands):

			September 30,	December 31,
	Maturity Date	Interest Rate	2009	2008

Convertible fixed rate debt	11/17/2010	4.45%	$2,300	$2,300
Fixed rate advances	12/20/2010	1.91%	2,000	4,000
Fixed rate advance	01/09/2012	2.30%	8,000	-
			$12,300	$6,300

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

NOTE 7 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.  Our exposure to credit loss is represented by the contractual amount of these commitments.  We follow the same credit policies in making commitments as we do for on-balance sheet instruments.  Financial instruments at September 30, 2009, consisted of commitments to extend credit approximating $10.4 million and standby letters of credit of $1.4 million.

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

NOTE 8 - REGULATORY CAPITAL

Oceanside is required to maintain certain minimum regulatory capital requirements.  The following is a summary at September 30, 2009, of the regulatory capital requirements and actual capital on a percentage basis for Oceanside:

		Regulatory Requirement
		For Capital	For Well-
	Actual	Adequacy	Capitalized

Total capital ratio to risk-weighted assets	8.49%	8.00%	10.00%
Tier 1 capital ratio to risk-weighted assets	7.24%	4.00%	6.00%
Tier 1 capital to average assets	4.75%	4.00%	5.00%

At September 30, 2009, Oceanside was adequately capitalized; however, the proposed enforcement action mentioned in Note 1 will likely require significantly higher capital levels.

NOTE 9 - FAIR VALUE MEASUREMENTS

Fair Value Measurements and Disclosure Topic of the ASC defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair values:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in market that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:  Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

NOTE 9 - FAIR VALUE MEASUREMENTS (Continued)

Atlantic used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

The table below presents the Atlantic’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets (dollars in thousands):
Investment securities, available-for-sale
U.S. Government-sponsored
agency securities	$-	$152	$-	$152
Mortgage-backed securities	-	45,262	-	45,262

Total assets at fair value	$-	$45,414	$-	$45,414

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

Certain other assets are measured at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at September 30, 2009.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets (dollars in thousands):
Impaired loans, net of direct write-off and
specific valuation allowances	$-	$-	$6,131	$6,131
Foreclosed assets	-	-	2,179	2,179

Total assets at fair value	$-	$-	$8,310	$8,310

Loans – Nonrecurring fair value adjustments to loans reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with loan impairment accounting guidance.  Since the market for impaired loans is not active, loans subjected to nonrecurring fair value adjustments based on the loan’s observable market price are generally classified as Level 2. Loans subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation.  When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans are classified as Level 2.  If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009

NOTE 9 - FAIR VALUE MEASUREMENTS (Continued)

Foreclosed assets – These assets are reported at the lower of the loan carrying amount at foreclosure (or repossession) or fair value written down by estimated selling costs.  Fair value is based on third party appraisals for other real estate owned and other independent sources for repossessed assets, considering the assumptions in the valuation, and are considered Level 2 or Level 3 inputs.

The following is a summary of activity of assets and liabilities measured at fair value on a nonrecurring basis (dollars in thousands):

	Impaired	Foreclosed
	Loans	Assets	Total

Balance, December 31, 2008	$5,074	$3,496	$8,570
Gains for the year	-	54	54
Losses for the year	-	(147)	(147)
Write-downs	(3,321)	(334)	(3,655)
Net transfers in/out Level 3	4,378	(890)	3,488
Balance, end of period	$6,131	$2,179	$8,310

NOTE 10 - FAIR VALUE DISCLOSURES

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Due from Banks, Federal Funds Sold, and Interest-Bearing Deposits - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities - For securities held as investments, fair value equals quoted market price, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Restricted Stock - Fair value of Atlantic’s investment in Federal Home Loan Bank and correspondent banks’ stock is its cost.

Loans Receivable - For loans subject to repricing and loans intended for sale within nine months, fair value is estimated at the carrying amount plus accrued interest.  The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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
SEPTEMBER 30, 2009

NOTE 10 - FAIR VALUE DISCLOSURES (Continued)

Other - Accrued interest receivable on investment securities and loans and accrued interest payable on deposits and other borrowings are included in investment securities, loans, deposits, and other borrowings, accordingly.  The carrying amount is a reasonable estimate of fair value.

The estimated fair values of Atlantic's financial instruments at September 30, 2009, follow (dollars in thousands):

	Carrying	Fair
	Amount	Value
Financial Assets
Cash and due from banks, federal funds sold, and
interest-bearing deposits	$48,034	$48,034
Investment securities and accrued interest receivable	61,130	61,501
Restricted stock	1,151	1,151
Loans and accrued interest receivable, net of
allowance for loan losses	200,065	199,150
Total assets valued	$310,380	$309,836

Financial Liabilities
Deposits and accrued interest payable	$293,571	$294,618
Other borrowings and accrued interest payable	15,675	15,675
Total liabilities valued	$309,246	$310,293

Off-Balance Sheet Commitments	$11,797	$11,797

We are required to report under fair value measurement disclosures that there have been no changes since December 31, 2008, in the valuation techniques and related inputs noted herein.

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

Results of Operations

We reported consolidated net losses of $2,214,000 for the three months ended September 30, 2009.  During the third quarter of 2009, we reduced the carrying value of two of our nonperforming assets with direct write-downs to the loan balances totaling $3.2 million.  We also expensed FDIC assessments of $403,000 in the quarter ended September 30, 2009, as compared with $45,000 in the same period of 2008.  Without these costs, we would have likely posted a small loss reflecting continued adverse economic trends in our market area such as high levels of unemployment and real estate foreclosures.

Noteworthy improvements since the end of 2008 included reductions in foreclosed assets (other real estate owned and repossessed assets) from $3.5 million at December 31, 2008, to $2.2 million at September 30, 2009, a decrease of 38%.  Total nonperforming, classified, and foreclosed assets decreased $3.8 million, or 12%, to $28.2 million as compared with $32.0 million at December 31, 2008.  During this period, we raised our allowance for loan and lease losses from 1.93% to 2.0% of total loans outstanding.  Our total exposure to construction, land development, and other land loans declined from $39.1 million to $32.5 million, a decrease of 17%.

Our net loss for the nine months ended September 30, 2009, was $2,217,000, as compared with a net loss of $994,000 in the same period of 2008.  In addition to the items discussed above for the third quarter of 2009, we continued to improve our liquidity with total cash and cash equivalents and interest-bearing deposits reaching $48.0 million at September 30, 2009, as compared with $17.2 million at December 31, 2008.  While we plan to use these funds to pay additional FDIC assessments and to settle higher costing deposits, this build-up in liquidity throughout 2009 has lowered our net interest margin.

Other significant items affecting 2009 results of operations include:

•	Higher provisions for loan losses, which totaled $3,679,000 for the nine months ended September 30, 2009, as compared with $2,620,000 for the same period of 2008.
•	Total FDIC assessments of $700,000 in 2009 versus $89,000 in 2008.
•
During the first quarter of 2009, Oceanside Bank reported a write-down of $179,000 on its investment in a correspondent bank, Silverton Bank, National Association.  Silverton Bank was closed by federal regulators on May 1, 2009.

•
For the nine months ended September 30, 2009, we also recorded net losses on the sale of foreclosed assets totaling $93,000, which was partially offset by $56,000 in gains on sale of investment securities.  No gains or losses were reported during the same period of 2008.

•	Other real estate owned expenses totaled $420,000 for the first nine months of 2009 as compared with $239,000 in 2008.

Index

Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three and nine months ended September 30, 2009):

	Three Months	Nine Months	Year Ended
	Ended	Ended	December 31,
	September 30, 2009	September 30, 2009	2008

Return on average assets	-2.74%	-1.01%	-0.74%
Return on average equity	-52.14%	-17.56%	-10.37%
Interest-rate spread	2.00%	2.33%	2.55%
Net interest margin	2.29%	2.66%	3.03%
Noninterest expenses to average assets	2.77%	2.72%	2.94%

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

We expect to meet our liquidity needs with:

•	Available cash, including both interest and noninterest-bearing balances, and federal funds sold, which totaled $48.0 million at September 30, 2009;
•	The repayment of loans, which include loans with a remaining maturity of one year or less (excluding those in nonaccrual status) totaling $46.8 million;
•	Proceeds of unpledged securities available-for-sale and principal repayments from mortgage-backed securities;
•	Retention of and growth in deposits; and,
•	If necessary, borrowing against approved lines of credit and other alternative funding strategies.

Short-Term Investments.  Short-term investments (which consist of federal funds sold, interest-bearing deposits, and investment securities maturing in three months or less) were $48.1 million at September 30, 2009, as compared to $254,000 at December 31, 2008.  We regularly review our liquidity position and have implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the statement of financial condition and funding from non-core sources.  To further enhance our liquidity, we have developed alternative funding strategies that have been approved by our Board of Directors.  Alternate funding strategies include (dollars in thousands):

Lines of credit to purchase federal funds:
Secured	$8,000
Unsecured (1)	2,000
Federal Reserve discount window (1)	3,131
Federal Home Loan Bank of Atlanta	8,283
$21,414
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

Index

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

Core Deposits.  Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  We had core deposits totaling $247.0 million at September 30, 2009, and $188.1 million at December 31, 2008, an increase of 31.3%.  We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future.

Customers with large certificates of deposit tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.  Some financial institutions acquire funds in part through large certificates of deposit obtained through brokers.  These brokered deposits have been historically expensive and unreliable as long-term funding sources.  More recently, the brokered funds have become less expensive than local deposits.  Brokered certificates of deposit issued by us totaled $23.1 million at September 30, 2009, and $26.3 million at December 31, 2008, a decrease of 12.2%.

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities.  At September 30, 2009, we had commitments to extend credit totaling $10.4 million, and had issued, but unused, standby letters of credit of $1.4 million for the same period.  In addition, scheduled maturities of certificates of deposit during the twelve months following September 30, 2009, total $108.0 million.  We believe that adequate resources exist to fund all our anticipated commitments.

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

As of the most recent reporting period for the quarter ended September 30, 2009, Oceanside’s ratios exceeded the minimum levels.  An institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables.  At September 30, 2009, Oceanside’s actual capital amounts and percentages are presented in the following table (dollars in thousands):

	Actual		Minimum(1)		Well-Capitalized(2)
	Amount	%	Amount	%	Amount	%

Total capital to risk-weighted assets	$17,716	8.49%	$16,685	8.00%	$20,856	10.00%
Tier 1 capital to risk-weighted assets	$15,091	7.24%	$8,343	4.00%	$12,514	6.00%
Tier 1 capital to average assets	$15,091	4.75%	$12,712	4.00%	$15,891	5.00%

(1)	The minimum required for adequately capitalized purposes.
(2)	To be "well-capitalized" under the FDIC's Prompt Corrective Action regulations for banks.

Notes 1 and 8 to Condensed Consolidated Financial Statements discuss events that may affect Oceanside’s required level of capital to maintain in the future.

Index

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

	For the Nine	For the Twelve
	Months Ended	Months Ended
	September 30, 2009	December 31, 2008

End of period loans (net of deferred fees)	$203,345	$207,029
End of period allowance for loan losses	$4,074	$3,999
% of allowance for loan losses to total loans	2.00%	1.93%
Average loans for the period	$207,569	$203,675
Net charge-offs as a percentage of average loans
for the period (annualized for 2009)	2.32%	1.27%
Nonperforming assets:
Nonaccrual loans	$6,465	$5,459
Loans past due 90 days or more and still accruing	1,028	1,656
Foreclosed real estate	2,179	3,421
Other repossessed assets	-	75
	$9,672	$10,611

Nonaccrual loans to period end net loans	3.18%	2.64%
Nonperforming assets to period end total assets	2.96%	3.96%

Index

At September 30, 2009, we had 46 loans totaling approximately $26.0 million classified as substandard or doubtful.  We had no loans classified as loss at September 30, 2009. At September 30, 2009, management had provided specific reserves totaling $1.6 million for loans risk-rated substandard or worse.

Our internally-classified loans declined $2.5 million to $26.0 million from December 31, 2008, levels of $28.5 million, our nonperforming assets declined, which included a reduction in other real estate owned and foreclosed assets of $1.2 million, or 36.3%, due principally to sales of other real estate.

Included in our total classified loans of $26.0 million, we internally monitor classified loans that we believe continue to meet the regulatory definition of performing loans.  While we may experience losses, many of these loans are believed to be well-secured.  On October 30, 2009, the federal regulatory agencies issued a policy statement on prudent CRE loan workouts that may result in a removal of certain CRE loans currently classified as substandard with potential collateral shortfalls but with documented capacity of the borrower to service the current principal and interest payments.  Accordingly, during the fourth quarter of 2009, management will implement this policy statement.

Additional Disclosures - Higher Risk Loans.  Certain types of loans, such as option ARM products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans (which are generally associated with construction and development loans), subprime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We have not engaged in the practice of lending in the subprime market or offering loans with initial teaser rates and option ARM products.  A summary of our loan portfolio by loan type follows:

	As of September 30, 2009		As of December 31, 2008
		% of	% of
	Amount	Total	Amount	Total
Commercial real estate (including multifamily)	$98,759	48%	$93,228	45%
Commercial and industrial	11,984	6%	13,314	6%
Residential real estate, secured by first liens	33,068	16%	33,836	16%
Residential real estate, secured by junior liens	7,973	4%	5,732	3%
Consumer	3,091	2%	3,548	2%
Construction and development	32,495	16%	39,135	19%
Home equity	15,975	8%	18,236	9%
Total loans	203,345	100%	207,029	100%
Allowance for loan losses	(4,074)		(3,999)
Loans, net	$199,271		$203,030

Substantially all our loans are in our trade area and have been affected by economic and real estate trends in North Florida.  Our increases in past due loans, nonperforming assets, charge-offs, and allowance for loan losses over historical levels are directly related to declines in real estate activity, collateral values, and other negative economic trends such as rising unemployment.  We monitor a number of key ratios to identify risks and focus management efforts to mitigate our exposure.  We monitor loans in excess of federal supervisory loan-to-value limits.  Such loans totaled $11.5 million and $12.9 at September 30, 2009 and December 31, 2008, respectively.  Delinquency statistics and charge-off data by loan type follow:

Index

As of September 30, 2009	Past Due 30-89 Days and Still Accruing	% of Total Loans	Past Due 90 or More Days and Still Accruing	% of Total Loans	Non- accrual Loans	% of Total Loans	Total Past Due Loans	% of Total Loans
Commercial real estate (including multifamily)	$34	0.03%	$-	0.00%	$1,746	1.77%	$1,780	1.80%
Commercial and industrial	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Residential real estate, secured by first liens	-	0.00%	465	1.41%	2,700	8.16%	3,165	9.57%
Residential real estate, secured by junior liens	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Consumer	31	1.00%	-	0.00%	-	0.00%	31	1.00%
Construction and development	8	0.02%	-	0.00%	2,019	6.21%	2,027	6.24%
Home equity	51	0.32%	49	0.31%	-	0.00%	100	0.63%
Total loans	$124	0.06%	$514	0.25%	$6,465	3.18%	$7,103	3.49%

As of December 31, 2008	Past Due 30-89 Days and Still Accruing	% of Total Loans	Past Due 90 or More Days and Still Accruing	% of Total Loans	Non- accrual Loans	% of Total Loans	Total Past Due Loans	% of Total Loans
Commercial real estate (including multifamily)	$1,740	1.87%	$205	0.22%	$-	0.00%	$1,945	2.09%
Commercial and industrial	242	1.82%	-	0.00%	-	0.00%	242	1.82%
Residential real estate, secured by first liens	-	0.00%	-	0.00%	1,462	4.32%	1,462	4.32%
Residential real estate, secured by junior liens	95	1.66%	-	0.00%	-	0.00%	95	1.66%
Consumer	25	0.70%	-	0.00%	28	0.79%	53	1.49%
Construction and development	1,103	2.82%	1,451	3.71%	3,793	9.69%	6,347	16.22%
Home equity	135	0.74%	-	0.00%	176	0.97%	311	1.71%
Total loans	$3,340	1.61%	$1,656	0.80%	$5,459	2.64%	$10,455	5.05%

The following shows the increases (decreases) in delinquent loans at September 30, 2009, as compared with December 31, 2008.  While we cannot predict future trends in delinquencies, we have noted improvements in most categories and the reduction in loans past due 30-89 days will likely improve charge-offs over time.

Increases (Decreases)	Past Due 30-89 Days and Still Accruing	Past Due 90 or More Days and Still Accruing	Nonaccrual Loans	Total Past Due Loans
Commercial real estate (including multifamily)	$(1,706)	$(205)	$1,746	$(165)
Commercial and industrial	(242)	-	-	(242)
Residential real estate, secured by first liens	-	465	1,238	1,703
Residential real estate, secured by junior liens	(95)	-	-	(95)
Consumer	6	-	(28)	(22)
Construction and development	(1,095)	(1,451)	(1,774)	(4,320)
Home equity	(84)	49	(176)	(211)
Total loans	$(3,216)	$(1,142)	$1,006	$(3,352)

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

Index

	September 30,	December 31,
	2009	2008

Loans restructured and in compliance with modified terms	$4,735	$3,566
Loans restructured and past due 30-89 days	-	53
Loans restructured and in nonaccrual status	1,889	4,386
	$6,624	$8,005

We have been consistent in our practice of determining our allowance for loan losses with only minor refinements in establishing reserves for our performing loans.  We consider the following in establishing reserves on loans other than impaired loans, which are assigned a specific reserve and/or charged-down to estimated fair value less costs to liquidate:

•	Recent historical loss data over the past five quarters is used as a starting point for estimating current losses;

•	We consider various economic and other qualitative factors affecting loan quality including changes in:

•	the volume (and trends) of delinquent and monitored loans,
•	lending policies,
•	underlying collateral values,
•	concentrations in risk and levels of concentration risks,
•	quality of internal and external loan reviews, which includes risk-rating our loans according to federal regulatory guidelines,
•	competition and regulatory factors,
•	lending staff experience,
•	business and economic conditions, and
•	other factors.

•
In developing loss factors, we consider both internal historical data and external data such as changes in leading economic indicators, consumer price index, delinquencies, employment data, cap rates, occupancy levels, rental rates, and single-family homes and condominium sales prices and sales activity.

We maintain formal policies that we believe are consistent with federal regulatory guidance for identifying and quantifying risks related to loan quality and other related matters including but not limited to:

•	the frequency of internal and external loan reviews,
•	obtaining appraisals or evaluations for monitored loans,
•	classifying loans from accrual to nonaccrual status (which is typically done when a loan reaches 90 days past due unless well-secured and in process of collection),
•	recognizing loan charge-offs on impaired loans, and
•	exercising judgment in determining the allowance for loan losses consistent with generally accepted accounting principles.

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

Index

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

	For the Three Months Ended September 30,
	2009			2008
	Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$207,468	$3,083	5.90%	$206,206	$3,345	6.45%
Investment securities and
interest-bearing deposits (1)	92,206	340	1.89%	35,169	399	5.66%
Other interest-earning assets	-	-	0.00%	1,161	8	2.74%

Total interest-earning assets (1)	299,674	3,423	4.66%	242,536	3,752	6.32%

Noninterest-earning assets	20,966			17,265

Total assets	$320,640			$259,801

Interest-bearing liabilities:
Demand, money market
and NOW deposits	$108,525	522	1.91%	$39,124	233	2.37%
Savings	2,951	8	1.08%	2,959	7	0.94%
Certificates of deposit	140,739	1,127	3.18%	143,961	1,614	4.46%
Other borrowings	15,401	136	3.50%	26,620	168	2.51%

Total interest-bearing liabilities	267,616	1,793	2.66%	212,664	2,022	3.78%

Noninterest-bearing liabilities	36,178			28,631
Stockholders’ equity	16,846			18,506
Total liabilities and
stockholders’ equity	$320,640			$259,801

Net interest income before
provision for loan losses		$1,630			$1,730

Interest-rate spread			2.00%			2.54%
Net interest margin (1)			2.29%			3.00%
Ratio of average interest-earning assets
to average interest-bearing liabilities	111.98%			114.05%

  (1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Index

	For the Nine Months Ended September 30,
	2009			2008
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$207,569	$9,335	6.01%	$202,258	$10,303	6.80%
Investment securities and
interest-bearing deposits (1)	62,232	988	2.77%	38,031	1,283	5.58%
Other interest-earning assets	735	1	0.18%	1,414	28	2.65%

Total interest-earning assets (1)	270,536	10,324	5.25%	241,703	11,614	6.59%

Noninterest-earning assets	22,758			17,063

Total assets	$293,294			$258,766

Interest-bearing liabilities:
Demand, money market
and NOW deposits	$79,837	1,080	1.81%	$40,026	769	2.57%
Savings	2,912	22	1.01%	3,013	25	1.11%
Certificates of deposit	141,023	3,737	3.54%	146,818	5,186	4.72%
Other borrowings	15,982	397	3.32%	21,683	492	3.03%

Total interest-bearing liabilities	239,754	5,236	2.92%	211,540	6,472	4.09%

Noninterest-bearing liabilities	36,662			28,380
Stockholders’ equity	16,878			18,846
Total liabilities and
stockholders’ equity	$293,294			$258,766

Net interest income before
provision for loan losses		$5,088			$5,142

Interest-rate spread			2.33%			2.50%
Net interest margin (1)			2.66%			3.01%
Ratio of average interest-earning assets
to average interest-bearing liabilities	112.84%			114.26%

  (1) Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Index

Analysis of Changes in Net Interest Income

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of interest-earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for the three and nine months periods ended September 30, 2009, compared to the same periods in 2008.  For purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis (dollars in thousands):

	Three Months Ended September 30,
	2009 vs. 2008
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$(286)	$21	$3	$(262)
Investment securities and interest-bearing deposits	(334)	814	(539)	(59)
Other interest-earning assets	(8)	(8)	8	(8)
Total interest-earning assets	(628)	827	(528)	(329)

Interest-bearing liabilities:
Demand, money market and NOW deposits	(45)	415	(81)	289
Savings	1	-	-	1
Certificates of deposit	(464)	(36)	13	(487)
Other borrowings	66	(71)	(27)	(32)
Total interest-bearing liabilities	(442)	308	(95)	(229)

Net interest income	$(186)	$519	$(433)	$(100)

	Nine Months Ended September 30,
	2009 vs. 2008
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$(1,196)	$270	$(42)	$(968)
Investment securities and interest-bearing deposits	(800)	1,011	(506)	(295)
Other interest-earning assets	(26)	(13)	12	(27)
Total interest-earning assets	(2,022)	1,268	(536)	(1,290)

Interest-bearing liabilities:
Demand, money market and NOW deposits	(228)	766	(227)	311
Savings	(2)	(1)	-	(3)
Certificates of deposit	(1,297)	(205)	53	(1,449)
Other borrowings	47	(129)	(13)	(95)
Total interest-bearing liabilities	(1,480)	431	(187)	(1,236)

Net interest income	$(542)	$837	$(349)	$(54)

Comparison of Three Months Ended September 30, 2009 and 2008

Interest Income and Expense

Interest Income.  Interest income was $3,423,000 and $3,752,000 for the three months ended September 30, 2009 and 2008, respectively, a decline of $329,000, or 8.8%.  A decrease in yields on average interest-earning assets of 166 basis points was not offset by the increase in average earning assets of $57.1 million, or 23.6%.  Substantially all of the increase was due to higher levels of interest-bearing deposits that contributed to the steep decline in yields for investment securities and interest-bearing deposits of 377 basis points.  Average loans grew $1.3 million over 2008, or 0.6%.  The declining interest rate environment and the effect of increased nonaccrual loans, restructured loans, and other real estate owned contributed to lower yields on average loans of 5.90% versus 6.45%, a decline of 55 basis points.  Average loans, as a percentage of average interest-earning assets, decreased to 69.2% in the third quarter of 2009 as compared with 85.0% in 2008.  The percentage of average investment securities and interest-bearing deposits to total interest-earning assets rose to 30.8% in 2009 from 14.5% in 2008.

Index

Interest Expense.  Interest expense was $1,793,000 and $2,022,000 for the three months ended September 30, 2009 and 2008, respectively.  Our average cost of funds for interest-bearing liabilities decreased to 2.66% in 2009 compared with 3.78% over the same period in 2008, an overall decline of 112 basis points.  A shift in the mix of our interest-bearing deposits, along with decreases in the overall interest rates in our market area, contributed to the decrease in our cost of funds.  Certificates of deposit, with an average cost of funds of 3.18% in 2009 and 4.46% in 2008, represented 52.6% of our total interest-bearing liabilities in 2009 as compared with 67.7% in 2008.  The decline in average certificates of deposit and other interest-bearing liabilities were more than offset by increases in our interest-bearing demand deposits, with an average cost of funds of 1.91% in 2009 and 2.37% in 2008, representing 40.6% of our total interest-bearing liabilities in 2009 as compared with 18.4% in 2008.

With the recent changes in FDIC-insured levels for certain deposits, we have seen a shift from customer repurchase agreements (short-term other borrowings) into interest-bearing demand deposits.  For the third quarter of 2009, we had no customer repurchase agreements versus $11.1 million in the same period of 2008.  At September 30, 2009, we had $200,000 in federal funds purchased versus none at September 30, 2008.

Net Interest Income before Provision for Loan Losses.  Net interest income before provision for loan losses was $1,630,000 and $1,730,000 for the three months ended September 30, 2009 and 2008, respectively.  The net interest margin for the third quarter of 2009 was 2.29% versus 3.00% in 2008, which reflected our decision to invest the additional core deposits obtained in 2009 into lower-yielding interest-bearing deposits.  We temporarily invested these funds in interest-bearing deposits to improve our overall liquidity position, as mentioned earlier.

Provision for Loan Losses

We recorded provisions for loan losses totaling $3,312,000 and $1,735,000 for the three months ended September 30, 2009 and 2008, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio.  During the third quarter of 2009, we replenished our reserves to 2.00% of outstanding loans after recognizing net charge-offs of $3.4 million.  Two loans accounted for 94% of the charge-offs in the quarter, with costs to repair construction-related damage in one multi-family real estate project estimated at $1.2 million.  We will aggressively pursue claims against the builder and the insurance company; however, we cannot predict the extent of any recoveries.  Therefore, we charged-down the loan for those estimated costs.

Noninterest Income and Expenses

Noninterest Income.  Total noninterest income decreased by $69,000, or 23.3% for the three months ended September 30, 2009, to $227,000 compared with $296,000 for the same period in 2008.  The third quarter of 2009 versus 2008 included reduction in other fee income of $31,000, or 86.1%, lower dividends of $9,000, and losses on sale of other real estate owned of $20,000.

Noninterest Expenses.  Management has taken steps to reduce noninterest expenses in areas in which it can without significantly affecting the safety and soundness of our banking operations.  Salaries and employee benefits decreased $79,000, or 10.1%, in the third quarter of 2009 over 2008.  Expenses of bank premises and fixed assets decreased $19,000, or 6.8%.  Director fees have been eliminated and advertising reduced.  Other components of noninterest expenses increased $528,000, or 70.9%.  The more significant increases were:

•	Higher legal and audit expenses of $35,000;
•	Increases in other real estate owned expenses of $174,000; and
•	Increases in FDIC assessments of $358,000.

Benefit for Income Taxes.  The effective tax rates differ from the federal and state statutory rates of 37.6% principally due to nontaxable investment income.  Tax-exempt income was $165,000 for the third quarter of 2009 as compared with $167,000 in 2008.

Index

An income tax summary follows (dollars in thousands):

	Three Months Ended September 30,
	2009	2008

Book loss before income tax benefit	$(3,696)	$(1,520)
Nontaxable interest income, net	(165)	(167)
Realization of net operating losses and other, net	(80)	(123)
Taxable loss	(3,941)	(1,810)
Tax rate	37.6%	37.6%
Benefit for income taxes	$(1,482)	$(681)
Effective rate	40.1%	44.8%

Comparison of Nine Months Ended September 30, 2009 and 2008

Interest Income and Expense

Interest Income.  Interest income was $10,324,000 and $11,614,000 for the nine months ended September 30, 2009 and 2008, respectively, a decline of $1,290,000, or 11.1%.  A decrease in yields on average interest-earning assets of 134 basis points was not offset by the increase in average earning assets of $28.8 million, or 11.9%.  Substantially all of the increase was due to higher levels of interest-bearing deposits that contributed to the steep decline in yields for investment securities and interest-bearing deposits of 281 basis points.  Average loans grew by $5.3 million over 2008, or 2.6%.  The declining interest rate environment and the effect of increased nonaccrual loans, restructured loans, and other real estate owned contributed to lower yields on average loans of 6.01% versus 6.80%, a decline of 79 basis points.  Average loans, as a percentage of average interest-earning assets, decreased to 76.7% in the first nine months of 2009 as compared with 83.7% in 2008.

We saw a shift in the percentage of average investment securities and interest-bearing deposits to total interest-earning assets to 23.0% in 2009 from 15.7% in 2008.

Interest Expense.  Interest expense was $5,236,000 and $6,472,000 for the nine months ended September 30, 2009 and 2008, respectively.  Our average cost of funds for interest-bearing liabilities decreased to 2.92% in 2009 compared with 4.09% over the same period in 2008, an overall decline of 117 basis points.  A shift in the mix of our interest-bearing deposits, along with decreases in the overall interest rates in our market area, contributed to the decrease in our cost of funds.  Certificates of deposit, with an average cost of funds of 3.54% in 2009 and 4.72% in 2008, represented 58.8% of our total interest-bearing liabilities in 2009 as compared with 69.4% in 2008.  The decline in average certificates of deposit and other interest-bearing liabilities were more than offset by increases in our interest-bearing demand deposits, with an average cost of funds of 1.81% in 2009 and 2.57% in 2008, representing 33.3% of our total interest-bearing liabilities in 2009 as compared with 18.9% in 2008.

With the recent changes in FDIC-insured levels for certain deposits, we have seen a shift from customer repurchase agreements (short-term other borrowings) into interest-bearing demand deposits.  For 2009, we had no customer repurchase agreements versus $11.6 million in 2008.  At September 30, 2009, we had $200,000 in federal funds purchased versus none at September 30, 2008.

Net Interest Income before Provision for Loan Losses.  Net interest income before provision for loan losses was $5,088,000 and $5,142,000 for the nine months ended September 30, 2009 and 2008, respectively.  The net interest margin for the first nine months of 2009 was 2.66% versus 3.01% in 2008, which reflected our decision to invest the additional core deposits obtained in 2009 into lower yielding interest-bearing deposits.  We temporarily invested these funds in interest-bearing deposits to improve our overall liquidity position, as mentioned above.

Provision for Loan Losses

We recorded provisions for loan losses totaling $3,679,000 and $2,620,000 for the nine months ended September 30, 2009 and 2008, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio.  As mentioned earlier, we recorded charge-offs in the third quarter of 2009 related to two loans.  Prior to that, our provision for loan losses was beginning to stabilize.  We currently are maintaining our reserves at 2.00% of outstanding loans based on our assessment of risks in our loan portfolio.

Index

Noninterest Income and Expenses

Noninterest Income.  Total noninterest income decreased by $297,000, or 34.8% for the nine months ended September 30, 2009, to $556,000 compared with $853,000 for the same period in 2008.  During the first nine months of 2009, gains on securities of $56,000 were offset by net losses of $81,000 on the sale of other real estate owned and $12,000 on repossessed assets.  Also, we reported a write-down of $179,000 of our investment in Silverton Bank following the bank closure by federal regulators on May 1, 2009.  The nine months ended September 30, 2009, versus the same period in 2008, also included reductions in other fee income of $46,000, or 38.0%, and lower dividends of $26,000.

Noninterest Expenses.  Management has taken steps to reduce noninterest expenses in areas in which it can without significantly affecting the safety and soundness of our banking operations.  Salaries and employee benefits decreased $212,000, or 9.0%, in the first nine months of 2009 over 2008.  Expenses of bank premises and fixed assets decreased $46,000, or 5.6%, and we eliminated director fees and reduced advertising.  Other components of noninterest expenses increased $840,000, or 38.1%.  The more significant increases were:

•	Higher legal and audit expenses of $39,000;
•	Increases in pension expense of $14,000;
•	Increases in other real estate owned expenses of $181,000; and
•	Increases in FDIC assessments of $611,000.

Benefit for Income Taxes.  The effective tax rates differ from the federal and state statutory rates of 37.6% principally due to nontaxable investment income.  Tax-exempt income was $501,000 for the first nine months of 2009 as compared with $506,000 in 2008.

An income tax summary follows (dollars in thousands):

	Nine Months Ended September 30,
	2009	2008

Book loss before income tax benefit	$(4,007)	$(2,015)
Nontaxable interest income, net	(501)	(506)
Realization of net operating losses and other, net	(253)	(194)
Taxable loss	(4,761)	(2,715)
Tax rate	37.6%	37.6%
Benefit for income taxes	$(1,790)	$(1,021)
Effective rate	44.7%	50.7%

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

Index

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

Periodically, we are parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our operations.  We do not believe that there are any pending or threatened proceedings against us, which, if determined adversely, would have a material effect on our consolidated financial position, except as noted below.

On October 26, 2009, the FDIC instituted a Notice of Charges and of Hearing (“Notice”) against the Bank.  The Notice alleges that the Bank has engaged in unsafe and unsound banking practices and seeks the imposition of an Order to Cease and Desist (“Order”) against the Bank.  The Bank disputes many of the Notice’s allegations and intends to vigorously defend itself against the entry of an Order.  The Bank is also currently engaged in discussions with the FDIC with the goal of seeking entry of an alternative formal enforcement action with terms acceptable to the Bank.  We can offer no assurances as to the success of these negotiations or of the Bank’s defense.

We believe that the Bank, as compared to those Florida and Georgia-based institutions which are currently operating under Orders to Cease and Desist, does not warrant the imposition of the Order.  If the Bank can not reach an acceptable compromise with the FDIC, the Bank will vigorously defend itself against the allegations contained in the Notice and expects that a hearing as to those allegations and an adjudication as to whether the Order will be entered will not occur until mid-2010.

In the Notice, the FDIC alleges that the Bank engaged in the following practices which the FDIC considers to be unsafe and unsound:

•	extending loans with imprudent interest reserves or interest-only periods or insufficient collateral requirements or retention;
•	having an excessive volume of adversely classified assets and concentration of commercial real estate (“CRE”) loans;
•	maintaining insufficient capital levels and an allowance for loan and lease losses (“ALLL”);
•	utilizing an imprudent and excessive level of non-core funding and not properly managing or monitoring its liquidity position;
•	not properly conducting or monitoring its asset-liability management practices;
•	not effectively monitoring or managing its interest rate risk;
•	calculating its ALLL losses in a manner in contravention of regulatory policy; and
•	not following regulatory guidance with respect to CRE lending and liquidity management.

If the FDIC is successful and the proposed Order is issued against the Bank, the Order will require that the Bank:

•	increase Board of Director oversight of operations, education, and training;
•	evaluate the Bank’s management;
•	obtain regulatory non-objection to the appointment of any new executive officer or director;
•	achieve and maintain a Tier 1 Leverage Capital Ratio of not less than 8% and a Total Risk Based Capital Ratio of not less than 11.5%, as well as a fully-funded ALLL;
•	not accept, renew or roll-over brokered deposits without a waiver from the FDIC and not pay above-market interest rates on deposits;
•	not pay any cash dividends;
•	reduce exposure to all lending relationships in excess of $400,000 that are classified as substandard;
•	reduce the ratio of substandard loans to Tier 1 capital plus the ALLL to: 100% within 90 days; 80% within 180 days; 60% within 270 days; and 40% within 360 days;
•	not extend credit to any borrower who has had a loan charged off or classified as loss or doubtful and that remains uncollected;

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

•
not extend credit to any borrower who has a loan classified as substandard and is uncollected, unless the Board determines that not extending such credit would be detrimental to the best interest of the Bank;

•	obtain an external loan review of all loans exceeding $400,000 and adopt and implement an effective loan review grading system;
•	revise and implement a lending, underwriting and collection policy, including strict controls and limits on the use of interest reserves;
•	perform a risk segmentation analysis with respect to its concentrations of credit and develop a plan to reduce any concentration, including CRE, which the regulators determine to be undue; and
•	develop and adopt a detailed and comprehensive budget and strategic business plan.

Additionally, we have been informed by the Federal Reserve Bank of Atlanta (“Federal Reserve”) that it intends to also seek a formal enforcement action against the Company, but we have not been advised as to the form or ultimate substance of the action.  We expect any such action to seek restrictions against us decreasing our capital through dividends, stock repurchases or otherwise.  Not knowing what the proposed formal action will entail, we have not been able to determine if we will stipulate to the action or exercise our right to a hearing.

Item 1A.	Risk Factors

The following risks could materially affect our business, results of operations or financial condition and the trading price of our common stock.  The risks that we have highlighted here are not the only ones that we face.  For example, additional risks presently unknown to us or that we currently consider immaterial or unlikely could be material or could occur.

If issued, the Order will significantly limit our ability to implement our business strategy.

If the Order is issued, a significant amount of our managerial resources will be required to be focused on compliance therewith and not on seeking new, profitable business.  The Order would also contain limits on certain lending and deposit gathering activities.  Therefore, the Order could significantly and adversely affect our results of operations and financial performance.

The Notice, the Order or both may cause reputational harm to the Bank and discourage current or prospective customers from banking with us.

Current and potential customers in our market area may view the Notice or the Order as being representative of riskiness in banking with us.  If current or potential customers choose not to do business with us because of a perceived belief of the Bank not being in a safe and sound condition, we may have an increased cost of funds because we may need to pay more for deposits to attract customers and may lose deposit accounts if customers do not feel comfortable placing their deposits with us.  Our competitors may also try to use the fact that the FDIC has issued the Notice and seeks entry of the Order to obtain the business of customers who might otherwise have banked with us.  In addition, litigating the entry of the Order will be expensive and will consume significant amounts of time of our executive officers.  Any of these results could adversely and significantly affect our financial performance and results of operations.

The Federal Reserve Bank of Atlanta intends to seek a formal action against ATBC.

The Federal Reserve Bank of Atlanta has indicated that it intends to seek a formal enforcement action against us at the holding company level.  Any such action will prohibit us from paying dividends, without the approval of the Federal Reserve Bank of Atlanta.  It is unclear what the form or subject matter of such an action will be.  We expect, however, that any such action will contain prohibitions on the payment of dividends, the repurchase of securities and all other actions that could result in a reduction of capital (other than normal operating expenses).  It is also possible that such an action could contain requirements as to maintaining certain capital levels or other operational restrictions.  Depending on the form of the action and the nature of the proposed restrictions, we may elect to stipulate to the entry of the action or exercise our right to a hearing.  If we choose to exercise our right to a hearing, the results of such litigation will be uncertain and the expense of, and time needed of our executive officers to participate in, litigation could be significant.

Index
ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

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

Atlantic BancGroup, Inc.

Date: November 23, 2009	/s/ Barry W. Chandler
Barry W. Chandler
President and Principal Executive Officer

Date: November 23, 2009	/s/ David L. Young
David L. Young
Executive Vice President,
Principal Financial Officer, and
Corporate Secretary