Form 10-K
period 2009-12-31
ATLANTIC BANCGROUP INC
filed 2010-04-15
CIK 1087790

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2009

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
YES [   ]   NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
YES [   ]   NO [X]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]   NO [X]

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2009:  $5,268,979.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the registrant’s common stock as of March 31, 2010:  1,247,516.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits as noted in Part IV, Item 15, of the Annual Report on Form 10-K are incorporated by reference.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

Atlantic BancGroup, Inc., and our wholly-owned banking subsidiary, Oceanside Bank, may from time to time make written or oral statements, including statements contained in this report that may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  The words “expect,” “anticipate,” “intend,” “consider,” “plan,” “believe,” “seek,” “should,” “estimate,” and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements.  These statements should be considered subject to various risks and uncertainties.  Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors.  Such factors are described below and include, without limitation:

•	Losses in our loan portfolio are greater than estimated or expected;
•	Unanticipated deterioration in the financial condition of borrowers may result in significant increases in loan losses and provisions for those losses;
•
If real estate values in our target markets continue to decline, our loan portfolio could become impaired and losses from loan defaults may exceed our allowance for loan and lease losses established for that purpose;

•
Economic conditions affecting real estate values and transactions in Atlantic’s market and/or general economic conditions, either nationally or regionally, that are less favorable or take longer to recover than expected;

•	An inability to raise additional capital on terms and conditions that are satisfactory;
•	The impact of current economic conditions and the impact of our results of operations on our ability to borrow additional funds to meet our liquidity needs;
•	Changes in the interest rate environment which expand or reduce margins or adversely affect critical estimates as applied and projected returns on investments and fair values of assets;
•	Deposit attrition, customer loss or revenue loss in the ordinary course of business;
•	Increased competition with other financial institutions may affect our results of operations and liquidity;
•	If our securities portfolio fails to perform, our securities may lose value;
•	Changes in the legislative and regulatory environment may increase the cost of operations or limit our growth;
•	Our common stock is not an insured bank deposit and is subject to market risk;
•	Although publicly traded, our common stock has substantially less liquidity than the average trading market for a stock quoted on the NASDAQ Capital Market, and our stock price can be volatile;
•	The inability of Atlantic to realize elements of its strategic and operating plans for 2010 and beyond;
•	Natural disasters in Atlantic’s primary market areas result in prolonged business disruption or materially impair the value of collateral securing loans;
•	Management’s assumptions and estimates underlying critical accounting policies prove to be inadequate or materially incorrect or are not borne out by subsequent events;
•	The impact of recent and future federal and state regulatory changes;
•	Current or future litigation, regulatory investigations, proceedings or inquiries;
•	Strategies to manage interest rate risk may yield results other than those anticipated;
•	A significant rate of inflation (deflation);
•	Unanticipated litigation or claims;
•	Changes in the securities markets;
•	Acts of terrorism or war; and
•
Details of the Emergency Economic Stabilization Act of 2008; the American Recovery and Reinvestment Act of 2009; the Hiring Incentives to Restore Employment Act; the Worker, Homeownership, and Business Assistance Act of 2009; and other recent tax acts; and various announced and unannounced programs and regulations from Congress, the U.S. Treasury Department, and bank regulators to address capital and liquidity concerns in the banking system, are still being implemented or finalized and may have a significant effect on the financial services industry and Atlantic.

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

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Atlantic,” “Holding Company,” or “Oceanside” as used herein refer collectively to Atlantic BancGroup, Inc. and our subsidiary Oceanside Bank, which we sometimes refer to as “Oceanside,” “our bank subsidiary,” or “our bank.”  References herein to the fiscal years 2007, 2008, and 2009 mean our fiscal years ended December 31, 2007, 2008, and 2009, respectively.

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

Oceanside Bank. Oceanside opened July 21, 1997, and operates as a Florida state-chartered community bank within our assessment area.  Oceanside provides general commercial banking services to businesses and individuals.  The principal business of Oceanside is to receive demand and time deposits from the public and to make loans and other investments.  Oceanside operates from a main office located at 1315 South Third Street, Jacksonville Beach, Florida, and three branch offices that are located at 560 Atlantic Boulevard, Neptune Beach, Florida; 13799 Beach Boulevard, Jacksonville, Florida; and 1790 Kernan Boulevard South, Jacksonville, Florida.  In 2008, Oceanside formed and began operating a subsidiary, S. Pt. Properties, Inc., for the sole purpose of managing a single real estate property acquired through foreclosure.  In 2009, Oceanside formed and began operating two subsidiaries, Parman Place, Inc. and East Arlington, Inc., for the sole purpose of each managing a single real estate property acquired through foreclosure.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of any regulatory action, which would affect our ability to continue as a going concern.

In its report dated April 15, 2010, our independent registered public accounting firm stated that our net losses raise substantial doubts about our ability to continue as a going concern.  In that firm’s opinion, our ability to continue as a going concern is in doubt as a result of the continued deterioration of our loan portfolio and is subject to our ability to service our existing loans in a manner that will return Atlantic to profitability or to identify and consummate a strategic transaction, including the potential sale of Atlantic.  If we are not able to successfully accomplish such actions, it is possible that our subsidiary bank may fail and be placed into receivership with the FDIC.

Our Board of Directors is actively considering strategic alternatives, including a capital infusion.  We can give no assurance that we will identify an alternative that allows our stockholders to realize an increase in the value of Atlantic’s stock.  We also can give no assurance that a transaction or other strategic alternative, once identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price.  In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to our current stockholders and could adversely affect the price of our common stock.  If we are unable to return to profitability and if we are unable to identify and execute a viable strategic alternative, we may be unable to continue as a going concern.

Although the proceeds from any capital infusion is expected to provide sufficient support for our continued operation as a going concern, such capital may prove to be insufficient due to the possible continued decline of the loan portfolio or other losses.

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

Oceanside has defined its assessment (or trade) area based on various factors, including its size, banking offices, geographic boundaries, lending expertise, management, and competition.  Oceanside draws most of our customer deposits and conducts a significant portion of our lending transactions from and within our assessment area.  The assessment area is bounded to the West by SR 9A and East of the southern portion of US 1 in Duval County; to the South by the Duval County Line and North of Palm Valley Road in St. Johns County; to the North by the St. Johns River in Duval County; and to the East by the Atlantic Ocean.  Duval and St. Johns Counties enjoy an abundant and educated work force, an attractive business environment, favorable cost-of-living comparisons to other metropolitan areas in the United States, and a good relationship between the private and public sectors.

In general, commercial real estate in the assessment area consists of small shopping centers and office buildings.  The type of residential real estate within our assessment area varies, with a number of condominiums, townhouses, and single-family housing developments dispersed throughout the area.  New residential growth consists primarily of working professionals with families.

We believe that our assessment area has been a desirable market in which to operate an independent, locally-owned bank.  Furthermore, since we have a large base of local shareholders and communicate frequently with our shareholders, additional opportunities exist for marketing that might not be found with other financial institutions in our assessment area.  Our broad base of shareholders from the Beaches and surrounding areas of Jacksonville, and the historically favorable economic environment of our assessment area, should provide us with the opportunity to gain market share.

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

Our principal strategy is to:

•	expand our commercial and small business customer base within our assessment area,
•	make commercial and consumer loans within our assessment area, as well as throughout Duval County and the surrounding counties, and
•	expand our consumer loan base within our assessment area.

Our belief is that the most profitable deposit relationships are characterized by high deposit balances, low frequency of transactions, and low distribution requirements.  Being a community bank with local management, we are well-positioned to establish these relationships with smaller commercial customers and households.

Our sources of funds for loans and other investments include demand, time, savings, and other deposits, amortization and repayment of loans, sales to other lenders or institutions of loans or participations in loans, and other borrowings.  Our principal sources of income are interest and fees collected on loans, and to a lesser extent, interest and dividends collected on other investments. Our principal expenses are interest paid on savings and other deposits, interest paid on other borrowings, employee compensation, office expenses, and other overhead and operational expenses.  We offer several deposit accounts, including demand deposit accounts, negotiable order of withdrawal accounts (“NOW” accounts), money market accounts, savings accounts, certificates of deposit, and various retirement accounts.  During 2007 and 2008, we also obtained funds from customer repurchase agreements that have been classified as other borrowings and brokered deposits that have been classified as other time deposits.  After the implementation of regulatory programs in 2008, we discontinued offering customer repurchase agreements in 2009.

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

Lending Activities

Overview.  We offer a wide range of loans to individuals and small businesses and other organizations that are located, or conduct a substantial portion of their business, in our assessment area.  At December 31, 2009, our consolidated total loans were $194.2 million, or 65.3%, of our total consolidated assets.  The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.  We have no foreign loans or loans for highly-leveraged transactions.

Our loan portfolio is concentrated in three major areas: real estate loans, commercial loans, and consumer and other loans.  A majority of our loans are made on a secured basis.  As of December 31, 2009, approximately 93% of our total loan portfolio consisted of loans secured by mortgages on real estate.  Of the total loans secured by mortgages on real estate, approximately 50% are secured by nonfarm nonresidential properties (commercial real estate) and 17% are construction, land development, and other land loans, secured by real estate.  The remaining 33% are secured by 1-4 family and multifamily residential properties.  Commercial loans not secured by real estate amounted to approximately 5% of our total loan portfolio as of December 31, 2009.  Consumer and other loans represent approximately 2% of our total loan portfolio at December 31, 2009.

During 2008 and 2007, we brokered loans totaling $11.6 million and $7.6 million, respectively, which were closed by the correspondent mortgage lenders.  We recorded brokering fees of $17,000 and $69,000 in 2008 and 2007, respectively.  During 2009, we did not broker any mortgage loans or record any brokering fees for such activities.  Our ability to solicit, process, and broker residential mortgage loans is highly dependent on the general economy and interest rate environment, the health of the residential real estate market, and competition from other local and national mortgage bankers and brokers.

General.  We originate loans primarily for investment purposes.  Significant segments of our loan portfolio are one- to four- family residential real estate loans, commercial real estate loans, including nonresidential real estate, construction and development loans, and commercial and industrial loans.

The following summarizes our general policies and procedures; however, each loan is underwritten separately following lending standards consistent with community banking practices.  In cases where we make exceptions to our policies and procedures (or regulatory guidance), we notate such exceptions in our underwriting documentation for consideration in the approval process or, if required by regulations, we monitor and report to our directors.  Also, when making references to rates, terms, and other ratios, some loans may differ; however, we believe those differences are immaterial.

One- to Four-Family Residential Real Estate Loans.  We offer mortgage loans to enable borrowers to purchase or refinance existing homes, most of which serve as the primary residence of the borrower.  We offer fixed-rate and adjustable-rate loans with terms up to 30 years.  Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period interest rates and loan fees for adjustable-rate loans.  The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  The loan fees, interest rates, and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria, competitive market conditions, and regulatory constraints.  Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys, and builders.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan.  Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans.  Additionally, our current practice is to hold in our portfolio fixed-rate home equity lines of credit and home equity loans with 10-year terms or less and adjustable-rate loans.

Interest rates and payments on our adjustable-rate mortgage loans generally adjust annually after an initial fixed period that ranges from 3 to 5 years.  Interest rates and payments on these adjustable-rate loans are based on published indices such as the one-year constant maturity Treasury index as published by the Federal Reserve in Statistical Release H.15.  The maximum amount by which the interest rate may be increased is two percentage points per adjustment period and the lifetime interest rate cap is six percentage points over the initial interest rate of the loan.  Our adjustable-rate residential mortgage loans provide for a decrease in the rate paid below the initial contract rate.

Our policy is to not originate conventional loans with loan-to-value ratios exceeding 90%.  All purchase money loans secured by one-to-four family residential property require a formal appraisal by a Board-approved licensed appraiser.  We obtain title insurance on all first mortgage loans.  Borrowers must obtain hazard insurance, windstorm insurance, and flood insurance for loans on properties located in a flood zone, before closing the loan.

Nonresidential Real Estate and Land Loans.  We offer adjustable-rate mortgage loans secured by nonresidential real estate such as commercial buildings.  These loans are typically repaid or the term is extended before maturity, in which case a new rate is negotiated to meet market conditions and an extension of the loan is executed for a new term with a new amortization schedule.  We originate adjustable-rate nonresidential real estate loans with terms up to 25 years.  Interest rates and payments on most of these loans typically adjust annually after an initial fixed term of three to seven years.  Interest rates and payments on these loans are based on published indices such as the prime interest rate.  Loans are secured by first mortgages that do not exceed 80% of the property’s appraised value (65% for vacant land loans and 75% for horizontally-developed land loans), the maximum amount of which is limited by our in-house loans to one borrower limit.  When the borrower is a corporation, partnership or other entity, our policy is that significant equity holders serve as co-borrowers or as personal guarantors of the loan.

We also originate loans secured by unimproved property, including lots for single family homes and for mobile homes, raw land, and vacant commercial property.  The terms and rates of our land loans are the same as our nonresidential and multi-family real estate loans.  Loans secured by undeveloped land or improved lots typically involve greater risks than residential mortgage lending because land loans are more difficult to evaluate.  If the estimate of value proves to be inaccurate, in the event of default and foreclosure, we may be confronted with a property the value of which is insufficient to assure full repayment.  Loan amounts generally do not exceed 65% of the lesser of the appraised value or purchase price for raw land and 75% for land development and vacant horizontally developed land.

Construction Loans.  We originate fixed-rate and adjustable-rate loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings.  We also make construction loans for commercial development projects, including apartment buildings, restaurants, shopping centers, and owner-occupied properties used for businesses.  Our construction loans provide for the payment of interest only during the construction phase, which is usually 9-12 months for residential properties and 12-18 months for commercial properties.  At the end of the construction phase, the loan converts to a permanent mortgage loan.  Loans can be made with a maximum as built loan to value ratio of 85% on residential construction and 80% on commercial construction at the time the loan is originated.  Before making a commitment to fund a construction loan, we require an as built appraisal of the property by an independent licensed appraiser.  We also will require an independent inspection of the property before disbursement of funds during the term of the construction loan.

Commercial Loans.  We occasionally make commercial business loans to professionals, sole proprietorships, and small businesses in our market area.  We extend commercial business loans on an unsecured basis and secured basis, the maximum amount of which is limited by our in-house loans to one borrower limit.

We originate secured and unsecured commercial lines of credit to finance the working capital needs of businesses to be repaid by seasonal cash flows.  Commercial lines of credit secured by nonresidential real estate are adjustable-rate loans whose rates are based on the prime interest rate and adjust daily.  Commercial lines of credit secured by nonresidential real estate have terms no greater than 1-2 years and a maximum loan-to-value ratio of 85% of the pledged collateral when the collateral is commercial real estate.  We also originate commercial lines of credit secured by marketable securities and business assets and unsecured lines of credit.  These lines of credit, as well as certain commercial lines of credit secured by nonresidential real estate, require that only interest be paid on a monthly or quarterly basis and have a maximum term of no greater than 1-2 years.

We also originate secured and unsecured commercial loans.  Secured commercial loans are collateralized by nonresidential real estate, marketable securities, accounts receivable, inventory, industrial/commercial machinery and equipment and furniture and fixtures.  We originate both fixed-rate and adjustable-rate commercial loans with terms up to 25 years for secured loans and up to three years for unsecured loans.  Adjustable-rate loans are based on prime and adjust annually.  Where the borrower is a corporation, partnership or other entity, our policy is to require significant equity holders to be co-borrowers, and in cases where they are not co-borrowers, we require personal guarantees.

When making commercial business loans, we consider the financial statements and/or tax returns of the borrower, the borrower’s payment history of both corporate and personal debt, the debt service capabilities of the borrower, the projected cash flows of the business, the viability of the industry in which the customer operates, and the value of the collateral.

Higher Risk Loans. Certain types of loans, such as option ARM products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans (which are associated with construction and development loans), subprime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  We have not engaged in the practice of lending in the subprime market or offering loans with initial teaser rates and option ARM products.

Loan Underwriting Risks

Oceanside Bank lending policies reflect the level of risk acceptable to our Board of Directors and management, and provide clear and measurable underwriting standards that enable our lending staff to evaluate all relevant credit factors.  To ensure that policies and standards remain safe and sound, we consider both internal and external factors, such as its market position, historical experience, present and prospective trade area, probable future loan and funding trends, staff capabilities, and technological resources.  Consistent with bank regulatory real estate lending guidelines, our CRE (or commercial real estate) lending policies address the following underwriting standards:

·	Maximum loan amount by type of property
·	Loan terms
·	Pricing structures
·	Collateral valuation
·	Loan-to-value (LTV) limits by property types
·	Requirements for sensitivity analysis or stress testing
·	Minimum requirements for initial investment and maintenance of hard equity by the borrower
·	Minimum standards for borrower net worth, property cash flow and debt service coverage for the property

Residential Single-Family Adjustable-Rate Loans.  While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults.  The marketability of the underlying property also may be adversely affected in a high interest rate environment.  In addition, although adjustable-rate mortgage loans help make our loan portfolio more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.  We underwrite adjustable-rate mortgages at fully indexed rates.

Multi-Family and Nonresidential Real Estate (including Land Loans).  Loans secured by multi-family and nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in multi-family and nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties securing loans over $500,000, we require borrowers and significant loan guarantors of loan relationships to provide annual financial statements and/or tax returns.  In reaching a decision on whether to make a multi-family and nonresidential real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history, and profitability and the value of the underlying property.  Our underwriting guidelines state that the properties securing these real estate loans should have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.20x.  Environmental surveys and inspections are obtained when circumstances suggest the possibility of the presence of hazardous materials, and are required for loans of $750,000 or more.

To monitor cash flows on loan participations, we require the lead lender to provide us with annual financial statements from the borrower.  We also conduct an annual internal loan review for loan participations.

Construction Loans. Construction financing is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building.  If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment.  If we are forced to foreclose on a building before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

Commercial Loans.  Unlike residential mortgage loans, which typically are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business.  As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.  Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Loan Originations, Purchases, and Sales.  Loan originations come from a number of sources.  The primary sources of loan originations can be attributed to direct solicitation from our lending officers, existing customers, walk-in traffic, advertising, and referrals from customers and brokers.  We occasionally purchase participation interests in loans to supplement our origination efforts.

Loan Approval Procedures and Authority.  Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management.  In addition to establishing lending limits and loan authorities, our policies establish loan-to-value limits.  For example, real estate mortgage loans are subject to regulatory loan-to-value limits as follows:

REGULATORY LOAN-TO-VALUE LIMITS
LOAN CATEGORIES	LTV LIMIT
Raw Land
Land development and vacant horizontally developed land
Construction:
Commercial, multifamily, and other nonresidential
One-to-four family residential
Improved property
Owner-occupied one-to-four family and home equity
65% 75% 80% 85% 85% 89.9%

We may approve a loan that exceeds the stated loan to value limits.  Any such loan will be treated on a case-by-case basis.  The aggregate amount of all loans in excess of the loan to value ratios will not exceed 100 percent of total capital.  Additionally, within the aggregate limit, the total loans for all commercial, multifamily, and other properties that are not one-to-four family residential properties should not exceed 30 percent of total capital.

Underwriting Documentation. Our policies provide specific guidance covering the various types of loans and include documenting the borrower’s (and/or guarantor’s) experience, character, liquidity, competition, local market/economic trends, past performance, and projected cash flow to repay the debt.  Our validation requirements for documenting a borrower’s income and assets include obtaining tax returns, personal or business financial statements, and credit bureau reports.  If appropriate, we verify employment status and employment income.  We also make inquiries and perform cash flow analyses in our underwriting.

When prudent, we physically inspect the borrower’s business or property.  In addition, we obtain third party appraisals, internal valuations, environmental assessments, project economics, analysis of leases, and annual financial data.

Appraisal Policy.  We have a detailed policy covering the real estate appraisal process, including the selection of qualified appraisers, review of appraisal reports upon receipt, and complying with the federal regulatory standards that govern the minimum requirements for obtaining appraisals or evaluations.  When we renew a loan secured by real estate that is covered by the federal regulatory appraisal guidelines, we obtain a current evaluation or, if market conditions warrant, or if we advance new monies in excess of reasonable closing costs, an updated appraisal.

When we evaluate a collateral-dependent loan for impairment, we obtain updated appraisals or evaluations depending on the age of the last appraisal, volatility of the local market, and other factors.  If we can support the existing appraisal with a current comparable sales evaluation and tax assessment value, then we may continue to use the existing appraisal.  In developing an evaluation, we use discounts derived from our observation of market trends including declines in real estate values and increases in marketing time as well as conversations with local appraisers and real estate brokers.

Unless we are permitted by regulatory guidance to substitute an acceptable evaluation (with appropriate discounts considered) for a new or updated appraisal, our practice is to not use outdated appraisals in either the loan origination, loan renewal, or determination of the level of our allowance for loan losses.

Loan maturities. As previously mentioned, we must consider both the risk of early repayment of loans and the timing of contractual loan maturities, which is the risk that we would be unable to reinvest the proceeds from loan repayment at favorable rates (or net interest margin).

A significant portion of our loans matures within one year.  Many of the commercial, construction, and real estate development loans we originate are for 1-year to 3-year terms (and are historically renewed).  Since a substantial portion of loans are typically renewed at maturity, we expect the historical trend to continue.  In the event of an unusually high pay-off rate, we believe we have the ability to adjust our deposit rates to shrink our balance sheet if prudent.  Furthermore, as we seek to increase our risk-based capital ratios, one strategy that we intend to implement calls for reducing the total assets of Oceanside Bank.  To the extent certain loans maturing within the next 12 months do not renew, this will assist in achieving our goal of improving our risk-based capital ratios.

Junior liens and home equity lines of credit of $16.1 million were included in the total of $30.6 million of 1-4 family residential loans maturing in one year or less.  These loans are typically written for shorter terms (or renew annually). Also, we have shown $19.6 million of 1-4 family residential loans that reprice during 2010 and may refinance in the current rate environment and $3.1 million of nonaccrual loans.

We have $18.7 million in construction, land development, and other land loans that mature during 2010.  Despite the current market conditions, we believe that we have the ability to renew these loans in accordance with regulatory guidelines.

For those loans that we expect construction will be completed during 2010, we either have a take-out commitment to permanently finance from another lender, or we have approved the loan to hold in our portfolio.  For development loans where the project has stalled or is expected to continue past the current maturity date of the loan, we plan to renew the loan and whenever possible begin amortizing the loan.  This approach is generally permitted by regulatory guidelines and considered by our Board of Directors as a prudent strategy to recover our investment without forcing the borrower (or us) to liquidate the collateral in this unfavorable real estate environment.

Deposit Activities

Deposits are our major source of funds for loans and other investment activities.  At December 31, 2009, our regular savings, demand, NOW, and money market deposit accounts comprised approximately 52% of our consolidated total deposits.  Approximately 31% of our consolidated deposits at December 31, 2009, were certificates of deposit (or time deposits) of less than $100,000.  Time deposits of $100,000 and over made up approximately 17% of our consolidated total deposits at December 31, 2009.  Generally, our goal is to maintain the rates paid on our deposits at a competitive level.  Brokered deposits of $19.1 million, or approximately 7%, of consolidated total deposits at December 31, 2009, are included in time deposits of $100,000 or less.

Oceanside, following the filing of its December 31, 2009 call report, is not able to accept, renew, or roll over brokered deposits, or pay interest rates more than 75 basis points above prevailing market rates in our local markets or national rates released by the FDIC.  Oceanside no longer accepts new brokered deposits.  As a result of the rate restrictions, it is possible that we could experience a decrease in new deposits, and our existing customers may transfer their deposits to other institutions that are able to offer a higher interest rate, which could have a material adverse effect on our ability to continue as a going concern.  For a detail discussion of restrictions on rates and types of deposits placed on Oceanside in gathering and retaining deposits, see the following section, Supervision and Regulation.

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

Our total investment portfolio may be invested in U.S. Treasury and general obligations of its agencies and state, county, and municipal obligations because such securities generally represent a minimal investment risk.  Occasionally, we purchase certificates of deposits of national and state banks.  Under our policy, investments in certificates of deposits may not exceed $250,000 in any one institution (the current limit of FDIC insurance for deposit accounts).  CMOs are secured with Federal National Mortgage Association (“FNMA”) and General National Mortgage Association (“GNMA”) Residential mortgage pass-through securities and generally have a shorter life than the stated maturity.  We invest excess cash in an interest-bearing account at the Federal Reserve Bank of Atlanta.  Federal funds sold through approved correspondent banks are used as an alternative source for overnight investment of excess cash.

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

FDIC and Other Banking Regulations.  Our deposit accounts are insured by the Bank Insurance Fund (“BIF”) of the FDIC up to a maximum of $250,000 per insured depositor.  In addition, Oceanside is participating in the FDIC’s Transaction Account Guarantee Program (“TAGP”).  Under that program, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account through at least December 31, 2010.  Coverage under the TAGP is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.  The FDIC issues regulations, conducts periodic examinations, requires the filing of reports, and generally supervises the operations of its insured banks.  The approval of the FDIC is required prior to a merger or consolidation or the establishment or relocation of an office facility.  This supervision and regulation is intended primarily for protection of depositors and not stockholders.

The Federal Reserve and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers.  Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets.  Tier 2 capital consists of the general allowance for loan losses except for certain limitations.  An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital.  The regulatory minimum requirements set forth by the Consent Order discussed below were raised to 8% for the leverage ratio and 11% for the total risk-based capital ratio.  At December 31, 2009, Oceanside’s Tier 1 and total risk-based capital ratios were 6.40% and 7.68%, respectively.  Oceanside’s total risk-based capital ratio of 7.68% was 3.32% below the minimum required under the Consent Order and 0.32% under the threshold for adequately capitalized institutions.  Under current regulations, bank holding companies with consolidated assets under $500 million are not required to calculate and report risk-based capital ratios.

Bank holding companies and banks are also required to maintain capital at a minimum level based on average total assets, which is known as the leverage ratio.  The minimum requirement for the leverage ratio is 3%; however, all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum.  As noted above, the Consent Order requires a minimum leverage ratio of 8%.  At December 31, 2009, Oceanside’s leverage ratio was 4.06%, which was 3.94% less than its required 8.0% under the Consent Order.

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

Effective January 7, 2010, Oceanside, a wholly-owned subsidiary of Atlantic, entered into a Stipulation to the Issuance of a Consent Order (“Stipulation”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Florida Office of Financial Regulation (the “OFR”).  Pursuant to the Stipulation, Oceanside has consented, without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation, to the issuance of a Consent Order by the FDIC and the OFR, also effective as of January 7, 2010.

The Consent Order represents an agreement among Oceanside, the FDIC, and the OFR as to areas of Oceanside’s operations that warrant improvement and presents a plan for making those improvements.  The Consent Order imposes no fines or penalties on Oceanside.

Pursuant to the Consent Order, Oceanside’s Board of Directors is required to increase its participation in the affairs of Oceanside.  This participation shall include comprehensive, documented meetings to be held no less frequently than monthly.  Oceanside must also develop, submit for comment to the FDIC and the OFR, and approve a management plan for the purpose of providing qualified management for Oceanside.  Prior to the entry of the Consent Order, the Board conducted such meetings, but will now require more detailed management reports.  The Board is in the process of developing a management plan and evaluating the structure and composition of Oceanside’s current management.  The Board has also developed an education plan for itself.

During the life of the Consent Order, Oceanside shall not add any individual to Oceanside’s Board of Directors or employ any individual as a senior executive officer without the prior non-objection of the FDIC and the OFR.  Oceanside has been subject to this requirement since 2008; therefore, this requirement will have no affect on Oceanside’s operations.

Within 90 days of the effective date of the Consent Order and, thereafter, during the life of the Consent Order, Oceanside shall achieve and maintain a Tier 1 Leverage Capital Ratio of not less than 8% and a Total Risk Based Capital Ratio of not less than 11%.  In the event such ratios fall below such levels, Oceanside shall notify the FDIC and the OFR and shall increase capital in an amount sufficient to reach the required ratios within 90 days of such notice.  At December 31, 2009, Oceanside’s Tier 1 Leverage Capital Ratio was 4.06% and its Total Risk Based Capital Ratio was 7.68%.  We did not meet the April 7, 2010, deadline to raise additional capital as required by the Consent Order.  However, we are exploring strategic alternatives intended to result in attaining such capital ratios during 2010.

Oceanside shall also be required to maintain a fully funded Allowance for Loan and Lease Losses (“ALLL”), the adequacy of which shall be satisfactory to the FDIC and the OFR.  The Board of Directors shall review the adequacy of the ALLL and establish a comprehensive policy for determining the adequacy of the ALLL consistent with regulatory policies.  A deficiency in the ALLL shall be remedied in the calendar quarter it is discovered.  Oceanside’s policy for determining the adequacy of Oceanside’s ALLL and its implementation shall be satisfactory to the FDIC and OFR as determined at subsequent examinations and/or visitations.  Oceanside has always endeavored to maintain a fully funded, adequate ALLL.  Regulatory review of the ALLL has not always been consistent from examination/visitation to examination/visitation and has not always seemed to be in accordance with generally accepted accounting principles or written regulatory guidance or regulations, so Oceanside anticipates possibly being requested to make further adjustments to the ALLL depending on the affiliation (FDIC or OFR), identity, or attitudes of future examination or visitation staff.  As of the date of the Consent Order, Oceanside believes its ALLL is adequate.

Pursuant to the Consent Order, Oceanside must review, revise, and adopt its written liquidity, contingency funding, and funds management policy to provide effective guidance and control over Oceanside’s funds management activities.  Oceanside must also implement adequate models for managing liquidity; and, calculate monthly the liquidity and dependency ratios.  Oceanside has revised such policies and is refining its practices and procedures in these areas.  Oceanside expects that these actions will improve Oceanside’s liquidity, contingency funding, and funds management practices.

Throughout the life of the Consent Order, Oceanside shall not accept, renew, or rollover any brokered deposit, and comply with the restrictions on the effective yields on deposits exceeding national averages.  Oceanside has not accepted, renewed, or rolled over any brokered deposits since July 2009; therefore, that restriction is not expected to alter Oceanside’s current deposit gathering activities.  With respect to the yield limitations, it is possible that Oceanside could experience a decrease in deposit inflows, or the migration of current deposits to competitor institutions, if other institutions offer higher interest rates than those permitted to be offered by Oceanside.

While the Consent Order is in effect, Oceanside shall notify the FDIC and the OFR, at least, 60 days prior to undertaking asset growth in excess of 10% or more per annum or initiating material changes in asset or liability composition.  Oceanside anticipates no such changes.

While the Consent Order is in effect, Oceanside shall not declare or pay dividends, interest payments on subordinated debentures or any other form of payment representing a reduction in capital without the prior written approval of the FDIC and OFR.  Oceanside has not paid a dividend to Atlantic since April 2009, and Atlantic has not made any payments on its subordinated debt since June 2009.  Therefore, this restriction is not expected to affect Oceanside’s operations.

While the Consent Order remains in effect, Oceanside shall, within 30 days of the receipt of any official Report of Examination, eliminate from its books any remaining balance of any assets classified “Loss” and 50% percent of those classified “Doubtful”, unless otherwise approved in writing by the FDIC and the OFR.  Within 60 days from the effective date of the Consent Order, Oceanside shall formulate a plan, subject to approval by the FDIC and the OFR, to reduce Oceanside’s risk exposure in each asset, or relationship in excess of $500,000 classified “Substandard” by the FDIC in November 2008.  Oceanside had made such adjustments prior to entry of the Consent Order and has been attempting to reduce its risk exposure in all “Substandard” assets.  Therefore, these requirements are not expected to affect Oceanside’s operations.

Oceanside shall also reduce the aggregate balance of assets classified “Substandard” by the FDIC in November 2008, in accordance with the following schedule: (i) within 90 days to not more than 100% of Tier 1 capital plus the ALLL; (ii) within 180 days to not more than 85% of Tier 1 capital plus the ALLL; (iii) within 270 days to not more than 60% of Tier 1 capital plus the ALLL; and (iv) Within 360 days to not more than 50% of Tier 1 capital plus the ALLL.  Oceanside is on schedule to meet the first and second targeted goals.  Oceanside anticipates needing to increase its Tier 1 capital or successfully work out an appropriate amount of “Substandard” assets to meet the third and fourth targeted ratios.  Oceanside’s management is actively trying to reduce the amount of “Substandard” assets and Atlantic is exploring strategic alternatives intended to result in increasing Oceanside’s Tier 1 capital.

Beginning with the effective date of the Consent Order, Oceanside shall not extend any credit to, or for the benefit of, any borrower who has a loan that has been charged off or classified “Loss” or “Doubtful” and is uncollected.  Additionally, during the life of the Consent Order, Oceanside shall not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from Oceanside that has been classified “Substandard”, and is uncollected, unless Oceanside documents that such extension of credit is in Oceanside’s best interest.  Prior to, and following, the entry of the Consent Order, Oceanside had, and has, no intention of extending credit to such borrowers in violation of these requirement.  Accordingly, such requirement will not affect Oceanside’s operations.

Within 30 days from the effective date of the Consent Order, Oceanside will engage a loan review analyst who shall review all loans exceeding $500,000.  Oceanside has engaged an outside loan review analyst.  The results of its review are expected to assist Oceanside in working out classified assets and may result in positive or negative changes to certain loan classifications.

Within 60 days from the effective date of the Consent Order, Oceanside shall revise, adopt, and implement a written lending, underwriting, and collection policy to provide effective guidance and control over Oceanside’s lending function.  In addition, Oceanside shall obtain adequate and current documentation for all loans in Oceanside’s loan portfolio.  Within 30 days from the effective date of the Consent Order, the Board shall adopt and implement a policy limiting the use of loan interest reserves to certain types of loans.  Oceanside has consistently obtained adequate and current documentation for its loans.  Oceanside has developed the required policies, which are expected to assist management in improving the management of the relevant aspects of Oceanside’s operations.

Within 60 days from the effective date of the Consent Order, Oceanside shall perform a risk segmentation analysis with respect to the any other concentration deemed important by Oceanside.  The plan shall establish appropriate commercial real estate (“CRE”) lending risk limits and monitor concentrations of risk in relation to capital.  Oceanside is in the process of performing this analysis.  Based on the level of attention Oceanside has paid to its CRE lending program, including the cessation of CRE lending in January 2009, this analysis is not expected to have any impact on Oceanside’s operations.  It may, however, result in positive or negative changes to certain loan classifications.

Within 30 days from the effective date of the Consent Order, Oceanside shall formulate and fully implement a written plan and a comprehensive budget.  Within 60 days from the effective date of the Consent Order, Oceanside shall prepare and submit to the FDIC and the OFR for comment a business strategic plan covering the overall operation of Oceanside.  The Bank has prepared a strategic plan and budget and submitted them as required.  Since Oceanside has prepared a strategic plan and budget each year since opening, this requirement is not expected to change the nature of Oceanside’s operations.

Within 30 days of the end of each calendar quarter following the effective date of the Consent Order, Oceanside shall furnish written progress reports to the FDIC and the OFR detailing the form, manner, and results of any actions taken to secure compliance.  Oceanside will prepare and submit such reports.  This is expected to have minimal impact on Oceanside’s operations and financial results.

On March 26, 2010, Atlantic entered into a mutual agreement (“Written Agreement”) with the Federal Reserve Bank of Atlanta (the "Reserve Bank") to maintain the financial soundness of Atlantic so that Atlantic may serve as a source of strength to Oceanside.  Atlantic and the Reserve Bank agree as follows:

•
Atlantic shall not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation (the "Director") of the Board of Governors of the Federal Reserve System (the "Board of Governors").

•	Atlantic shall not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without the prior written approval of the Reserve Bank.

•
Atlantic and its nonbank subsidiary shall not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director.

•
Atlantic and any nonbank subsidiary shall not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the Reserve Bank. All requests for prior written approval shall contain, but not be limited to, a statement regarding the purpose of the debt, the terms of the debt, and the planned source(s) for debt repayment, and an analysis of the cash flow resources available to meet such debt repayment.

•	Atlantic shall not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank.
•
In appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, Atlantic shall comply with the notice provisions of section 32 of the FDI Act (12 U.S.C. § 1831i) and Subpart H of Regulation Y of the Board of Governors (12 C.F.R. §§ 225.71 et seq.).

•
Atlantic shall comply with the restrictions on indemnification and severance payments of section 18(k) of the FDI Act (12 U.S.C. § 1828(k)) and Part 359 of the Federal Deposit Insurance Corporation's regulations (12 C.F.R. Part 359).

•
Within 30 days after the end of each calendar quarter following the date of this Written Agreement, the board of directors shall submit to the Reserve Bank written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of this Written Agreement and the results thereof, and a parent company only balance sheet, income statement, and, as applicable, report of changes in stockholders' equity.

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

Temporary Liquidity Guarantee Program.  In order to promote financial stability in the economy, the FDIC adopted the Temporary Liquidity Guarantee Program (“TLGP”) on October 13, 2008.  Participation in the program is voluntary. However, once participation is elected, it can not be revoked.  We have chosen to participate in the Transaction Account Guarantee Program component of the TLGP.  Under the Transaction Account Guarantee Program, the FDIC will fully insure funds held in noninterest-bearing transaction accounts.  Noninterest-bearing transaction accounts are ones that do not accrue or pay interest and for which the institution does not require an advance notice of withdrawal.  Also covered are interest on lawyers’ trust accounts and negotiable order of withdrawal (NOW) accounts with interest rates lower than 50 basis points.  These revisions are effective through at least December 31, 2010.

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

Common Stock

We have 10,000,000 shares of our $0.01 par value common stock authorized.  As of March 31, 2010, there were 1,247,516 shares outstanding.  Holders of our common stock are entitled to one vote for each share held of record on all matters to be voted on by stockholders.  Upon liquidation, dissolution, or winding-up, holders of our common stock are entitled to receive pro rata all assets remaining legally available for distribution to shareholders.  The holders of common stock have no right to cumulate their votes in the election of directors.  The common stock has no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares.  All of the outstanding shares of common stock are fully paid and non-assessable.

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

Employees

At December 31, 2009, we had approximately 44 full-time employees and 3 part-time employees for a full-time employee equivalent of 45.  No significant changes in the number of our full-time employees are currently anticipated.  Because we believe that one of the primary deficiencies of large regional banks is the constant turnover of personnel and therefore the lack of continuing personal relationships with local customers, our goal is to maintain a competently trained staff of local bankers who have settled in the community on a permanent basis.  To maintain a skilled and knowledgeable staff, we allocate funds for continuing on-the-job and educational training, and employees are encouraged to enroll in various banking courses and other seminars to improve their overall knowledge of the banking business.

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

ITEM 1A.                   RISK FACTORS.

Not applicable.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.                      PROPERTIES.

On October 29, 1996, Oceanside purchased from an unaffiliated entity the two-story, 3,100 square-foot building at 1315 South Third Street, Jacksonville Beach, Florida, as our main office (“Main Office”).  The Main Office includes three inside teller stations, four drive-up teller windows, an automated teller machine, and on-site parking.  The Main Office is a former Barnett Bank branch office.  Oceanside purchased the real property for $850,000 and used a portion of the proceeds of the initial offering of Atlantic’s common stock to add 2,200 square feet to the facility.  Oceanside originally acquired the Main Office with funds drawn on a line of credit with Columbus Bank and Trust Company, which was repaid out of the proceeds of Atlantic’s initial offering.  Improvements totaling approximately $483,000, net of disposals, have been made through December 31, 2009.

On June 3, 1998, Oceanside purchased from SouthTrust Bank, N.A., a 1,968 square-foot building and real estate located at 560 Atlantic Boulevard, Neptune Beach, Florida.  This facility was formerly a branch office of SouthTrust Bank, N.A.  Oceanside purchased this building for $427,000 and, subsequently spent $105,000 on renovations and upgrades, net of disposals.  This facility includes two offices, three inside teller windows, general lobby space, three drive-up teller windows, an ATM, and on-site parking.  There is no outstanding mortgage loan on this property.

On September 27, 2000, Oceanside executed a lease for our third banking location, which opened in the third quarter of 2001. This branch is located at 13799 Beach Boulevard, Jacksonville, Florida.  The lease, which commenced upon execution, covers approximately 9,000 square feet. In addition to the branch, other operations of Atlantic and Oceanside were relocated to this facility.  Rent commenced in May 2002, which was one year from the date of completion of the landlord’s work, and expires ten years thereafter, with two five-year renewal options.  No rent was paid in the first year after completion of the landlord’s work.  Oceanside acquired an additional 2,200 square feet of rental space during 2004 adjacent to the operations area for its loan operations department.  Scheduled annual rent payments for 2010 through 2011 for the branch and loan operations are:  2010 - $248,000; and 2011 - $84,000.  Building improvements, net of disposals, totaled $952,000.

On August 22, 2002, Oceanside executed a lease for our newest branch location, which opened December 15, 2003. This branch is located at the intersection of Kernan and Atlantic Boulevards, at 1790 Kernan Boulevard South, Jacksonville, Florida.  The land lease covers approximately 42,000 square feet.  The Bank constructed the branch building totaling approximately 3,200 square feet at a cost of approximately $1,388,000.  Rent commenced in September 2003.  The lease is for twenty years with two ten-year renewal options.  Scheduled annual rent payments are:  2010-2012 - $84,000; 2013 - $88,000; 2014-2017 - $94,000; 2018 - $100,000; 2019-2022 - $103,000; and 2023 - $68,000.

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

ITEM 4.                 (RESERVED AND REMOVED).

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Prior to October 28, 1999, the shares of Atlantic common stock were not actively traded, and such trading activity, as it occurred, took place in privately negotiated transactions.  On October 28, 1999, Atlantic’s common stock was approved for quotation on the Over-the-Counter Bulletin Board, and on August 29, 2003, Atlantic common stock commenced its listing on the NASDAQ Capital Market under the symbol “ATBC.”  During 2009 and 2008 the reported periodic high and low quotes during each quarter follow:

	2009				2008
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
High	$6.90	$6.10	$6.14	$6.26	$10.00	$13.75	$16.44	$17.80
Low	$3.14	$4.05	$3.71	$4.00	$5.75	$5.09	$12.57	$14.29

Please note that the information above represents offers made to buy our stock and may not represent actual transactions or sales.  The source of data used to prepare the above chart was taken from historical prices provided by Commodity Systems, Inc.

At December 31, 2009, there were 556 shareholders of record with shares held by individuals and in nominee names.

At March 31, 2010, the initial bid quoted price for the common stock of Atlantic was $3.50.  We have never paid a cash dividend on our common stock.  We anticipate that for the foreseeable future, any earnings will be retained for capital.  Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.  The payment of future dividends will be at the sole discretion of the Board of Directors and will depend on, among other things, future earnings, capital requirements, and our general financial and business condition.

Furthermore, the ability to pay dividends to our stockholders depends primarily on dividends received from our banking subsidiary, Oceanside, and is further restricted by the Written Agreement with the Reserve Bank.  Oceanside’s ability to pay dividends is limited by federal and state banking regulations based upon Oceanside’s profitability and other factors and the Consent Order.  At December 31, 2009, no retained earnings were available to pay dividends to the Holding Company.

ITEM 6.                      SELECTED FINANCIAL DATA (dollars and shares in thousands, except per share data)

	At or for the
	Period Ended December 31,
	2009	2008	2007	2006	2005
Statements of Operations Data:
Total interest income	$13,895	$15,335	$17,368	$15,502	$11,259
Total interest expense	6,800	8,390	9,591	7,584	4,358
Net interest income before provision for loan losses	7,095	6,945	7,777	7,918	6,901
Provision for loan losses	6,268	4,424	629	194	334
Net interest income after provision for loan losses	827	2,521	7,148	7,724	6,567
Noninterest income	751	1,509	1,119	1,078	839
Noninterest expense	8,491	7,649	6,413	5,981	5,283
Income tax provision (benefit)	327	(1,692)	448	903	645
Net income (loss)	(7,240)	(1,927)	1,406	1,918	1,478

Selected End of Period Balances:
Total assets	$297,366	$267,973	$261,406	$243,497	$213,880
Interest-earning assets	285,784	237,689	245,373	228,686	196,931
Investment securities	57,531	30,406	41,300	39,837	38,290
Loans, net of deferred fees	200,718	207,029	204,060	177,708	152,803
Allowance for loan losses	6,531	3,999	2,169	1,599	1,552
Deposit accounts	269,984	239,844	217,491	192,704	168,480
Other borrowings	15,393	9,393	23,581	32,314	29,138
Stockholders’ equity	9,680	16,932	18,856	17,251	15,232

Selected Average Balances for the Period:
Total assets	$298,078	$260,029	$247,674	$225,591	$193,249
Interest-earning assets	251,752	242,648	233,339	211,081	179,001
Securities and interest-earning deposits	45,015	36,995	41,696	37,278	34,202
Loans, net	206,188	203,675	187,544	167,883	141,587
Interest-bearing deposit accounts	230,393	191,691	175,922	150,762	123,694
Other borrowings	15,833	21,046	22,888	24,186	22,450
Stockholders’ equity	15,841	18,574	18,086	16,042	14,596

Share Data:
Earnings (loss) per share
Basic	$(5.80)	$(1.54)	$1.13	$1.54	$1.18
Fully diluted	$(5.80)	$(1.54)	$1.13	$1.54	$1.18
Book value per share (period end)	$7.76	$13.57	$15.11	$13.83	$12.21
Common shares outstanding (period end)	1,248	1,248	1,248	1,248	1,248
Weighted average shares outstanding
Basic	1,248	1,248	1,248	1,248	1,248
Fully diluted	1,248	1,248	1,248	1,248	1,248

Performance Ratios:
Return on average assets	-2.43%	-0.74%	0.57%	0.85%	0.76%
Return on average equity	-45.70	-10.37	7.77	11.96	10.13
Interest-rate spread during the period	2.92	2.55	2.78	3.10	3.40
Net interest margin	2.98	3.03	3.49	3.84	3.95
Noninterest expenses to average assets	2.85	2.94	2.59	2.65	2.73

Asset Quality Ratios:
Allowance for loan losses to period end loans	3.25%	1.93%	1.06%	0.90%	1.02%
Net charge-offs to average loans	1.81	1.27	0.03	0.09	0.06
Nonperforming loans to period end loans	3.35	3.44	3.13	0.04	0.13
Nonperforming assets to period end total assets	2.84	3.96	2.45	0.03	0.09

Capital and Liquidity Ratios:
Average equity to average assets (Consolidated)	5.31%	7.14%	7.30%	7.11%	7.55%
Leverage (Oceanside)	4.06	7.25	8.53	8.75	8.93
Risk-based capital (Oceanside):
Tier 1	6.40	8.99	9.33	10.16	10.62
Total	7.68	10.25	10.26	10.95	11.52
Average loans to average deposits (Consolidated)	89.49	92.92	91.37	91.27	91.18

Full-time Employee Equivalents (End of Period)	45	49	53	51	50

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

How We Earn Income.  As stated elsewhere herein, our results of operations are primarily dependent upon the results of operations of Oceanside.  Oceanside conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate).  Profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds).  Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and is dependent upon Oceanside’s interest-rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities.  When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.  The factors that influence net interest income include changes in interest rates and changes in the volume and mix of assets and liability balances.  The interest rate spread is impacted by interest rates, deposit flows, and loan demand.  Additionally, and to a lesser extent, Oceanside’s profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective tax rate.  Noninterest income consists primarily of service fees on deposit accounts, other fee income for banking services, and income from bank-owned life insurance.  Noninterest expense consists of compensation and employee benefits, occupancy and equipment expenses, regulatory assessments, data processing costs, and other operating expenses.

Critical Accounting Policies and Use of Significant Estimates.  Our consolidated financial statements include the accounts of the Holding Company, the Bank, and the Bank’s wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The accounting and reporting policies conform with accounting principles generally accepted in the United States of America and to general practices within the banking industry.  Our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements.  The majority of these accounting policies do not require our management to make difficult, subjective, or complex judgments.  However, we believe the allowance for loan losses, the valuation of foreclosed assets, the realization of deferred tax assets, other-than-temporary impairments of securities, and the fair value of financial instruments are critical estimates.

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

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed assets, the realization of deferred tax assets, other-than-temporary impairments of securities, and the fair value of financial instruments.

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

Atlantic has recorded a deferred tax asset (net of valuation allowances) to recognize the future income tax benefit of operating losses incurred for tax years 2009 and 2008.  Management believes that the tax benefits on the net operating loss carry forwards will be utilized when Atlantic returns to profitability.  Generally, the net operating losses can be carried forward for up to 20 years.

On November 6, 2009, the “Worker, Homeownership, and Business Assistance Act of 2009” was signed into law, which relaxed the net operating loss carryback rules.  As a result of this law, Atlantic was able to carryback net operating losses to obtain an estimated tax refund of $1.035 million.

In estimating the carrying value of deferred tax assets, management considered the cumulative loss position, projected taxable income, and available tax strategies in developing the analysis of any required deferred income tax asset valuation as of December 31, 2009 and 2008.

For the year ended December 31, 2009:
Cumulative losses in recent quarters suggested the need for a valuation allowance.  However, management believed that this negative evidence was partially offset by the following positive evidence, which mitigated the need for reducing the carrying value (net of valuation allowances) to zero:

•
Atlantic has a prior history of taxable earnings prior to losses that began in 2008. Since inception in 1997, Atlantic has reported taxable income in 10 of 12 years through 2008, with cumulative taxable income of nearly $9.0 million through 2008.

•
Atlantic has reported and believes that changes have been made to allow Atlantic to return to a taxable earnings position, including reductions in payroll and other operating costs.  Within the next 2-5 years, internal projections indicate that book and taxable income are more likely than not to return to levels approaching those prior to 2008.

•
Management has received and considered offers to purchase two of its branch locations and relocate to leased space (or lease-back its existing facilities).  While the sale-leaseback would not likely generate significant book income immediately, the taxable income was projected to exceed $1.3 million.

•	Management and the Board of Directors have discussed a tax strategy that would generate taxable income of approximately $1.2 from the liquidation of bank-owned life insurance policies.
•	Converting tax-exempt investment income to taxable investment income, which could increase taxable income by almost $1.0 million and book income by $0.4 million.
•	Repurchase of junior subordinated debentures at a discount.
•	Termination of all or a portion of the Bank’s deferred compensation plan, which would generate up to $1.6 million in book taxable income and reduce the deferred tax asset by $0.6 million.

Based on the above analysis, management believes it is more likely than not that Atlantic will realize the deferred tax asset of $0.7 million at December 31, 2009 (net of a valuation allowance of $2.8 million) through future operating income and implementation of certain tax strategies.

For the year ended December 31, 2008:
Management considered the cumulative losses in 2008 and the anticipated net operating loss for 2009 when determining whether or not to provide a valuation allowance on the deferred tax asset.  The economic conditions and Atlantic’s level of non-performing assets were taken into consideration as well, which at December 31, 2009, had stabilized.

At December 31, 2008, management believed that the negative evidence was outweighed by certain positive evidence.  Atlantic had a prior history of earnings outside of the recent losses and believed that changes have been made to allow Atlantic to return to an earnings position, including reductions in payroll and other operating costs.  At that time, management believed it was more likely than not that Atlantic would realize the deferred tax asset through future operating income.  Accordingly, no deferred tax valuation allowance was recorded at December 31, 2008.

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

During 2010, we entered into a formal agreement with the FDIC, the OFR, and the Federal Reserve Bank of Atlanta, as discussed in Note 1 of the Notes to Consolidated Financial Statements.

COMPARISON OF YEARS ENDED DECEMBER 31, 2009 AND 2008

Highlights.  As of December 31, 2009, we had approximately $297.4 million in total assets, with $200.7 million in total loans, $270.0 million in deposits, and $9.7 million in stockholders’ equity.

The net loss in 2009 was $7,240,000 versus a net loss of $1,927,000 in 2008.  The primary reasons for the change of $5,313,000 in 2009 over 2008 were as follows:

•	Our income from average interest-earning assets decreased 9.4%.
•	Our provision for loan losses increased $1,844,000, or 41.7%, over 2008.
•	Noninterest income declined $758,000, or 50.2% in 2009 over 2008.
•	Noninterest expenses grew $842,000, or 11.0%.
•	The establishment of a deferred tax valuation allowance of $2,768,000 in 2009 caused the income tax provision to increase by $2,019,000.

Interest Income.  Interest income was $13,895,000 and $15,335,000 in 2009 and 2008, respectively.  The decrease of $1.4 million resulted from a decrease in the yield on interest-earning assets in 2009, which was partially offset by growth in our most significant interest-earning asset, loans, which grew 1.2% from average levels in 2008 to 2009.  Average loans accounted for 81.9% of our average interest-earning assets in 2009 versus 83.9% in 2008.  Our overall yield on interest-earning assets of 5.68% was down from the 2008 level of 6.49% due to a lower interest rate environment throughout 2009.  Our overall yield on interest-earning assets in 2009 would have been 21 basis points higher, or 5.89%, if not for approximately $533,000 in income earned but not collected on nonaccrual loans.

Interest Expense.  Interest expense was $6,800,000 and $8,390,000 in 2009 and 2008, respectively.  As a result of the lower interest rate environment during 2009 which was partially offset by our growth in average interest-bearing liabilities of $33.5 million, or 15.7%, during this period, interest expense decreased 19.0%.  Our cost of funds dropped to 2.76% in 2009 compared with 3.94% in 2008.  Substantially all of the decrease in interest expense was attributable to a decrease in rates, which was partially offset by an increase in average demand deposits of $46.6 million, or 110.8%.  A decrease in average certificates of deposit of $7.8 million, or 5.3%, and in average other borrowings of $5.2 million, or 24.8%, also contributed to the decrease in interest expense.

Net Interest Income.  Net interest income (before provision for loan losses) was $7,095,000 and $6,945,000 for 2009 and 2008, respectively, an increase of 2.2% from 2008 to 2009.  The average balances, interest income and expense, and the average rates earned and paid for assets and liabilities are found in the tables that follow.

Our net interest margin was lower (2.98% in 2009 compared with 3.03% in 2008), which reflects our growth in deposits, net of a decrease in other borrowings, of $33.5 million, or 15.7%, versus a slower rate of growth for interest-earning assets of $9.1 million, or 3.8%.  The increase in net interest income of $150,000 was impacted by the significant increase in lower earning demand deposits and decreased by the declining rates.

Provision for Loan Losses.  A provision for loan losses of $6,268,000 was recorded in 2009, reflecting our assessment of the needed level of the allowance for loan losses.  This assessment is based on management’s evaluation of probable loan losses and considers the overall quality of the loan portfolio. The increase in the provision for loan losses in 2009 versus the 2008 level of $4,424,000 was due to unfavorable trends in most measures of loan portfolio quality, including the growth in impaired, nonaccrual, and other restructured loans.  Net charge-offs in 2009 were $3,736,000 as compared with $2,594,000 in 2008, an increase of $1,142,000.

Noninterest Income.  Noninterest income decreased $758,000, or 50.2%, to $751,000 in 2009 from $1,509,000 in 2008 primarily as a result of:

•	A decrease in gains on the sale of securities from $346,000 to $56,000;
•	Losses on the sale of foreclosed assets of $142,000 in 2009 versus a gain of $4,000 in 2008; and
•	A loss of $179,000 on restricted stock issued by a correspondent bank that was taken over by the FDIC in 2009.

Noninterest Expenses.  Total noninterest expenses increased to $8,491,000 in 2009 compared to $7,649,000 for 2008, an increase of $842,000, or 11.0%.  The more significant increases during 2009 over 2008 follow:

•	The cost of deposit insurance assessments soared from $229,000 in 2008 to $1,014,000 in 2009, an increase of $785,000, or 342.8%, as a result of increased assessments from the FDIC.

•
Processing and settlement fees increased from $773,000 in 2008 to $836,000 in 2009, an increase of $63,000, or 8.2%.  Through 2008, statements were rendered in-house and the expense was recorded as postage, stationary, and supplies.  At the beginning of 2009, the statement rendering process was outsourced and all related costs were recorded as processing and settlement fees.  As a result, there was a reduction in postage, stationary, and supplies in 2009.

•	The Company expensed $177,000 in 2009 for costs to raise capital to meet regulatory requirements versus $-0- in 2008.
•	The write-down of other real estate owned totaled $586,000 in 2009 versus $315,000 in 2008, as a result of the continued decline in real estate values in 2009.
•
Professional, legal, and accounting fees were $589,000 in 2009 versus $459,000 in 2008, an increase of $130,000, or 28.3%, as a result of increased costs of corporate governance, regulatory compliance, and addressing regulatory enforcement actions.

As a result of cost-cutting measures to improve profitability, the following costs decreased during 2009:

•	Salaries and employee benefits decreased by $282,000, or 9.0%.
•	Expenses of bank premises and fixed assets decreased by $63,000, or 5.8%.
•	Directors fees were eliminated, decreasing costs by $78,000.
•	Advertising and business development decreased by $50,000, or 34.5%. Stationery, printing, and supplies decreased by $36,000, or 33.6%.

Provision for Income Taxes.  The income tax provision was $327,000 for 2009, an effective rate of (4.7)%.  This compares with an effective rate of 46.8% for 2008.  The effective tax rate for 2009 differs from the federal and state statutory rates principally due to the establishment of a valuation allowance for the deferred tax asset of $2,768,000.  The effective tax rate in 2008 differs from the federal and state statutory rates principally due to nontaxable investment income.

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

[Remainder of page left intentionally blank.]

Rate/Volume Analysis (dollars in thousands):

	Years Ended December 31,
	2009			2008			2007
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans (1)	$206,188	$12,354	5.99%	$203,675	$13,637	6.70%	$187,544	$15,255	8.13%
Securities and deposits (2)	45,015	1,540	4.31	36,995	1,663	5.59	41,696	1,886	5.38
Other interest-earning assets (3)	549	1	0.18	1,978	35	1.77	4,099	227	5.54
Total interest-earning
assets (2)	251,752	13,895	5.68%	242,648	15,335	6.49%	233,339	17,368	7.60%

Noninterest-earning assets	46,326			17,381			14,335

Total assets	$298,078			$260,029			$247,674

Interest-bearing liabilities:
Demand deposits	$88,744	1,530	1.72%	$42,108	996	2.37%	$42,858	1,683	3.93%
Savings	2,858	28	0.99	2,988	33	1.10	3,751	56	1.49
Certificates of deposit	138,791	4,710	3.39	146,595	6,741	4.60	129,313	6,726	5.20
Other borrowings	15,833	532	3.36	21,046	620	2.95	22,888	1,126	4.92

Total interest-bearing
liabilities	246,226	6,800	2.76%	212,737	8,390	3.94%	198,810	9,591	4.82%

Noninterest-bearing liabilities	36,011			28,718			30,778
Stockholders’ equity	15,841			18,574			18,086

Total liabilities and
stockholders’ equity	$298,078			$260,029			$247,674

Net interest income (before
provision for loan losses)		$7,095			$6,945			$7,777

Interest-rate spread (4)			2.92%			2.55%			2.78%

Net interest margin (2) (5)			2.98%			3.03%			3.49%

Ratio of average interest-earning
assets to average
interest-bearing
liabilities	102.24%			114.06%			117.37%

(1)
Average loan balances include nonaccrual loans, which averaged (in thousands) $7,031, $5,130, and $5,853 in 2009, 2008, and 2007, respectively.  Average loans are net of deferred fees.  Loan fees (in thousands) were $206, $416, and $536 in 2009, 2008, and 2007, respectively.  Loan yields have been reported in total since a substantial portion of loans are secured by real estate.

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

 Rate/Volume Analysis (dollars in thousands):

	Year Ended December 31,
	2009 vs. 2008
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans (1)	$(1,433)	$168	$(18)	$(1,283)
Securities and other deposits	(398)	360	(85)	(123)
Other interest-earning assets (2)	(31)	(25)	22	(34)
Total interest-earning assets	(1,862)	503	(81)	(1,440)

Interest-bearing liabilities:
Demand deposits	(270)	1,103	(300)	533
Savings	(3)	(1)	-	(4)
Certificates of deposit	(1,766)	(359)	94	(2,031)
Other borrowings	87	(154)	(21)	(88)
Total interest-bearing liabilities	(1,952)	589	(227)	(1,590)

Net interest income	$90	$(86)	$146	$150

	Year Ended December 31,
	2008 vs. 2007
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans (1)	$(2,698)	$1,312	$(232)	$(1,618)
Securities and other deposits	(12)	(213)	2	(223)
Other interest-earning assets (2)	(154)	(117)	79	(192)
Total interest-earning assets	(2,864)	982	(151)	(2,033)

Interest-bearing liabilities:
Demand deposits	(669)	(29)	11	(687)
Savings	(15)	(11)	3	(23)
Certificates of deposit	(780)	899	(104)	15
Other borrowings	(452)	(91)	37	(506)
Total interest-bearing liabilities	(1,916)	768	(53)	(1,201)

Net interest income	$(948)	$214	$(98)	$(832)

(1)	Average loan balances include nonaccrual loans.
(2)	Includes federal funds sold.

Weighted Average Yield or Rate:

	For the Years Ended December 31,
	2009	2008	2007
Interest-earning assets:
Loans, net	5.99%	6.70%	8.13%
Investment securities	4.31	5.59	5.38
Other interest-earning assets	0.18	1.77	5.54
All interest-earning assets	5.68	6.49	7.60
Interest-bearing liabilities:
NOW deposits	0.27	0.70	1.31
Money market deposits	2.23	2.77	4.22
Savings	0.99	1.10	1.49
Certificates of deposit	3.39	4.60	5.20
Other borrowings	3.36	2.95	4.92
All interest-bearing liabilities	2.76	3.94	4.82
Interest-rate spread	2.92	2.55	2.78
Net interest margin	2.98	3.03	3.49

Change in Mix of Interest-Earning Assets and Interest-Bearing Deposits and Other Borrowings (dollars in thousands):

	At December 31,
	2009		2008		2007
		Percent		Percent		Percent
	Average	to	Average	to	Average	to
	Balance	Total	Balance	Total	Balance	Total
Interest-earning assets:
Loans, net	$206,188	81.9%	$203,675	83.9%	$187,544	80.4%
Investment securities	45,015	17.9%	36,995	15.3%	41,696	17.9%
Other	549	0.2%	1,978	0.8%	4,099	1.7%

Total interest-earning assets	$251,752	100.0%	$242,648	100.0%	$233,339	100.0%

Interest-bearing deposits:
Demand deposits	$88,744	31.6%	$42,108	17.5%	$42,858	18.8%
Savings	2,858	1.0%	2,988	1.2%	3,751	1.7%
Certificates of deposit	138,791	49.5%	146,595	61.0%	129,313	56.7%

Total interest-bearing deposits	230,393	82.1%	191,691	79.7%	175,922	77.2%

Noninterest-bearing deposits	34,438	12.3%	27,504	11.5%	29,335	12.9%

Total deposits	264,831	94.4%	219,195	91.2%	205,257	90.1%

Other borrowings	15,833	5.6%	21,046	8.8%	22,888	9.9%

Total deposits and
other borrowings	$280,664	100.0%	$240,241	100.0%	$228,145	100.0%
LOAN PORTFOLIO

Average loans receivable were $206,188,000 for the year 2009 as compared to $203,675,000 for 2008, an increase of 1.2%.  The year-to-year average increase in 2008 over 2007 was 8.6%.  Management believes the growth in loans was directly attributable to the growth in our branch network, community acceptance, and the reputations of our lending team despite a significant downturn in economic conditions in our market area during 2009 and 2008.  The following provides an analysis of our loan distribution at the end of 2005 - 2009.  Loans that are secured by real estate include residential and nonresidential mortgages and home equity loans to individuals.

Loan Portfolio (dollars in thousands):

	At December 31,
	2009	%	2008	%	2007	%	2006	%	2005	%
Real estate
Construction, land
development,
and other land	$32,455	16%	$39,135	19%	$53,197	25%	$51,598	29%	$37,905	25%
1-4 family residential	56,900	28%	57,814	28%	45,708	23%	38,018	22%	31,997	21%
Multifamily residential	2,902	1%	4,481	2%	1,784	1%	2,489	1%	3,051	2%
Commercial	93,455	47%	88,762	43%	86,785	42%	68,588	39%	62,612	41%
Total real estate	185,712	92%	190,192	92%	187,474	91%	160,693	91%	135,565	89%
Commercial	11,703	6%	13,314	6%	11,485	6%	11,214	6%	11,901	8%
Consumer and other loans	3,315	2%	3,548	2%	5,138	3%	5,828	3%	5,400	3%
Total loans	200,730	100%	207,054	100%	204,097	100%	177,735	100%	152,866	100%
Less:
Less, deferred fees	(12)		(25)		(37)		(27)		(63)
Less, allowance for
loan losses	(6,531)		(3,999)		(2,169)		(1,599)		(1,552)

	$194,187		$203,030		$201,891		$176,109		$151,251

The following tables show the maturity data for loans receivable.

Contractual Loan Maturities at December 31, 2009 (dollars in thousands):

	1 Year	1 Through	After
	or Less	5 Years	5 Years	Total
Real estate
Construction, land development,
and other land	$18,734	$12,256	$1,465	$32,455
1-4 family residential	30,616	14,523	11,761	56,900
Multifamily residential	1,349	360	1,193	2,902
Commercial	21,231	42,801	29,423	93,455
Total real estate	71,930	69,940	43,842	185,712
Commercial	4,486	6,021	1,196	11,703
Consumer and other loans	695	2,380	240	3,315

Total loan portfolio	$77,111	$78,341	$45,278	$200,730

Loans with maturities over one year:
Fixed rate				$78,478
Variable rate				45,141

Total maturities greater than one year				$123,619

Loan Maturities or Next Repricing Date at December 31, 2009, excluding nonaccrual loans (dollars in thousands):

Three months or less				$57,519
Over three months through twelve months				23,128
Over one year through three years				68,955
Over three through five years				28,418
Over five years				15,995

				$194,015

Loans Originated and Repaid (dollars in thousands):
	Years Ended December 31,
	2009	2008	2007	2006	2005
Originations:
Real estate loans
Construction, land development, and other land	$743	$8,052	$19,007	$39,551	$33,561
1-4 family residential	1,537	14,563	13,262	15,744	12,518
Multifamily residential	-	-	-	-	-
Commercial	4,763	2,946	18,632	17,548	13,180
	7,043	25,561	50,901	72,843	59,259
Commercial	1,846	2,971	2,678	4,452	4,364
Consumer and other loans	1,160	835	2,047	2,807	2,263
Total	10,049	29,367	55,626	80,102	65,886
Principal reductions, net (1)	(16,373)	(26,410)	(29,264)	(55,233)	(42,895)

Increase (decrease) in total loans	$(6,324)	$2,957	$26,362	$24,869	$22,991

(1)	Includes charge-offs, loans transferred to other real estate owned, and advances and repayments on revolving lines of credit.

ASSET QUALITY

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

Real estate acquired as a result of foreclosure, or by deed in lieu of foreclosure, is classified as other real estate owned.  Other real estate owned is recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for loan losses at the time the loan is transferred to other real estate owned.  Further allowances for losses in other real estate owned are recorded at the time management believes additional deterioration in value has occurred.  Gains or losses on the sale of other real estate owned are recognized in the period closed.  However, gains on the sale of units in a real estate development project may be deferred until management is reasonably certain that its investment in the remaining units will not result in losses.  For example, regulatory guidelines require that we value real estate development projects of 5 or more units at its appraised bulk sale value.  Since the units may not be identical in size, location, or amenities, any allocation of the total bulk sale value to individual units is arbitrary.  Furthermore, if we have taken over a real estate development, we may have ongoing expenditures that benefit sold and remaining units.  Accordingly, we may view the real estate development as one project and only record gains when we are assured that no significant losses are inherent in the remaining units.

During the first quarter of 2008, we foreclosed on a 17-unit condominium project in Jacksonville Beach, Florida.  At the time of foreclosure, 14 units remained unsold.  Subsequent to our acquisition of this OREO, we sold 2 units in the first quarter of 2008 ($69,000 estimated gain), 1 unit in the second quarter of 2008 ($18,000 estimated gain), and 2 units in the fourth quarter of 2008 ($3,000 estimated gain).  The estimated potential gains of approximately $90,000 were based on an arbitrary allocation of total carrying value divided by square footage.  However, because we were not reasonably certain that our remaining investment would be recovered from sales of the remaining 9 units; no gain was recorded on the sale of the 5 units during 2008.  Furthermore, in the fourth quarter of 2008, due to ongoing expenditures in the project and continued deterioration in the local real estate market, we recorded a charge to earnings of $315,000, leaving a carrying value of $2,022,000 at December 31, 2008.  This carrying value was based on management’s estimate of the fair value less costs to sell the remaining 9 units.  Accordingly, no deferred gain existed at December 31, 2008.  We did not believe it prudent to record gains on the sale of the 5 units while posting a write-down on the remaining 9 units within the same calendar year given the uncertainty over the carrying value of this OREO in this economic environment.

In the first half of 2009, 2 additional units were sold ($97,000 estimated gain), leaving 7 remaining units at December 31, 2009, with a current carrying value of $1,273,000 (net of write-downs totaling $300,000 in December 2009).

Accounting Standards Codification (“ASC”) 310-10-35, Receivables, considers a loan to be impaired if it is probable that all amounts due under the contractual terms of the loan agreement will not be collected.  If a loan is considered impaired, its value generally should be measured based on the present value of expected cash flows discounted at the loan’s effective interest rate.  As a practical expedient, however, the loan’s value may be based on:

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

These situations are referred to as “in-substance foreclosures.”  Generally accepted accounting principles (“GAAP”) recognizes the practical problems of accounting for the operation of an asset the creditor does not possess, and states that a loan for which foreclosure is probable should continue to be accounted for as a loan.

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

Assets that do not warrant classification in the aforementioned categories, but possess weaknesses, are classified by us as special mention and monitored.  We also monitor other loans based on a variety of factors and internally designate these loans with risk grades reflective of our estimated level of risk.

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

Management maintains a list of monitored loans risk-rated substandard or lower (referred to as “classified loans”). At December 31, 2009, management had fifty-seven classified loans totaling approximately $30.8 million, as compared with fifty classified loans totaling $28,5 million at December 31, 2008, twenty-eight classified loans totaling $8.0 million at December 31, 2007, and fifteen classified loans totaling $4.5 million at December 31, 2006.

Many of the loans risk-rated substandard are currently performing with no expectation that we will suffer any loss; however, we monitor these loans because some of them are collateral-dependent and the current status of the borrower’s liquidity and cash flow have not been confirmed.  Because some of these loans exhibit well-defined credit weaknesses, we may incur losses if the underlying collateral declines in value beyond our expectations or the borrower’s financial condition deteriorates and payments are not made as agreed.

Included in our total classified loans of $30.8 million, we internally monitor classified loans that we believe continue to meet the regulatory definition of performing loans.  While we may experience losses, many of these loans are believed to be well-secured and with no measured impairment loss.  Such loans totaled $14.8 million at December 31, 2009.  On October 30, 2009, the federal regulatory agencies issued a policy statement on prudent CRE loan workouts that may result in a removal of certain CRE loans currently classified as substandard with potential collateral shortfalls but with documented capacity of the borrower to service the current principal and interest payments.

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

Substantially all our loans are in our trade area and have been affected by economic and real estate trends in North Florida.  Our increases in past due loans, nonperforming assets, charge-offs, and allowance for loan losses over historical levels are directly related to declines in real estate activity, collateral values, and other negative economic trends such as rising unemployment.  We monitor a number of key ratios to identify risks and focus management efforts to mitigate our exposure.  We monitor loans in excess of federal supervisory loan-to-value limits.  Such loans totaled $9.2 million and $12.9 at December 31, 2009 and 2008, respectively.  Delinquency amounts and delinquency amounts expressed as a percentage of total loans for each loan classification are as follows:

As of December 31, 2009	Past Due 30-89 Days and Still Accruing	% of Total Loans	Past Due 90 or More Days and Still Accruing	% of Total Loans	Non- accrual Loans	% of Total Loans	Total Past Due Loans	% of Total Loans
Real estate:
Construction, land development and other land	$89	0.27%	$7	0.02%	$2,019	6.22%	$2,115	6.51%
1-4 family residential	724	1.27%	-	0.00%	3,133	5.51%	3,857	6.78%
Multifamily residential	-	0.00%	-	0.00%	1,350	46.52%	1,350	46.52%
Commercial	543	0.58%	-	0.00%	213	0.23%	756	0.81%
Total real estate	1,356	0.73%	7	0.00%	6,715	3.62%	8,078	4.35%
Commercial	140	1.20%	-	0.00%	-	0.00%	140	1.20%
Consumer and other loans	58	1.75%	1	0.00%	-	0.00%	59	1.75%
Total loans	$1,554	0.77%	$8	0.00%	$6,715	3.35%	$8,277	4.12%

As of December 31, 2008	Past Due 30-89 Days and Still Accruing	% of Total Loans	Past Due 90 or More Days and Still Accruing	% of Total Loans	Non- accrual Loans	% of Total Loans	Total Past Due Loans	% of Total Loans
Real estate:
Construction, land development and other land	$1,103	2.82%	$1,451	3.71%	$3,793	9.69%	$6,347	16.22%
1-4 family residential	230	0.40%	-	0.00%	1,638	2.83%	1,868	3.23%
Multifamily residential	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Commercial	1,740	1.96%	205	0.23%	-	0.00%	1,945	2.19%
Total real estate	3,073	1.62%	1,656	0.87%	5,431	2.86%	10,160	5.35%
Commercial	242	1.82%	-	0.00%	-	0.00%	242	1.82%
Consumer and other loans	25	0.70%	-	0.00%	28	0.79%	53	1.49%
Total loans	$3,340	1.61%	$1,656	0.80%	$5,459	2.64%	$10,455	5.05%

The following shows the increases (decreases) in delinquent loans at December 31, 2009, as compared with December 31, 2008.  While we cannot predict future trends in delinquencies, we have noted improvements in commercial real estate loans and the overall reduction in loans past due 30-89 days will likely improve charge-offs over time.

Increase (Decreases)	Past Due 30-89 Days and Still Accruing	Past Due 90 or More Days and Still Accruing	Non- accrual Loans	Total Past Due Loans
Real estate:
Construction, land development and other land	$(1,014)	$(1,444)	$(1,774)	$(4,232)
1-4 family residential	494	-	1,495	1,989
Multifamily residential	-	-	1,350	1,350
Commercial	(1,197)	(205)	213	(1,189)
Total real estate	(1,717)	(1,649)	1,284	(2,082)
Commercial	(102)	-	-	(102)
Consumer and other loans	33	1	(28)	6
Total loans	$(1,786)	$(1,648)	$1,256	$(2,178)

We have been consistent in our practice of determining our allowance for loan losses with only minor refinements in establishing reserves for our performing loans.  We consider the following in establishing reserves on loans other than impaired loans, which are assigned a specific reserve and/or charged-down to estimated fair value less costs to liquidate:

•	Recent historical loss data over the past five quarters is used as a starting point for estimating current losses;

•	We consider various economic and other qualitative factors affecting loan quality including changes in:

o	the volume (and trends) of delinquent and monitored loans,
o	lending policies,
o	underlying collateral values,
o	concentrations in risk and levels of concentration risks,
o	quality of internal and external loan reviews, which includes risk-rating our loans according to federal regulatory guidelines,
o	competition and regulatory factors,
o	lending staff experience,
o	business and economic conditions, and
o	other factors.

•
In developing loss factors, we consider both internal historical data and external data such as changes in leading economic indicators, consumer price indices, delinquencies, employment data, cap rates, occupancy levels, rental rates, and single-family homes and condominium sales prices and sales activity.

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

Our methodology for determining the SFAS 114 and SFAS 5 components of the ALLL tracks our four major loan pools.  Our Board of Directors has approved this methodology and we have undergone recent regulatory examinations that have agreed with the use of the four loan pools shown in the accompanying tables.  Accordingly, we believe to further refine our methodology (and obtain historical data) would not meaningfully enhance our disclosures and would increase our costs to monitor our ALLL without any significant benefits.

Highly leveraged transactions generally include loans and commitments made in connection with recapitalizations, acquisitions, and leveraged buyouts, and result in the borrower’s debt-to-total assets ratio exceeding 75%.  At December 31, 2005-2009, there were no loans qualified as highly leveraged transactions.

Loans restructured and in compliance with modified terms are commonly referred to as “debt restructurings.”  A restructuring of debt constitutes a troubled debt restructuring (“TDR”) if a creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor it would not otherwise consider. A summary of nonperforming assets and restructured loans follows.

[Remainder of page left intentionally blank.]

Analysis of Nonperforming Assets (dollars in thousands):
	December 31,
	2009	2008	2007		2006		2005
Nonaccrual loans
Construction, land development, and other land	$2,019	$3,793		$4,008		$-		$-
1-4 family residential	3,133	1,638		1,919		-		-
Multifamily residential	1,350	-		-		-		-
Commercial	213	-		-		-		-
Total real estate	6,715	5,431		5,927		-		-
Commercial	-	-		295		53		202
Consumer and other loans	-	28		-		-		-
Total	$6,715	$5,459		$6,222		$53		$202

Loans 90 days or more past due and still on accrual status
Construction, land development, and other land	$-	$1,451		$-		$-		$-
1-4 family residential	7	-		-		-		-
Multifamily residential	-	-		-		-		-
Commercial	-	205		164		-		-
Total real estate	7	1,656		164		-		-
Commercial	-	-		-		-		-
Consumer and other loans	1	-		-		-		-
Total	$8	$1,656		$164		$-		$-

Total nonperforming loans	$6,723	$7,115		$6,386		$53		$202
Foreclosed real estate	1,727	3,421		-		-		-
Repossessed assets	-	75		9		13		-
Total nonperforming assets	$8,450	$10,611		$6,395		$66		$202

Restructured loans
1 to 4 family	$5,968	$692	$	*	$	*	$	*
All other	11,404	2,874		4,491		*		*
Total restructured loans	$17,372	$3,566	$	*	$	*	$	*

Total nonperforming assets
and restructured loans	$25,822	$14,177		$10,886		$66		$202

Restructured loans included in nonaccrual loans
above that are considered troubled debt
restructurings	$1,842	$4,386		$782		$-		$-

Ratios
Total loans	$200,718	$207,029		$204,060		$177,708		$152,803
Total assets	$297,366	$267,973		$261,406		$243,497		$213,880
Total nonperforming loans to total loans	3.35%	3.44%		3.13%		0.04%		0.13%
Total nonperforming assets to total assets	2.84%	3.96%		2.45%		0.03%		0.09%
Total nonperforming assets and
restructured loans to total assets	8.68%	5.29%		4.16%		0.03%		0.09%

*      Data not reported in 2006-2007 - not material

ALLOWANCE FOR LOAN LOSSES

The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management.  These evaluations consider several factors including but not limited to, current economic conditions, loan portfolio composition, prior credit loss experience, trends in portfolio volume, and management’s estimation of future potential losses.  Management believes that the allowance for loan losses is adequate. The following is an analysis of the allowance for loan losses for 2005 - 2009 (dollars in thousands).

	December 31,
	2009	2008	2007	2006	2005

Allowance for loan losses at beginning of year	$3,999	$2,169	$1,599	$1,552	$1,296

Charge-offs for the year-to-date
Construction, land development, and other land	(135)	(190)	-	-	-
1-4 family residential	(1,317)	(679)	-	-	(36)
Multifamily residential	(2,040)	(1,110)	-	-	-
Commercial	(156)	-	-	-	-
Total real estate	(3,648)	(1,979)	-	-	(36)
Commercial	(39)	(501)	(49)	(169)	-
Consumer and other loans	(74)	(135)	(26)	(12)	(50)
Total charge-offs	(3,761)	(2,615)	(75)	(181)	(86)

Recoveries for the year-to-date
Construction, land development, and other land	-	-	-	-	-
1-4 family residential	1	-	-	-	1
Multifamily residential	-	-	-	-	-
Commercial	-	-	-	-	-
Total real estate	1	-	-	-	1
Commercial	11	19	11	31	-
Consumer and other loans	13	2	5	3	7
Total recoveries	25	21	16	34	8
Net charge-offs for the year-to-date	(3,736)	(2,594)	(59)	(147)	(78)
Provision for loan losses for the year-to-date	6,268	4,424	629	194	334
Allowance for loan losses at end of year	$6,531	$3,999	$2,169	$1,599	$1,552

Ratios
Total loans	$200,718	$207,029	$204,060	$177,708	$152,803
Average loans	$206,188	$203,675	$187,544	$167,883	$141,587
Nonperforming loans	$6,723	$7,155	$6,386	$53	$201
Total assets	$297,366	$267,973	$261,406	$243,497	$213,880
Ratio of net charge-offs to average loans outstanding	1.81%	1.27%	0.03%	0.09%	0.06%
Ratio of allowance for loan losses to period end loans	3.25%	1.93%	1.06%	0.90%	1.02%
Ratio of allowance for loan losses
to nonperforming loans	97.14%	55.89%	33.96%	NM	NM

NM          Not meaningful

The specific allocations of the allowance for loan losses are based on management’s evaluation of the risks inherent in the specific portfolios for the dates indicated.  Amounts in a particular category may be used to absorb losses if another category allocation proves to be inadequate.

Allocation of Allowance for Loan Losses (dollars in thousands):

FAS 114	At December 31,
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate	$3,547	63%	$1,114	62%	$124	68%	$8	68%	$22	66%
Residential real estate	831	29	140	30	366	23	8	23	112	23
Total real estate	4,378	92	1,254	92	490	91	16	91	134	89
Commercial	-	6	435	6	226	6	119	6	219	8
Consumer and other loans	2	2	28	2	12	3	23	3	37	3
Unallocated	-	-	-	-	-	-	-	-	-	-
Totals	$4,380	100%	$1,717	100%	$728	100%	$158	100%	$390	100%

FAS 5	At December 31,
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate	$504	63%	$993	62%	$1,078	67%	$971	68%	$767	66%
Residential real estate	1,392	29	819	30	60	24	49	23	267	23
Total real estate	1,896	92	1,812	92	1,138	91	1,020	91	1,034	89
Commercial	194	6	383	6	193	6	242	6	93	8
Consumer and other loans	61	2	87	2	88	3	44	3	35	3
Unallocated	-	-	-	-	22	-	135	-	-	-
Totals	$2,151	100%	$2,282	100%	$1,441	100%	$1,441	100%	$1,162	100%

Total ALLL	At December 31,
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate	$4,051	63%	$2,107	62%	$1,202	67%	$979	68%	$789	66%
Residential real estate	2,223	29	959	30	426	24	57	23	379	23
Total real estate	6,274	92	3,066	92	1,628	91	1,036	91	1,168	89
Commercial	194	6	818	6	419	6	361	6	312	8
Consumer and other loans	63	2	115	2	100	3	67	3	72	3
Unallocated	-	-	-	-	22	-	135	-	-	-
Totals	$6,531	100%	$3,999	100%	$2,169	100%	$1,599	100%	$1,552	100%

SECURITIES

Financial institutions classify their investment securities as either “held-to-maturity” or “available-for-sale.” Securities classified as held-to-maturity are carried at amortized or accreted cost and include those securities that a bank has the intent and ability to hold to maturity.  Securities classified as available-for-sale, which are those securities that a bank intends to hold for an indefinite amount of time, but not necessarily to maturity, are carried at fair value with the unrealized holding gains or losses, net of taxes, reported as a component of the stockholders’ equity on a bank’s balance sheet.  Our investment securities consist of residential real estate mortgage investment conduits (“REMICs”) and residential mortgage pass-through securities (“MBS”) all of which are issued or guaranteed by U.S. Capital Government agencies such as FNMA, FHLMC, and GNMA.  The following tables set forth the carrying amount of securities at the dates indicated.

Carrying Value of Investment Securities (dollars in thousands):
	At December 31,
	2009	2008	2007
Securities available-for-sale:
REMICs	$137	$2,699	$3,019
MBS	42,405	12,171	22,519
	42,542	14,870	25,538
Securities held-to-maturity:
Tax-exempt state, county, and municipal bonds	14,989	15,536	15,762
Balance, end of year	$57,531	$30,406	$41,300

Investment Securities at Amortized Cost (dollars in thousands):
	At December 31,
	2009	2008	2007
Securities available-for-sale:
REMICs	$134	$2,700	$2,983
MBS	42,428	12,171	22,691
	42,562	14,871	25,674
Securities held-to-maturity:
Tax-exempt state, county, and municipal bonds	14,989	15,536	15,762
Balance, end of year	$57,551	$30,407	$41,436

The following tables set forth the maturities (excluding principal paydowns on MBS) and the weighted average yields of securities by contractual maturities at December 31, 2009, 2008, and 2007.

Analysis of Investment Securities Available-for-Sale (dollars in thousands and average yield on a tax-equivalent basis):
	Due in one		Due in One		Due in Five		Due in Ten
	year or less		to Five Years		to Ten Years		Years or More		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2009:
REMICs	$-	-%	$137	3.67%	$-	-%	$-	-%	$137	3.67%
MBS	3,104	2.94%	4,949	4.36%	20,595	3.83%	13,757	3.92%	42,405	3.85%
	$3,104	2.94%	$5,086	4.34%	$20,595	3.83%	$13,757	3.92%	$42,542	3.85%
At December 31, 2008:
REMICs	$-	-%	$-	-%	$2,123	4.01%	$576	4.26%	$2,699	4.06%
MBS	639	3.77%	1,075	3.79%	973	4.93%	9,484	4.37%	12,171	4.33%
	$639	3.77%	$1,075	3.79%	$3,096	4.93%	$10,060	4.37%	$14,870	4.42%
At December 31, 2007:
REMICs	$-	-%	$-	-%	$-	-%	$3,019	5.64%	$3,019	5.64%
MBS	2,803	4.08%	2,356	3.85%	10,594	4.53%	6,766	4.90%	22,519	4.52%
	$2,803	4.08%	$2,356	3.85%	$10,594	4.53%	$9,785	4.90%	$25,538	4.56%

Analysis of Investment Securities Held-to-Maturity (dollars in thousands and average yield on a tax-equivalent basis):
	Due in one		Due in One		Due in Five		Due in Ten
	year or less		to Five Years		to Ten Years		Years or More		Total
		Average		Average		Average		Average		Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2009:
Tax-exempt state, county,
and municipal bonds	$-	-%	$271	4.70%	$1,163	4.84%	$13,555	4.22%	$14,989	4.28%

At December 31, 2008:
Tax-exempt state, county,
and municipal bonds	$-	-%	$-	-%	$1,010	4.86%	$14,526	4.27%	$15,536	4.31%

At December 31, 2007:
Tax-exempt state, county,
and municipal bonds	$-	-%	$-	-%	$1,057	4.77%	$14,705	3.97%	$15,762	4.02%

At December 31, the weighted average life in years was as follows:
	2009	2008	2007
Securities available-for-sale:
REMICs	1.7	2.6	14.0
MBS	9.6	21.0	9.5
Total	9.6	17.7	14.1
Securities held-to-maturity:
Tax-exempt state, county, and municipal bonds	17.0	18.4	17.6

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

The FDIC regulations limit the ability of certain insured depository institutions to accept, renew, or rollover deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions’ normal market area.  Under these regulations, “well-capitalized” depository institutions may accept, renew, or rollover deposits at such rates without restriction, “adequately capitalized” depository institutions may accept, renew or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments and rates), and “undercapitalized” depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of “well-capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law.  See “Description of Business/Supervision and Regulation.”  As of December 31, 2008, Oceanside met the definition of a “well-capitalized” depository institution.  However, as of December 31,  2009, Oceanside no longer met the “well-capitalized” classification, and under the Consent Order is restricted on rates and types of deposits we can accept, renew, or rollover.  For this reason, we have increased our liquid assets to repay certain deposits as they mature.

Our primary source of funds is deposit accounts that include both interest- and noninterest-bearing demand, savings, and time deposits under $100,000 (referred to as “core deposits”).  At December 31, 2009, 2008, and 2007, these core deposits accounted for approximately 83%, 78%, and 73%, respectively, of all deposits.  At December 31, 2009, time deposits under $100,000 accounted for approximately 37% of these core deposits as compared with money market deposits at 41% and noninterest-bearing demand deposits at 16%.  This compares with 2008 levels of 50%, 15%, and 23%, respectively, and with 2007 levels of 55%, 23%, and 17%, respectively.  At December 31, 2009, 2008, and 2007, jumbo certificates of deposit (time deposits $100,000 and greater) represented approximately 17%, 22%, and 27%, respectively, of total deposits.  At December 31, 2009, 2008, and 2007, time deposits outstanding in an individual amount of $100,000 or more totaled $46,665,000, $51,771,000, and $57,785,000, respectively.

Interest-bearing demand accounts, consisting of NOW and money market accounts, averaged $88,744,000 for the year ended 2009, $42,108,000 for the year ended 2008, and $42,858,000 for the year ended 2007, or approximately 34%, 19%, and 21% of average total deposits in 2009, 2008, and 2007, respectively.

Distribution of Deposit Accounts by Type (dollars in thousands):

	At December 31,
	2009		2008		2007
		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits

Demand deposits	$35,409	13.1%	$43,017	17.9%	$27,278	12.5%
NOW deposits	11,455	4.2	20,208	8.4	4,440	2.1
Money market deposits	90,573	33.6	27,981	11.7	36,835	16.9
Savings deposits	2,702	1.0	2,892	1.2	2,800	1.3
Subtotal	140,139	51.9	94,098	39.2	71,353	32.8

Certificates of deposit:
0.00% - 0.99%	236	0.1	-	0.0	-	0.0
1.00% - 1.99%	27,485	10.2	-	0.0	-	0.0
2.00% - 2.99%	60,956	22.6	6,250	2.6	-	0.0
3.00% - 3.99%	21,895	8.1	69,932	29.2	950	0.4
4.00% - 4.99%	8,887	3.3	42,947	17.9	40,953	18.8
5.00% - 5.99%	10,428	3.8	26,669	11.1	104,275	48.0
Less fees on brokered deposits	(42)	0.0	(52)	0.0	(40)	0.0
Total certificates of deposit (1)	129,845	48.1	145,746	60.8	146,138	67.2

Total deposits	$269,984	100.0%	$239,844	100.0%	$217,491	100.0%

(1)	Includes retirement accounts (in thousands) totaling $4,924, $4,047, and $5,281, in 2009, 2008, and 2007, respectively, all of which were in the form of certificates of deposit.

Average Deposits and Average Rates (dollars in thousands):

	At December 31,
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand, money market
and NOW deposits	$123,182	1.24%	$69,612	1.43%	$72,193	2.33%
Savings deposits	2,858	0.99	2,988	1.10	3,751	1.49
Certificates of deposit	138,791	3.39	146,595	4.60	129,313	5.20
Total deposits	$264,831	2.37%	$219,195	3.54%	$205,257	4.12%

Time Deposits of $100,000 or more with remaining maturities of (dollars in thousands):

	December 31,
	2009	2008	2007

Due in three months or less	$12,167	$21,648	$20,720
Over three through twelve months	27,274	21,122	22,686
Over twelve months through three years	5,871	8,501	11,561
Over three years	1,353	500	2,818
	$46,665	$51,771	$57,785

Certificates of Deposits by Rate and Maturity Date (dollars in thousands):

	Year Ending December 31,
	2010	2011	2012	2013	2014+	Total
At December 31, 2009:
0.00% - 0.99%	$236	$-	$-	$-	$-	$236
1.00% - 1.99%	26,860	625	-	-	-	27,485
2.00% - 2.99%	43,385	11,425	5,068	-	1,078	60,956
3.00% - 3.99%	20,934	629	5	230	97	21,895
4.00% - 4.99%	7,770	768	60	289	-	8,887
5.00% - 5.99%	6,229	3,796	403	-	-	10,428
Less fees on brokered deposits	(42)	-	-	-	-	(42)
Total certificates of deposit	$105,372	$17,243	$5,536	$519	$1,175	$129,845

	Year Ending December 31,
	2009	2010	2011	2012	2013+	Total
At December 31, 2008:
1.00% - 1.99%	$-	$-	$-	$-	$-	$-
2.00% - 2.99%	6,036	213	1	-	-	6,250
3.00% - 3.99%	51,461	17,772	476	-	223	69,932
4.00% - 4.99%	34,078	7,765	761	57	286	42,947
5.00% - 5.99%	16,316	6,192	3,749	412	-	26,669
Less fees on brokered deposits	(52)	-	-	-	-	(52)
Total certificates of deposit	$107,839	$31,942	$4,987	$469	$509	$145,746

	Year Ending December 31,
	2008	2009	2010	2011	2012+	Total
At December 31, 2007:
1.00% - 1.99%	$-	$-	$-	$-	$-	$-
2.00% - 2.99%	-	-	-	-	-	-
3.00% - 3.99%	446	504	-	-	-	950
4.00% - 4.99%	30,952	8,762	1,172	11	56	40,953
5.00% - 5.99%	77,138	15,690	6,662	4,377	408	104,275
Less fees on brokered deposits	(23)	(17)	-	-	-	(40)
Total certificates of deposit	$108,513	$24,939	$7,834	$4,388	$464	$146,138

SHORT-TERM AND LONG-TERM DEBT

Other Borrowings (dollars in thousands):
	December 31,
	2009	2008	2007

Customer repurchase agreements	$-	$-	$13,816
Federal funds purchased	-	-	4,372
FHLB of Atlanta advances	12,300	6,300	2,300
Junior subordinated debentures	3,093	3,093	3,093

	$15,393	$9,393	$23,581

Customer Repurchase Agreements.  Oceanside has sold securities under an agreement to repurchase, which effectively collateralizes overnight borrowings.  At December 31, 2009, no borrowings were outstanding and no securities were sold under agreements to repurchase.

FHLB of Atlanta Advances.  Oceanside has obtained advances from FHLB totaling $12,300,000 collateralized by Oceanside’s FHLB capital stock in the amount of $1,126,000 and a blanket lien on eligible qualifying real estate mortgage loans totaling approximately $43.3 million.  $4.3 million of the advances mature in 2010, and $8.0 million mature in 2012.  The advances have fixed interest rates ranging from 1.91% to 4.45%.

Junior Subordinated Debentures.  On September 15, 2005, Atlantic issued $3,093,000 of fixed-rate junior subordinated debentures (the “debt securities”) to Atlantic BancGroup Statutory Trust I, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of Atlantic and are due and payable in thirty years.

Other Short-term Borrowings.  Oceanside purchases federal funds for liquidity needs during the year.  At December 31, 2009, 2008, and 2007, federal fund purchases were $-0-, $-0-, and $4,372,000, respectively.

Selected Data for Other Borrowings (dollars in thousands):

	2009	2008	2007
Interest rate at end of period
Customer repurchase agreements (federal funds rate less
25 basis points)	-%	-%	4.000%
FHLB of Atlanta advances (fixed rate convertible debt)	4.450%	4.450%	4.450%
FHLB of Atlanta advances (fixed rate fixed debt)	1.910%	1.990%	-%
FHLB of Atlanta advances (fixed rate fixed debt)	2.300%	-%	-%
Junior subordinated debentures (fixed rate for five years)	5.886%	5.886%	5.886%
Other short-term borrowings (federal funds purchased)	-%	-%	4.600%

Average balances during the period
Customer repurchase agreements	$-	$10,960	$15,054
FHLB of Atlanta advances	$12,738	$4,545	$2,300
Junior subordinated debentures	$3,093	$3,093	$3,093
Other short-term borrowings (federal funds purchased)	$2	$2,445	$2,441

Weighted average interest rate
Customer repurchase agreements	-%	1.88%	4.81%
FHLB of Atlanta advances	2.74%	3.30%	4.45%
Junior subordinated debentures	5.89%	5.89%	5.89%
Other short-term borrowings (federal funds purchased)	-%	3.27%	4.64%

Short-term borrowings (customer repurchase agreements
and federal funds purchased)
Balance at end of period	$-	$-	$18,188
Weighted average interest rate at end of period	-%	-%	4.00%
Maximum amount outstanding at month end during the period	$200	$22,159	$26,184
Average amount outstanding during the period	$2	$13,405	$17,495
Weighted average interest rate during the period	-%	2.13%	4.78%

Interest Expense for Other Borrowings (dollars in thousands):

	December 31,
	2009	2008	2007
Customer repurchase agreements	$-	$206	$724
FHLB of Atlanta advances	349	149	104
Junior subordinated debentures	183	185	185
Other short-term borrowings (federal funds purchased)	-	80	113

	$532	$620	$1,126

LIQUIDITY

Our principal source of funds comes from Oceanside’s operations, including net increases in deposits, principal and interest payments on loans, and proceeds from sales and maturities of investment securities.  We use our capital resources principally to fund existing and continuing loan commitments, purchase investment securities, and meet other contractual obligations.

Liquidity management involves meeting the funds flow requirements of customers who may either be depositors wanting to withdraw funds, or borrowers needing assurance that sufficient funds will be available to meet their credit needs.  Liquid assets consist of vault cash, securities, and principal paydowns of other interest-earning assets.  Our principal sources of asset liquidity are federal funds sold and the securities portfolio, including principal paydowns from Residential mortgage pass-through securities.  In 2009, 2008, and 2007, principal paydowns from Residential mortgage pass-through securities totaled $6,778,000, $7,163,000, and $6,601,000, respectively.

Other sources of funds are principal paydowns and maturities in the loan portfolio.  The contractual loan maturity table herein illustrates the maturities of loans receivable at December 31, 2009.

We also have sources of liability liquidity that include core deposits as previously discussed and access to borrowed funds including overnight federal funds and customer repurchase agreements.  At December 31, 2009, we had approximately $10.0 million available from these sources.  As mentioned elsewhere, increased competition for all funding sources has reduced our liquidity.

At December 31, 2009, 2008, and 2007, our liquidity ratio of liquid assets to transaction deposit accounts was 25.2%, 20.5%, and 10.9%, respectively.  Management believes that our liquidity is sufficient to meet our anticipated needs.  At December 31, 2009, brokered deposits totaled $19,098,000, which represented 7.1% of total deposits.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Contractual Commitments (dollars in thousands)
	December 31,
	2009	2008	2007
Commitments to originate loans
Residential real estate	$3,630	$4,983	$8,796
Commercial real estate, construction, and land
development secured by real estate	1,186	2,186	12,099
Other unused commitments	4,548	3,311	7,462
Total commitments to originate loans	9,364	10,480	28,357
Financial standby letters of credit	1,174	1,701	2,084

Total contractual commitments	$10,538	$12,181	$30,441

Contractual Obligations (dollars in thousands)

	1 Year	Years 2	Years 4	After
	or Less	and 3	and 5	5 Years	Total

Deposits without a stated maturity	$140,139	$-	$-	$-	$140,139
Certificates of deposit and
other time deposits	105,372	22,779	1,694	-	129,845
Federal Home Loan Bank advances	4,300	8,000	-	-	12,300
Junior subordinated debentures	-	-	-	3,093	3,093
Operating leases	332	252	182	862	1,628

Total contractual obligations	$250,143	$31,031	$1,876	$3,955	$287,005

Management believes that we have adequate resources to fund all our commitments and contractual obligations. If so desired, we can adjust the rates and terms on certificates of deposit and other deposit accounts to attract deposits and fund additional commitments (subject to Consent Order restrictions).  Other alternative funding sources include additional overnight purchases of federal funds and customer repurchase agreements, if necessary.  We also maintain investments that could be liquidated if needed.

CAPITAL RESOURCES

Historically, we have placed a significant emphasis on maintaining a strong capital base.  The capital resources consist of two major components of regulatory capital, stockholders’ equity and the allowance for loan losses.  Current capital guidelines issued by federal regulatory authorities require a company to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposure related to a company’s on- and off-balance sheet items.

Risk-based capital guidelines re-define the components of capital, categorize assets into risk classes, and include certain off-balance sheet items in the calculation of capital requirements.  The components of risk-based capital are segregated as Tier 1 and total risk-based capital.  Tier 1 capital is composed of total stockholders’ equity reduced by goodwill, other intangible assets, and certain limitations on the levels of ALLL and deferred tax assets.  Total risk-based capital includes Tier 1 capital plus the allowable portion of the allowance for loan losses and any qualifying debt obligations.  Regulators also have adopted minimum requirements of 4% of Tier 1 capital and 8% of risk-adjusted assets in total capital.  However, under the Consent Order we must maintain a ratio of 11% of risk-adjusted assets to total capital.

We are also subject to leverage capital requirements.  This requirement compares capital (using the definition of Tier 1 capital) to balance sheet assets and is intended to supplement the risk-based capital ratio in measuring capital adequacy.  The guidelines set a minimum leverage ratio of 3% for depository institutions that are highly rated in terms of safety and soundness, and which are not experiencing or anticipating any significant growth.  Other depository institutions are expected to maintain capital levels of at least 1% or 2% above the minimum.  However, under the Consent Order, we must maintain an 8% Tier 1 leverage ratio.  Our actual capital amounts, capital ratios, and leverage ratios at December 31, 2009, 2008, and 2007 (Bank Only), are reflected in the table below.

Capital Ratios (dollars in thousands):
	Bank Only
	At December 31,
	2009	2008	2007
Tier 1 capital
Stockholder’s equity	$12,797	$19,899	$21,831
Plus, qualifying trust preferred securities	-	-	-
Plus, unrealized losses on AFS securities	13	1	84
Less disallowed deferred taxes for risk-based capital only	-	(845)	-
Less intangible assets	-	-	-
	12,810	19,055	21,915
Tier 2 capital
Allowable portion of allowance for loan losses and
off-balance sheet commitments	2,551	2,665	2,200

Total risk-based capital	$15,361	$21,720	$24,115

Total risk-weighted assets	$200,062	$211,883	$234,940

Tier 1 risk-based capital ratio	6.40%	8.99%	9.33%

Total risk-based capital ratio	7.68%	10.25%	10.26%

Average total assets for leverage capital purposes	$315,347	$262,982	$257,067

Tier 1 leverage ratio	4.06%	7.25%	8.53%

Accordingly, at December 31, 2009, we did not meet the capital ratios required in the Consent Order of total risk-based capital of 11% and Tier 1 leverage ratio of 8%.

Trust Preferred Securities.  On September 15, 2005, Atlantic entered into a transaction commonly referred to as trust preferred securities.  Subject to percentage limitations, the proceeds from the issuance of trust preferred securities are considered Tier 1 capital for regulatory purposes, which totaled $3.0 million (net of Atlantic’s investment in the unconsolidated subsidiary).  However, as a result of the issuance of FIN 46 and FIN 46R, the trust subsidiary is not consolidated in these financial statements, and therefore the proceeds received by Atlantic from the trust subsidiary is reported as junior subordinated debentures.  In 2005, the Federal Reserve Board ruled that, notwithstanding the deconsolidation of such trusts, junior subordinated debentures, such as those issued by Atlantic, may continue to constitute up to 25% of a bank holding company's Tier 1 capital.  During the second quarter of 2009, Atlantic discontinued paying the interest on the junior subordinated debentures and owed $109,000 at December 31, 2009.

Capital Analysis:
	For the Year Ended December 31,
	2009	2008	2007
Average equity as a percentage of average assets	5.31%	7.14%	7.30%
Equity to total assets at end of year	3.26	6.32	7.21
Return on average equity	-45.70	-10.37	7.77
Return on average assets	-2.43	-0.74	0.57
Noninterest expenses to average assets	2.85	2.94	2.59

Stockholders’ equity is adjusted for the effect of unrealized appreciation or depreciation, net of tax, on securities classified as available-for-sale.  Stockholders’ equity decreased $7,252,000 and $1,924,000 in 2009 and 2008, respectively, and increased $1,605,000 in 2007, as follows (dollars in thousands):

	2009	2008	2007

Net income (loss)	$(7,240)	$(1,927)	$1,406
Change in unrealized gains (losses) on
available-for-sale securities	(12)	83	199
Implementation of EITF 06-4 for
indexed retirement plan	-	(80)	-
	$(7,252)	$(1,924)	$1,605

Return on average equity	-45.70%	-10.37%	7.77%

The decrease in return on average equity in 2009 and 2008 is the result of lower earnings for each year due to a decrease in net interest income resulting from increased competition for deposits and lower yields on interest-earning assets and the increased allowances for loan losses to reflect higher nonperforming loans and lower collateral values particularly in the real estate market in which we operate.  For 2009, earnings were further depressed by the establishment of a deferred tax asset valuation allowance totaling $2.8 million.

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

	2009	2008	2007
Loans	$7.9	$6.6	$6.2
Unfunded loan commitments	$0.2	$0.6	$1.9
Deposits and customer repurchase agreements	$1.7	$10.1	$24.2

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

Our operations do not subject us to foreign currency exchange or commodity price risk. Also, we do not use interest rate swaps, caps, or other hedging transactions. Our overall sensitivity to interest rate risk is low due to our non-complex balance sheet.  We have implemented several strategies to manage interest rate risk that include increasing the volume of variable rate commercial loans, requiring interest rate calls on commercial loans, and maintaining a short repricing maturity for a significant portion of our investment portfolio.

The following table provides information about our financial instruments that are sensitive to changes in interest rates.  For securities, loans, and deposits, the table presents principal cash flows and related weighted average interest rates by maturity dates or repricing frequency. We have no market risk sensitive instruments entered into for trading purposes.

Interest Rate Sensitivity at December 31, 2009 (dollars in thousands):

	Under	3 to 12	Over
	3 Months	Months	1 - 5 Years	5 Years	Total

Federal funds sold	$-	$-	$-	$-	$-
Interest-bearing deposits	27,535	-	-	-	27,535
Loans(1)	57,519	23,128	97,373	15,995	194,015
Securities(2)	4,119	32	2,541	50,839	57,531

Total rate-sensitive assets	$89,173	$23,160	$99,914	$66,834	$279,081

Money market and NOW accounts(2)	$90,573	$-	$-	$11,455	$102,028
Savings accounts (2)	-	-	-	2,702	2,702
Certificates of deposit (2)	35,917	69,455	24,473	-	129,845

Total rate-sensitive liabilities	$126,490	$69,455	$24,473	$14,157	$234,575

Gap (repricing differences)	$(37,317)	$(46,295)	$75,441	$52,677	$44,506

Cumulative Gap	$(37,317)	$(83,612)	$(8,171)	$44,506

Cumulative Gap/total assets	-12.55%	-28.12%	-2.75%	14.971%

Total assets					$297,366

(1)
In preparing the table above, adjustable-rate loans were included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature.  Fixed-rate loans were scheduled according to their contractual maturities.  Nonaccrual loans of $6,715 were excluded (dollars in thousands).

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

RECENT ACCOUNTING PRONOUNCEMENTS IMPACTING FUTURE PERIODS

There are currently no pronouncements issued or that are scheduled for implementation during 2010 that are expected to have any significant impact on our accounting policies.  For a discussion of recent accounting pronouncements, see the accompanying Notes to Consolidated Financial Statements shown in Item 8.

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

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Oceanside’s earnings are dependent, to a large degree, on its net interest income, which is the difference between interest income earned on all interest-earning assets, primarily loans and securities, and interest paid on all interest-bearing liabilities, primarily deposits.  Market risk is the risk of loss from adverse changes in market prices and interest rates.  Oceanside’s market risk arises primarily from inherent interest rate risk in its lending, investing, and deposit gathering activities.  Oceanside seeks to reduce its exposure to market risk through actively monitoring and managing its interest rate risk.  Management relies upon static “gap” analysis to determine the degree of mismatch in the maturity and repricing distribution of interest-earning assets and interest-bearing liabilities which quantifies, to a large extent, the degree of market risk inherent in Oceanside’s balance sheet.  Gap analysis is further augmented by simulation analysis to evaluate the impact of varying levels of prevailing interest rates and the sensitivity of specific interest-earning assets and interest-bearing liabilities to changes in those prevailing rates.  Simulation analysis consists of evaluating the impact on net interest income given changes from 100 - 400 basis points below the current prevailing rates to 100 - 400 basis points above the current prevailing rates.  Management makes certain assumptions as to the effect varying levels of interest rates have on certain interest-earning assets and interest-bearing liabilities, which consider both historical experience and consensus estimates of outside sources.

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

Change in Prevailing Interest Rates	Change in Net Interest Margin (Basis Points)
	Next 12 months	Next 24 months

+ 400 basis points	-60	-63
+ 300 basis points	-44	-47
+ 200 basis points	-30	-32
+ 100 basis points	-12	-11
Prevailing rates	-	-
- 100 basis points	+10	+7
- 200 basis points	+12	+0
- 300 basis points	+12	-12
- 400 basis points	+7	-27
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Atlantic BancGroup, Inc.
  and Subsidiaries
Jacksonville Beach, Florida

We have audited the consolidated balance sheets of Atlantic BancGroup, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic BancGroup, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant losses from operations and capital has been significantly depleted due to the economic downturn. This raises substantial doubt about the Company’s ability to continue as a going concern.  Management plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Albany, Georgia
April 15, 2010

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in Thousands, Except Per Share Data)
ASSETS
Cash and due from banks	$3,548	$16,923
Interest-bearing deposits	27,535	154
Federal funds sold	-	100
Total cash and cash equivalents	31,083	17,177

Investment securities, available-for-sale	42,542	14,870
Investment securities, held-to-maturity (market value of $14,748 in 2009
and $14,898 in 2008)	14,989	15,536
Restricted stock, at cost	1,151	955
Loans, net	194,187	203,030
Bank premises and equipment	3,366	3,583
Other real estate owned	1,727	3,421
Accrued interest receivable	1,089	1,051
Deferred income taxes	708	2,003
Investment in unconsolidated subsidiary	93	93
Cash surrender value of bank-owned life insurance	5,097	4,886
Other assets	1,334	1,368

Total assets	$297,366	$267,973

LIABILITIES
Deposits:
Noninterest-bearing	$35,409	$43,017
Interest-bearing	234,575	196,827
Total deposits	269,984	239,844

Other borrowings:
Long-term debt	15,393	9,393
Total other borrowings	15,393	9,393
Accrued interest payable	299	321
Other liabilities	2,010	1,483
Total liabilities	287,686	251,041

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 2,000,000 shares, none issued and outstanding	-	-
Common stock, $0.01 par value, authorized 10,000,000 shares, issued
and outstanding 1,247,516 shares in 2009 and 2008	12	12
Additional paid-in capital	11,788	11,788
Retained earnings (deficit)	(2,107)	5,133
Accumulated other comprehensive loss:
Net unrealized holding losses on securities	(13)	(1)
Total stockholders’ equity	9,680	16,932

Total liabilities and stockholders’ equity	$297,366	$267,973

Book value per common share	$7.76	$13.57

Common shares outstanding	1,247,516	1,247,516

See accompanying notes to consolidated financial statements.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2009	2008
	(Dollars in Thousands, Except Per Share Data)
INTEREST INCOME
Interest and fees on loans	$12,354	$13,637
Taxable interest income on investment securities and
interest bearing deposits in banks	875	989
Tax-exempt interest income on investment securities	665	674
Interest on federal funds sold	1	35
Total interest income	13,895	15,335

INTEREST EXPENSE
Interest on deposits	6,268	7,770
Short-term borrowings	-	286
Long-term borrowings	532	334
Total interest expense	6,800	8,390

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,095	6,945

PROVISION FOR LOAN LOSSES	6,268	4,424

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	827	2,521

NONINTEREST INCOME
Fees and service charges on deposit accounts	611	688
Other fee income for banking services	146	162
Mortgage banking fees	-	17
Income from bank-owned life insurance	229	221
Dividends on restricted stock and trust-preferred securities	7	37
Gain (loss) on sale of foreclosed assets	(142)	4
Realized gain on securities	56	346
Loss on restricted stock	(179)	-
Other income	23	34
Total noninterest income	751	1,509

NONINTEREST EXPENSES
Salaries and employee benefits	2,846	3,128
Expenses of bank premises and fixed assets	1,029	1,092
Other operating expenses	4,616	3,429
Total noninterest expenses	8,491	7,649

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(6,913)	(3,619)

PROVISION (BENEFIT) FOR INCOME TAXES	327	(1,692)

NET LOSS	(7,240)	(1,927)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on securities arising during period, net of
income tax benefit (expense) of $7 in 2009 and $(51) in 2008 (see Note 3)	(12)	83

COMPREHENSIVE LOSS	$(7,252)	$(1,844)

AVERAGE COMMON SHARES OUTSTANDING
Basic and fully diluted	1,247,516	1,247,516

LOSS PER SHARE
Basic and fully diluted	$(5.80)	$(1.54)

See accompanying notes to consolidated financial statements.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	(Deficit)	Loss	Equity
	(Dollars in Thousands)

Balance, December 31, 2007	1,247,516	$12	$11,788	$7,140	$(84)	$18,856

Cumulative effect adjustment recorded
as of January 1, 2008, for
implementation of EITF 06-4
(See Notes 1 and 9)	-	-	-	(80)	-	(80)

Comprehensive income (loss):
Net loss	-	-	-	(1,927)
Change in net unrealized
holding gains on securities	-	-	-	-	83

Total comprehensive loss	-	-	-	-	-	(1,844)

Balance, December 31, 2008	1,247,516	12	11,788	5,133	(1)	16,932

Comprehensive income (loss):
Net loss	-	-	-	(7,240)
Change in net unrealized
holding losses on securities	-	-	-	-	(12)

Total comprehensive loss	-	-	-	-	-	(7,252)

Balance, December 31, 2009	1,247,516	$12	$11,788	$(2,107)	$(13)	$9,680

See accompanying notes to consolidated financial statements.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,240)	$(1,927)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Provision for loan losses	6,268	4,424
Depreciation and amortization	252	313
Net premium amortization and discount accretion	385	(24)
Gain on sale of investment securities	(56)	(346)
(Gain) loss on sale of foreclosed assets	142	(4)
Deferred income taxes	1,295	(1,007)
Policy income from bank-owned life insurance	(211)	(206)
Pension expense from director and management benefit plans	275	295
Write-down of other real estate owned	586	315
Loss on restricted stock	179	-
Decrease in accrued interest receivable and other assets	225	526
Increase (decrease) in accrued interest payable and other liabilities	230	(99)
Net cash provided by operating activities	2,330	2,260

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:
Purchases	(43,567)	(9,346)
Proceeds from sales	8,383	12,751
Calls and maturities	389	610
Principal repayments on mortgage-backed investment securities	6,778	7,163
Securities held-to-maturity:
Calls	544	220
Purchases of restricted stock	(375)	(209)
Increase in loans	1,840	(11,282)
Proceeds from sale of other real estate owned	1,479	2,302
Purchases of bank premises and equipment	(35)	(113)
Net cash provided by (used in) investing activities	(24,564)	2,096

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in deposits:
Noninterest-bearing	(7,608)	15,739
Interest-bearing	37,748	6,614
Proceeds from other borrowings, net of repayments	6,000	(14,188)
Net cash provided by financing activities	36,140	8,165

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,906	12,521

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,177	4,656

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,083	$17,177

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash received during the year for interest and dividends	$13,864	$15,859
Cash paid during the year for interest	$6,822	$8,453
Cash paid (received) during the year for income taxes	$(693)	$46

NONCASH TRANSACTIONS
Loans transferred to foreclosed real estate during the year	$513	$5,719
Increase in cash surrender value of bank-owned life insurance	$229	$220
Increase in deferred compensation arrangements	$275	$295
Net change in unrealized holding gains (losses) on securities
available-for-sale, net of income taxes	$(12)	$83

See accompanying notes to consolidated financial statements.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

General - Atlantic BancGroup, Inc. (the “Holding Company”) is a bank holding company registered with the Federal Reserve and owns 100% of the outstanding stock of Oceanside Bank (“Oceanside”).  Oceanside is a Florida state-chartered commercial bank, which opened July 21, 1997.  Oceanside’s deposits are insured by the Federal Deposit Insurance Corporation.  The Holding Company’s primary business activities are the operations of Oceanside, and it operates in only one reportable industry segment:  banking.  Collectively, the entities are referred to as “Atlantic.”  In 2008, Oceanside formed and began operating a subsidiary, S. Pt. Properties, Inc., for the sole purpose of managing a single real estate property acquired through foreclosure.  In 2009, Oceanside formed and began operating two subsidiaries, Parman Place, Inc. and East Arlington, Inc., for the sole purpose of each managing a single real estate property acquired through foreclosure.

Regulatory Action - Effective January 7, 2010, Oceanside entered into a Stipulation to the Issuance of a Consent Order (“Stipulation”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Florida Office of Financial Regulation (the “OFR”).  Pursuant to the Stipulation, Oceanside has consented, without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation, to the issuance of a Consent Order by the FDIC and the OFR, also effective as of January 7, 2010.

The Consent Order represents an agreement among Oceanside, the FDIC, and the OFR as to areas of Oceanside’s operations that warrant improvement and presents a plan for making those improvements.  The Consent Order imposes no fines or penalties on Oceanside.  A summary of the Consent Order follows:

•
Oceanside’s Board of Directors is required to increase its participation, approve a management plan for the purpose of providing qualified management for Oceanside, and provide more detailed management reports.

•
During the life of the Consent Order, Oceanside shall not add any individual to Oceanside’s Board of Directors or employ any individual as a senior executive officer without the prior non-objection of the FDIC and the OFR.

•
Within 90 days of the effective date of the Consent Order and, thereafter, during the life of the Consent Order, Oceanside shall achieve and maintain a Tier 1 Leverage Capital Ratio of not less than 8% and a Total Risk Based Capital Ratio of not less than 11%.  In the event such ratios fall below such levels, Oceanside shall notify the FDIC and the OFR and shall increase capital in an amount sufficient to reach the required ratios within 90 days of such notice.

•	Oceanside shall also be required to maintain a fully funded Allowance for Loan and Lease Losses (“ALLL”), the adequacy of which shall be satisfactory to the FDIC and the OFR.
•
Oceanside must review, revise, and adopt its written liquidity, contingency funding, and funds management policy to provide effective guidance and control over Oceanside’s funds management activities.  Oceanside must also implement adequate models for managing liquidity; and, calculate monthly the liquidity and dependency ratios

•
Throughout the life of the Consent Order, Oceanside shall not accept, renew, or rollover any brokered deposit, and comply with the restrictions on the effective yields on deposits exceeding national averages.

•
While the Consent Order is in effect, Oceanside shall notify the FDIC and the OFR, at least, 60 days prior to undertaking asset growth in excess of 10% or more per annum or initiating material changes in asset or liability composition.

•
While the Consent Order is in effect, Oceanside shall not declare or pay dividends, interest payments on subordinated debentures or any other form of payment representing a reduction in capital without the prior written approval of the FDIC and the OFR.

•
While the Consent Order remains in effect, Oceanside shall, within 30 days of the receipt of any official Report of Examination, eliminate from its books any remaining balance of any assets classified “Loss” and 50% percent of those classified “Doubtful”, unless otherwise approved in writing by the FDIC and the OFR.  Within 60 days from the effective date of the Consent Order, Oceanside shall formulate a plan, subject to approval by the FDIC and the OFR, to reduce Oceanside’s risk exposure in each asset, or relationship in excess of $500,000 classified “Substandard” by the FDIC in November 2008.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

•
Oceanside shall also reduce the aggregate balance of assets classified “Substandard” by the FDIC in November 2008, in accordance with the following schedule: (i) within 90 days to not more than 100% of Tier 1 capital plus the ALLL; (ii) within 180 days to not more than 85% of Tier 1 capital plus the ALLL; (iii) within 270 days to not more than 60% of Tier 1 capital plus the ALLL; and (iv) Within 360 days to not more than 50% of Tier 1 capital plus the ALLL.  Oceanside is on schedule to meet the first and second targeted goals.  Oceanside anticipates needing to increase its Tier 1 capital or successfully work out an appropriate amount of “Substandard” assets to meet the third and fourth targeted ratios.

•
Beginning with the effective date of the Consent Order, Oceanside shall not extend any credit to, or for the benefit of, any borrower who has a loan that has been charged off or classified “Loss” or “Doubtful” and is uncollected.  Additionally, during the life of the Consent Order, Oceanside shall not extend, directly or indirectly, any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from Oceanside that has been classified “Substandard”, and is uncollected, unless Oceanside documents that such extension of credit is in Oceanside’s best interest.

•	Within 30 days from the effective date of the Consent Order, Oceanside will engage a loan review analyst who shall review all loans exceeding $500,000.
•
Within 60 days from the effective date of the Consent Order, Oceanside shall revise, adopt, and implement a written lending, underwriting, and collection policy to provide effective guidance and control over Oceanside’s lending function.  In addition, Oceanside shall obtain adequate and current documentation for all loans in Oceanside’s loan portfolio.  Within 30 days from the effective date of the Consent Order, the Board shall adopt and implement a policy limiting the use of loan interest reserves to certain types of loans.

•
Within 60 days from the effective date of the Consent Order, Oceanside shall perform a risk segmentation analysis with respect to the any other concentration deemed important by Oceanside. The plan shall establish appropriate commercial real estate (“CRE”) lending risk limits and monitor concentrations of risk in relation to capital.

•
Within 30 days from the effective date of the Consent Order, Oceanside shall formulate and fully implement a written plan and a comprehensive budget.  Within 60 days from the effective date of the Consent Order, Oceanside shall prepare and submit to the FDIC and the OFR for comment a business strategic plan covering the overall operation of Oceanside.

•
Within 30 days of the end of each calendar quarter following the effective date of the Consent Order, Oceanside shall furnish written progress reports to the FDIC and the OFR detailing the form, manner, and results of any actions taken to secure compliance.

Oceanside is in the process of evaluating and developing responses, policies, procedures, analyses, and training to address matters enumerated in the Consent Order.  In management’s opinion, many of the cited criticisms have been addressed or Oceanside is no longer engaged in the activity.

Oceanside did not meet the April 7, 2010, deadline to raise additional capital as required by the Consent Order.  However, the Holding Company is exploring strategic alternatives intended to result in attaining such capital ratios during 2010.

On March 26, 2010, the Holding Company entered into a mutual agreement (“Written Agreement”) with the Federal Reserve Bank of Atlanta (the "Reserve Bank") to maintain the financial soundness of the Holding Company so that the Holding Company may serve as a source of strength to Oceanside.  The Holding Company and the Reserve Bank agree as follows:

•
The Holding Company shall not declare or pay any dividends without the prior written approval of the Reserve Bank and the Director of the Division of Banking Supervision and Regulation (the "Director") of the Board of Governors of the Federal Reserve System (the "Board of Governors").

•
The Holding Company shall not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without the prior written approval of the Reserve Bank.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

•
The Holding Company and its nonbank subsidiary shall not make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without the prior written approval of the Reserve Bank and the Director.

•
The Holding Company and any nonbank subsidiary shall not, directly or indirectly, incur, increase, or guarantee any debt without the prior written approval of the Reserve Bank. All requests for prior written approval shall contain, but not be limited to, a statement regarding the purpose of the debt, the terms of the debt, and the planned source(s) for debt repayment, and an analysis of the cash flow resources available to meet such debt repayment.

•	The Holding Company shall not, directly or indirectly, purchase or redeem any shares of its stock without the prior written approval of the Reserve Bank.
•
In appointing any new director or senior executive officer, or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position, the Holding Company shall comply with the notice provisions of section 32 of the FDI Act (12 U.S.C. § 1831i) and Subpart H of Regulation Y of the Board of Governors (12 C.F.R. §§ 225.71 et seq.).

•
The Holding Company shall comply with the restrictions on indemnification and severance payments of section 18(k) of the FDI Act (12 U.S.C. § 1828(k)) and Part 359 of the Federal Deposit Insurance Corporation's regulations (12 C.F.R. Part 359).

•
Within 30 days after the end of each calendar quarter following the date of this Written Agreement, the board of directors shall submit to the Reserve Bank written progress reports detailing the form and manner of all actions taken to secure compliance with the provisions of this Written Agreement and the results thereof, and a parent company only balance sheet, income statement, and, as applicable, report of changes in stockholders' equity.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed assets, the realization of deferred tax assets, other-than-temporary impairments of securities, and the fair value of financial instruments.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

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

Atlantic has recorded a deferred tax asset (net of valuation allowances) to recognize the future income tax benefit of operating losses incurred for tax years 2009 and 2008.  Management believes that the tax benefits on the net operating loss carry forwards will be utilized when Atlantic returns to profitability.  Generally, the net operating losses can be carried forward for up to 20 years.

On November 6, 2009, the “Worker, Homeownership, and Business Assistance Act of 2009” was signed into law, which relaxed the net operating loss carryback rules.  As a result of this law, Atlantic was able to carryback net operating losses to obtain an estimated tax refund of $1.035 million.

In estimating the carrying value of deferred tax assets, management considered the cumulative loss position, projected taxable income, and available tax strategies in developing the analysis of any required deferred income tax asset valuation as of December 31, 2009 and 2008.

For the year ended December 31, 2009:
Cumulative losses in recent quarters suggested the need for a valuation allowance.  However, management believed that this negative evidence was partially offset by the following positive evidence, which mitigated the need for reducing the carrying value (net of valuation allowances) to zero:

•
Atlantic has a prior history of taxable earnings prior to losses that began in 2008. Since inception in 1997, Atlantic has reported taxable income in 10 of 12 years through 2008, with cumulative taxable income of nearly $9.0 million through 2008.

•
Atlantic has reported and believes that changes have been made to allow Atlantic to return to a taxable earnings position, including reductions in payroll and other operating costs.  Within the next 2-5 years, internal projections indicate that book and taxable income are more likely than not to return to levels approaching those prior to 2008.

•
Management has received and considered offers to purchase two of its branch locations and relocate to leased space (or lease-back its existing facilities).  While the sale-leaseback would not likely generate significant book income immediately, the taxable income was projected to exceed $1.3 million.

•	Management and the Board of Directors have discussed a tax strategy that would generate taxable income of approximately $1.2 from the liquidation of bank-owned life insurance policies.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

•	Converting tax-exempt investment income to taxable investment income, which could increase taxable income by almost $1.0 million and book income by $0.4 million.
•	Repurchase of junior subordinated debentures at a discount.
•	Termination of all or a portion of the Bank’s deferred compensation plan, which would generate up to $1.6 million in book taxable income and reduce the deferred tax asset by $0.6 million.
Based on the above analysis, management believes it is more likely than not that Atlantic will realize the deferred tax asset of $0.7 million at December 31, 2009 (net of a valuation allowance of $2.8 million) through future operating income and implementation of certain tax strategies.

For the year ended December 31, 2008:
Management considered the cumulative losses in 2008 and the anticipated net operating loss for 2009 when determining whether or not to provide a valuation allowance on the deferred tax asset.  The economic conditions and Atlantic’s level of non-performing assets were taken into consideration as well, which at December 31, 2009, had stabilized.

At December 31, 2008, management believed that the negative evidence was outweighed by certain positive evidence.  Atlantic had a prior history of earnings outside of the recent losses and believed that changes had been made to allow Atlantic to return to an earnings position, including reductions in payroll and other operating costs.  At that time, management believed it was more likely than not that Atlantic would realize the deferred tax asset through future operating income.  Accordingly, no deferred tax valuation allowance was recorded at December 31, 2008.

Accounting Hierarchy - In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that restructured generally accepted accounting principles (“GAAP”) and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP.  The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”).  The new structure is effective for interim and annual periods ending after September 15, 2009.  All existing standards have been superseded and all other accounting literature not included is considered nonauthoritative.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  The adoption of this standard did not have a material impact on Atlantic’s results of operations or financial position.

Cash and Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, and federal funds sold, all of which mature within ninety days.  At December 31, 2009 and 2008, interest-bearing deposits includes $438,000 and $154,000, respectively, of deposits in the Federal Home Loan Bank.

Oceanside is required by law or regulation to maintain cash reserves on hand or with the Federal Reserve Bank of Atlanta.  The minimum reserve balances were approximately $1,834,000 and $1,664,000 at December 31, 2009 and 2008, respectively.

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

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

Equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in noninterest income.  During 2009 and 2008, Atlantic did not engage in trading securities.

The FASB recently issued accounting guidance related to the recognition and presentation of other-than-temporary impairment (FASB ASC 320-10).  See the Recent Accounting Pronouncements section for additional information.

Prior to the adoption of the recent accounting guidance on April 1, 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  As of December 31, 2009, no securities were determined to have other than a temporary decline in fair value below cost.

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

Restricted Stock - At December 31, 2009 and 2008, Oceanside owned Federal Home Loan Bank stock, carried at cost, totaling $1,126,000 and $751,000, respectively.  The stock is considered restricted, and the amount is required to be maintained based on a percentage of Oceanside’s total assets.  Oceanside also maintained stock, carried at cost, as a condition of its correspondent banking relationship with one bank (two banks at December 31, 2008) totaling $25,000 and $204,000 at December 31, 2009 and 2008, respectively.  During 2009, Oceanside recognized a $179,000 loss on restricted stock owned at December 31, 2008, issued by one of the correspondent banks that was taken over by the FDIC during 2009.

Loans Held-for-Sale - Residential loans held-for-sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements.  Gains and losses resulting from sales of residential mortgage loans are recognized when Atlantic funds the loan and has a commitment from the purchaser.  Atlantic had no significant loans held-for-sale as of December 31, 2009 or 2008.  Loans originated for sale in 2008 totaled $11.6 million.  The income from mortgage banking operations totaled $17,000 for 2008.  There were no loans originated or income from mortgage banking operations in 2009.

Oceanside originates loans with a guaranty from the Small Business Administration (“SBA”).  Oceanside does not classify SBA loans (or the SBA-guaranteed portion) as held-for-sale, as the intent is to generally hold SBA loans to maturity in Oceanside’s held-for-investment portfolio.  There were no sales of SBA loans in 2009 or 2008.  Typically, if an SBA loan is sold, no loan servicing is retained by Oceanside.

Loans Held-for-Investment - Loans originated with the intent and ability to hold for the foreseeable future or until maturity or payoff are categorized as loans held-for-investment.  These loans are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or capitalized costs.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

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
DECEMBER 31, 2009 AND 2008

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

Foreclosed Assets (Including Other Real Estate Owned) - Assets acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the foreclosed asset is carried at the lower of carrying amount or fair value less cost to sell.  Subsequent changes in value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the foreclosed assets at the time of the transfer.  Revenue and expenses from operations and changes in the valuation allowance are included in other operating expenses.  At December 31, 2009 and 2008, foreclosed assets including repossessed vehicles and other assets totaled $-0- and $75,000, respectively, and other real estate owned of $1,727,000 and $3,421,000, respectively.

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

Benefit Plans - Costs associated with the savings incentive plan (see Note 9) are charged to salaries and employee benefits expense when accrued.  The accounting for income and costs associated with the director and management benefit plans is more fully described at Note 9.

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

Comprehensive Income - ASC 220, Comprehensive Income, establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements.  ASC 220 was issued to address concerns over the practice of reporting elements of comprehensive income directly in equity.  In accordance with the provisions of ASC 220, Atlantic has included in the accompanying consolidated financial statements comprehensive income resulting from such activities.  Comprehensive income (loss) consists of the net income (loss) and net unrealized gains (losses) on investment securities available-for-sale.

These amounts are reported net of the income tax benefit (expense) less any related allowance for realization.  Also, accumulated other comprehensive income (loss) is included as a separate disclosure within the Consolidated Statements of Stockholders’ Equity in the accompanying consolidated financial statements.

Computation of Per Share Earnings - Basic earnings (losses) per share (“EPS”) amounts are computed by dividing net earnings (losses) by the weighted average number of common shares outstanding for the years ended December 31, 2009 and 2008.  Diluted EPS are computed by dividing net earnings (losses) by the weighted average number of shares and all dilutive potential shares outstanding during the period.  Atlantic has no dilutive potential shares outstanding for 2009 or 2008.  The following information was used in the computation of EPS on both a basic and diluted basis for the years ended December 31, 2009 and 2008 (dollars in thousands except per share data):

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

	For the Years Ended December 31,
	2009	2008
Basic EPS computation:
Numerator - Net income (loss)	$(7,240)	$(1,927)
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic EPS	$(5,80)	$(1.54)

Diluted EPS computation:
Numerator - Net income (loss)	$(7,240)	$(1,927)
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Diluted EPS	$(5.80)	$(1.54)

Advertising and Business Development - Atlantic expenses advertising and business development costs as incurred. Advertising and business development costs for 2009 and 2008 as included in other operating expenses were $95,000 and $145,000, respectively.

Guarantees - ASC 460, Guarantees, requires certain guarantees to be recorded at fair value.  In general, ASC 460 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability, or an equity security of the guaranteed party.  Atlantic has not begun recording a liability and an offsetting asset for the fair value of any standby letters of credit because Interpretation 45 was not material to the financial condition or results of operations of Atlantic.  Interpretation 45 also requires certain disclosures, even when the likelihood of making any payments under the guarantee is remote.  These disclosures are included in Note 9.

Recent Accounting Pronouncements - In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810, Consolidation , which amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements.  The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on Atlantic’s financial statements.

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures.  This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  The adoption of this new guidance did not have a material effect on Atlantic’s results of operations or financial position.

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance is effective for interim and annual periods ending after June 15, 2009.  Atlantic has presented the necessary disclosures in Note 14 herein.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments - Debt and Equity Securities , which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  This guidance is effective for interim and annual periods ending after June 15, 2009.  Atlantic has presented the necessary disclosures in Note 14 herein.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  Atlantic is currently evaluating the impact of this standard on Atlantic’s financial condition, results of operations, and disclosures.

The FASB issued new authoritative accounting guidance under ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  The new authoritative accounting guidance under ASC Topic 855 is effective for periods ending after June 15, 2009.  The required disclosures are provided in Note 1 below.

Emerging Issues Task Force (EITF) Issue No. 06-4, “Accounting for Deferred Compensation and Post-retirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”  EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods.  Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee.  Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement.  If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Post-retirement Benefits Other Than Pensions.”  Atlantic adopted EITF 06-4 on January 1, 2008, as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $80,979.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies.  Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to Atlantic’s consolidated financial statements.

Subsequent Events - During 2009, Atlantic adopted ASC 855, Subsequent Events, that addresses events which occur after the balance sheet date but before the issuance of financial statements.  Under ASC 855, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date.

Reclassification of Comparative Amounts - Certain comparative amounts for prior years have been reclassified to conform to current-year presentations.  Such reclassifications did not affect net income or retained earnings.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 - REGULATORY OVERSIGHT, CAPITAL ADEQUACY, OPERATING LOSSES, AND MANAGEMENT’S PLANS

As a result of the extraordinary effects of what may ultimately be the worst economic downturn since the Great Depression, the capital of Atlantic and Oceanside have been significantly depleted.  The combined losses in 2009 and 2008 of $9.2 million recorded by Atlantic were attributable to significant increases in the provision for credit losses, write-downs on nonperforming assets, the establishment of a valuation reserve against Atlantic’s deferred tax asset, and the reduced loan interest and fee income and higher costs associated with nonperforming loans and other real estate owned.  The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover. As a result, we cannot assure you that we will be able to resume profitable operations in the near future, or at all.

We have determined that significant additional sources of capital or the implementation of strategies to enhance existing capital will be required for us to resume profitable operations beyond 2010.  Atlantic’s Board of Directors has formed a strategic planning committee.  The committee has hired an investment banking firm to seek all strategic alternatives to enhance the stability of Atlantic including a capital investment, sale, strategic merger, or some form of restructuring.  We are exploring other options to restructure our balance sheet to generate income and capital.  There can be no assurance that Atlantic will succeed in these efforts and be able to comply with the new regulatory requirements.  In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to our current stockholders and could adversely affect the price of our common stock.  If Atlantic does not comply with mandated capital requirements, the regulators could take additional enforcement action against the Holding Company and Oceanside.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of any regulatory action, which would affect our ability to continue as a going concern.

Based upon the financial condition of Oceanside, and subsequent correspondence and discussions with the FDIC, we have entered into a Consent Order that has been described in detail at Note 1.  Based on our budget approved in our most recent strategic planning session of the Board of Directors, we need approximately $1-2 million in capital to achieve and maintain the adequately capitalized status during 2010.  To achieve the capital levels mandated by the Consent Order, we must increase our capital $13-$15 million, which may come from a combination of raising new capital and/or restructuring our balance sheet.  Besides our efforts to raise additional capital, we have identified up to $4 million in other changes that may improve our capital ratios including eliminating our bank owned life insurance, reducing or eliminating certain retirement benefits, and the potential sale of assets.  In order to improve our Tier 1 leverage ratio, we may also shrink our total assets.

Atlantic’s short term capital plan is to improve our risk-based capital ratios to keep Oceanside adequately capitalized during 2010, based on Tier 1 leverage ratio requirements.  This may be achieved by raising additional capital or successfully executing other strategies.   While capital has been difficult to raise, community banks in our local market have successfully raised capital in 2009 and 2010.

Our losses in 2009 and 2008 were largely due to the rapid deterioration in the credit quality of a few of our loans secured by real estate.  While we cannot predict the timing of any recovery in our local market and unemployment remains at high levels, some improvements have been noted as follows:

•
Our level of past due loans at year-end 2009 have improved from year-end 2008, with an overall reduction of $2.2 million of which $1.8 million is attributable to the 30-89 days past due category - possibly a lending indicator of a reduction in future charge-offs.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2 - REGULATORY OVERSIGHT, CAPITAL ADEQUACY, OPERATING LOSSES, AND MANAGEMENT’S PLANS (Continued)

•
A significant portion of our 2009 and 2008 charge-offs and expenses related to two projects and one single family residence.  Approximately 68% of the total charge-offs of $6.4 million in 2009 and 2008 were attributable to one multifamily project and a single family residence.  Specifically identified expenses related to the multifamily project and other real estate owned reduced earning by $1.2 million in 2009 and $0.8 million in 2008.

•
Despite recording net charge-offs of $6.3 million during 2009 and 2008, we increased our allowance for loan losses to 3.25% of total loans.  The allowance for loan losses covers over 97% of our nonperforming loans at December 31, 2009.  If the economy improves, the level of future additions to these reserves may subside, which will likely improve our capital ratios as the overall credit risks decline.

•
In 2009, we took a noncash charge to earnings of $2.8 million to establish a valuation allowance for our deferred tax assets.  While Atlantic has a history of earnings prior to 2008, accounting practices limit our continued recognition of the deferred tax assets in 2009.  We expect to be able to utilize some or all of these benefits once the current economic cycle improves and we return to our historical profit levels.

•
Beginning in the fourth quarter of 2009 and continuing into 2010, we have been reducing Oceanside’s total assets.  Our unaudited and preliminary results at March 31, 2010, show Oceanside’s total bank-only assets at $286.1 million, a reduction of $11.3 million from December 31, 2009.  This contributed to an increase in our Tier 1 leverage ratio from 4.06% to 4.32%.

•
Atlantic is exposed to the weakened real estate conditions in the Florida markets of Duval and St. Johns Counties.  Atlantic believes the challenging market conditions are primarily attributable to a regional softening in demand for real estate assets as well as an oversupply of residential and commercial properties, particularly within Atlantic’s local markets.  However, existing home sales by area realtors have increased substantially and this decrement in existing real estate inventories, if sustained, may drive improvement in the regional economy during the coming year.  For comparison, 2009 single-family, existing homes and condominiums increased 21% and 38% over 2008 levels.  While some trends have stabilized or have begun to show improvement, we remain susceptible to rising unemployment rates for the region that are expected to remain relatively high through 2010.

Although no assurances can be given that we will successfully implement our plans, that economic conditions will improve, and/or losses will return to pre-2008 levels, we are confident that certain actions that we can control will improve our capital ratios in 2010.

[Remainder of page left intentionally blank.]

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 3 - INVESTMENT SECURITIES

Our investment securities consist of residential real estate mortgage investment conduits (“REMICs”) and residential mortgage pass-through securities (“MBS”) all of which are issued or guaranteed by U.S. Capital Government agencies such as FNMA, FHLMC, and GNMA.  The amortized cost and estimated fair value of instruments in debt and equity securities at December 31, 2009 and 2008, follow (dollars in thousands):

	December 31, 2009				December 31, 2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale
REMICs	$134	$3	$-	$137	$2,700	$5	$(6)	$2,699
MBS	42,428	217	(240)	42,405	12,171	40	(40)	12,171
	42,562	220	(240)	42,542	14,871	45	(46)	14,870
Held-to-maturity
State, county and
municipal bonds	14,989	154	(395)	14,748	15,536	133	(771)	14,898
Total investment securities	$57,551	$374	$(635)	$57,290	$30,407	$178	$(817)	$29,768

Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
December 31, 2009:
Available-for-Sale
REMICs	$-	$-	$-	$-	$-	$-
MBS	(240)	23,020	-	-	(240)	23,020
	$(240)	$23,020	$-	$-	$(240)	$23,020
Held-to-Maturity
State, county, and municipal bonds	$(165)	$4,763	$(230)	$2,867	$(395)	$7,630

December 31, 2008:
Available-for-Sale
REMICs	$(6)	$927	$-	$-	$(6)	$927
MBS	(40)	10,881	-	-	(40)	10,881
	$(46)	$11,808	$-	$	$(46)	$11,808
Held-to-Maturity
State, county, and municipal bonds	$(393)	$6,590	$(378)	$3,868	$(771)	$10,458

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

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 3 - INVESTMENT SECURITIES (Continued)

The following is a summary of the effects on the Consolidated Statements of Stockholders’ Equity at December 31, 2009 and 2008 (dollars in thousands):

	2009	2008

Gross unrealized losses on investment securities available-for-sale	$(20)	$(1)
Deferred tax benefit on unrealized losses	7	-
Balance, December 31	$(13)	$(1)

The following presents the net change in unrealized gains or losses on investment securities available-for-sale that are shown as a component of stockholders’ equity and comprehensive income (loss) for the years ended December 31, 2009 and 2008 (dollars in thousands):

	2009	2008

Unrealized holding gains on investment securities arising during period	$37	$480
Less: reclassification adjustment for gains included in net loss	(56)	(346)
Other comprehensive income (loss), before tax	(19)	134
Income tax benefit (expense) related to items of other comprehensive income (loss)	7	(51)
Other comprehensive income (loss), net of tax	$(12)	$83

Gross gains and losses on sales of investment securities in 2009 totaled $56,000 and $-0-, respectively.  Gross gains and losses on sales of investment securities in 2008 totaled $346,000 and $-0-, respectively.

At December 31, 2009, securities with a carrying value of $1,497,000 and fair value of $1,443,000 were pledged to secure deposits of public funds from the state of Florida and treasury tax and loan deposits with the Federal Reserve.  Securities were pledged as collateral for Federal Reserve Borrowings and to secure public funds from the State of Florida, Federal Reserve discount window, and treasury tax and loan deposits in 2009 and 2008.  The amortized cost of these securities was $5,656,000 and $5,023,000, respectively, and the fair values of these pledged securities were $5,461,000 and $4,711,000 respectively, as of December 31, 2009 and 2008.

There were no securities of a single issuer (which were non-governmental or non-government sponsored) that exceeded 10% of stockholders’ equity at December 31, 2009 or 2008.

The cost and estimated fair value of debt and equity securities at December 31, 2009 and 2008, by contractual maturities, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2009:
Due in one year or less	$3,045	$3,104	$-	$-
Due after one through five years	4,973	5,086	271	286
Due after five through ten years	20,746	20,595	1,163	1,218
Due after ten years	13,798	13,757	13,555	13,244
	$42,562	$42,542	$14,989	$14,748

December 31, 2008:
Due in one year or less	$639	$639	$-	$-
Due after one through five years	1,074	1,075	-	-
Due after five through ten years	3,067	3,096	1,010	1,044
Due after ten years	10,091	10,060	14,526	13,854
	$14,871	$14,870	$15,536	$14,898

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 4 - LOANS AND FORECLOSED ASSETS

The loan portfolio at December 31, 2009 and 2008, is composed of the following (dollars in thousands):

	2009	2008
Real estate loans
Construction, land development, and other land	$32,455	$39,135
1-4 family residential	56,900	57,814
Multifamily residential	2,902	4,481
Commercial	93,455	88,762
Total real estate loans	185,712	190,192
Commercial loans	11,703	13,314
Consumer and other loans	3,315	3,548
Total loan portfolio	200,730	207,054
Less, deferred fees and other	(12)	(25)
Less, allowance for loan losses	(6,531)	(3,999)
Loans, net	$194,187	$203,030

At December 31, 2009 and 2008, fixed-rate loans (excluding nonaccrual loans) with maturities (or repricing) over one year totaled approximately $78.5 million and $33.3 million, respectively.

The following is a summary of the transactions in the allowance for loan losses (dollars in thousands):

	2009	2008

Balance, beginning of period	$3,999	$2,169
Provisions charged to operating expenses	6,268	4,424
Loans charged-off	(3,761)	(2,615)
Recoveries	25	21
Balance, end of period	$6,531	$3,999

The following is a summary of information pertaining to impaired, nonaccrual, past due, and restructured loans (dollars in thousands):

	December 31,
	2009	2008

Loans evaluated for impairment with a measured impairment	$16,061	$13,050
Loans evaluated for impairment without a measured impairment	14,788	15,433
Total impaired loans	$30,849	$28,483
Valuation allowance related to impaired loans	$4,380	$1,717
Nonaccrual loans included above in impaired loan totals	$6,715	$5,459
Total loans past due ninety days or more and still accruing	8	1,656
Total nonperforming loans (“NPL”)	6,723	7,115
Restructured loans	17,372	3,566
Total NPL and restructured loans	$24,095	$10,681
Restructured loans included in nonaccrual loans above that are
considered troubled debt restructurings	$1,842	$4,386
Average nonaccrual loans during the year	$7,031	$5,130

At December 31, 2009 and 2008, interest income accrued and recorded on nonaccrual loans totaled $40,000 and $4,000, respectively, and interest earned but not recorded on nonaccrual loans at December 31, 2009 and 2008, was $533,000 and $176,000, respectively.  No additional funds are committed to be advanced in connection with nonaccrual loans.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 4 - LOANS AND FORECLOSED ASSETS (Continued)

A summary of the activity in Other Real Estate Owned follows for the years ended December 31, 2009 and 2008 (dollars in thousands):

	December 31,
	2009	2008

Balance, beginning of period	$3,421	$-
Transfers to OREO	513	6,034
Disposals	(1,621)	(2,298)
Write-downs	(586)	(315)
Balance, end of period	$1,727	$3,421

At December 31, 2009 and 2008, repossessed assets totaled $-0- and $75,000, respectively.  During 2009 and 2008, $27,000 and $75,000, respectively, of assets were repossessed with disposals of $102,000 and $-0-, respectively.

NOTE 5 - FACILITIES

Facilities. A summary follows (dollars in thousands):
		Accumulated		Estimated
		Depreciation and	Net Book	Useful
	Cost	Amortization	Value	Lives
December 31, 2009:
Land and land improvements	$750	$-	$750
Bank building and improvements	3,455	992	2,463	5 - 40 years
Furniture, fixtures, and equipment	2,271	2,118	153	3 - 10 years
	$6,476	$3,110	$3,366

December 31, 2008:
Land and land improvements	$750	$-	$750
Bank building and improvements	3,443	875	2,568	5 - 40 years
Furniture, fixtures, and equipment	2,248	1,983	265	3 - 10 years
	$6,441	$2,858	$3,583

Depreciation and amortization of facilities totaled $252,000 and $313,000 in 2009 and 2008, respectively.

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

All other operating leases, consisting principally of computer, furniture, fixtures, and equipment, are not material.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 5 - FACILITIES (Continued)

Total branch rent expense for 2009 and 2008 was $387,000 and $392,000, respectively.  The future annual rental payments for the branch leases are due as follows (dollars in thousands):

Years Ending
December 31,	Amount

2010	$332
2011	168
2012	84
2013	88
2014	94
Thereafter	862
$1,628

NOTE 6 - TIME DEPOSITS

Time deposits at December 31, 2009 and 2008, totaled $129,845,000 and $145,746,000, respectively.  The scheduled maturities of time deposits were as follows (dollars in thousands):

	December 31, 2009		December 31, 2008
	Time, $100,000	Other Time	Time, $100,000	Other Time
	And Over	Deposits	And Over	Deposits

Three months or less	$12,167	$23,750	$21,648	$22,373
Over three through twelve months	27,274	42,181	21,122	42,696
Over twelve months through three years	5,871	16,908	8,501	28,428
Over three years	1,353	341	500	478
	$46,665	$83,180	$51,771	$93,975

Time deposits of less than $100,000 with a remaining maturity of one year or less totaled $65,931,000 at December 31, 2009.  Time deposits of $100,000 or more with a remaining maturity of one year or less totaled $39,441,000 at December 31, 2009.

Interest expense on certificates of deposit of $100,000 or more totaled $1,548,000 and $2,378,000 for 2009 and 2008, respectively.  Interest expense on other time deposits totaled $3,167,000 and $4,371,000 for 2009 and 2008, respectively.  Early withdrawal penalties on certificates of deposit totaled $4,000 and $8,000 for 2009 and 2008, respectively, and have been netted against interest expense.

At December 31, 2009, Oceanside had $19,098,000 of brokered deposits, which are reflected in other time deposits.  Interest expense on brokered deposits totaled $818,000 for 2009.  At December 31, 2008, Oceanside had $26,343,000 of brokered deposits, which are reflected in other time deposits.  Interest expense on brokered deposits totaled $1,174,000 for 2008.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 7 - OTHER BORROWINGS

Short-Term Debt, Customer Repurchase Agreements.  Atlantic has sold securities under agreements to repurchase, which effectively collateralize overnight borrowings.  As of December 31, 2009, no borrowings were outstanding and no securities were sold under agreements to repurchase.  The average balance of customer repurchase agreements for 2008 was $10,960,000, at a weighted average interest rate of 1.88%.  Interest of $206,000 was recorded in 2008.  The average balance of customer repurchase agreements and related interest expense was $-0- for 2009.

Other Short-term Borrowings.  Atlantic purchases federal funds for liquidity needs during the year.  At December 31, 2009 and 2008, there were no federal funds purchased.  The average federal funds purchased during 2008, was $2,445,000, at a weighted average interest rate of 3.27%.  Interest of $80,000 was recorded in 2008.  The average balance of federal funds purchased and related interest expense was immaterial for 2009.

Long-Term Debt.  A summary of long-term debt follows (dollars in thousands):

	December 31,
	2009	2008
FHLB of Atlanta advances
Convertible debt	$2,300	$2,300
Fixed debt	10,000	4,000
	12,300	6,300
Junior subordinated debentures	3,093	3,093
	$15,393	$9,393

FHLB of Atlanta Advances.  At December 31, 2009 and 2008, Atlantic had obtained advances from FHLB of $12,300,000 and $6,300,000, respectively.  At December 31, 2009 and 2008, the advances were collateralized by Atlantic’s FHLB capital stock in the amount of $1,126,000 and $751,000, respectively, and a blanket lien on eligible wholly-owned residential (1-4 units) loans, commercial first mortgage loans, and home equity loans with a carrying value of $43.3 million and $41.4 million, respectively.  A summary follows (dollars in thousands):

			Balance of Advances
	Maturity		at December 31,		Interest Expense
	Date	Interest Rate	2009	2008	2009	2008

Convertible fixed rate debt	11/17/2010	4.45%	$2,300	$2,300	$104	$104
Fixed rate advances	12/20/2010	1.91%	2,000	4,000	64	45
Fixed rate advances	01/09/2012	2.30%	8,000	-	181	-
			$12,300	$6,300	$349	$149
The weighted average rate for FHLB advances was 2.74% in 2009 and 3.27% in 2008.  At December 31, 2009, the FHLB had determined that of the $43.3 million of pledged collateral, $21.6 million was the lendable collateral value.

Junior Subordinated Debentures.  On September 15, 2005, Atlantic participated in a pooled offering of trust preferred securities.  Atlantic formed Atlantic BancGroup Statutory Trust I (the "Trust"), a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities.  The Trust used the proceeds from the issuance of $3,000,000 in trust preferred securities to acquire fixed/floating rate junior subordinated deferrable interest debentures of Atlantic in the amount of $3,093,000.  The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate of 5.886% equal to the interest rate on the debt securities, both payable quarterly for five years.  Beginning September 15, 2010, the quarterly rates vary based on the three month LIBOR plus 150 basis points.  The debt securities and the trust preferred securities each have 30-year lives.  The trust preferred securities and the debt securities are callable by Atlantic or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required.  Atlantic has treated the trust preferred securities as Tier 1 capital up

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 7 - OTHER BORROWINGS (Continued)

to the maximum amount allowed, and the remainder, if any, as Tier 2 capital for federal regulatory purposes.  There are no required principal payments on the junior subordinated debentures over the next five years.  Interest expense on the junior subordinated debentures totaled $183,000 in 2009 and $185,000 in 2008.

Under ASC 810, Consolidations, the Trust is not consolidated with Atlantic.  Accordingly, Atlantic does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the junior subordinated debentures issued by Atlantic and held by the Trust.  At December 31, 2009 and 2008, Atlantic’s investment in the statutory trust of $93,000 has been included in Other Assets in the Consolidated Balance Sheets as an investment in an unconsolidated subsidiary.

NOTE 8 - INCOME TAXES

The provision (benefit) for income taxes on income is summarized as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008
Current:
Federal	$1,536	$(585)
State	263	(100)
	1,799	(685)
Deferred:
Federal	(1,257)	(860)
State	(215)	(147)
	(1,472)	(1,007)
Total income tax provision (benefit)	$327	$(1,692)

A reconciliation of the income tax provision (benefit) computed at the federal statutory rate of 34% and the income tax provision (benefit) shown on the Consolidated Statements of Operations and Comprehensive Income, follows (dollars in thousands):

	2009		2008
		% of		% of
	Amount	Pretax	Amount	Pretax

Tax computed at statutory rate	$(2,350)	34.0%	$(1,230)	34.0%
Increase (decrease) resulting from:
State income taxes	(268)	3.9	(88)	2.4
Utilization of net operating losses	3,232	(46.8)
Indexed retirement plan	(91)	1.3	(78)	2.2
Nontaxable interest income, net	(226)	3.3	(217)	6.0
Other	30	(0.4)	(79)	2.2
Income tax provision (benefit)	$327	(4.7)%	$(1,692)	46.8%

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 8 - INCOME TAXES (Continued)

The components of the net deferred income tax assets are as follows (dollars in thousands):

	December 31,
	2009	2008
Deferred tax asset:
Federal	$3,083	$1,815
State	528	311
	3,611	2,126
Deferred tax liability:
Federal	(115)	(105)
State	(20)	(18)
	(135)	(123)
Net deferred tax asset	3,476	2,003
Valuation allowance	(2,768)	-
	$708	$2,003

The tax effects of each type of significant item that gave rise to deferred taxes are (dollars in thousands):

	December 31,
	2009	2008

Allowance for loan losses	$1,978	$1,250
Director and management benefit plans	617	514
Net unrealized holding losses on securities	7	-
Other real estate owned write-downs	402	181
State income tax net operating loss carryforward	322	88
Nonaccrual interest	267	66
Depreciation	(135)	(123)
Other, net	18	27
Net deferred tax asset	3,476	2,003
Valuation allowance	(2,768)	-
	$708	$2,003

Income tax (benefit) expense of $(7,000) and $51,000 for 2009 and 2008, respectively, have been netted in the caption “Unrealized holding gains (losses) on securities arising during period” found in the Consolidated Statements of Operations and Comprehensive Income (Loss).

ASC 740, Income Taxes (see Note 1), specifies that deferred income tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax asset will not be realized.  At December 31, 2009, a valuation allowance of $2,768,000 was established related to the continued net operating losses in 2009.  Realization of the remaining $708,000 of deferred tax assets is dependent on generating sufficient taxable income in the future (or implementing tax strategies) prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely than not that $708,000 of the deferred tax asset will be realized.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As discussed in Note 1, based on management’s expectations of future earnings and tax strategies at December 31, 2008, no valuation allowance was established.

During 2009, Atlantic carried back all of its federal net operating losses and recorded a refund receivable estimated at $1,035,000.  Atlantic has state net operating loss carryforwards of approximately $5.8 million, which are available to offset state income taxes in future years.  These state net operating loss carryforwards do not expire.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 8 - INCOME TAXES (Continued)

ASC 740 requires the presentation of a reconciliation of any unrecognized tax benefits as of the beginning and end of the year.  During the period and as of December 31, 2009, there are no unrecognized tax benefits.  Accordingly, no analysis of unrecognized tax benefits is included herein.

Interest and penalties associated with income tax filing requirements are recognized as a component of income tax expense, if material.  As of December 31, 2009 and 2008, there is no material amount of penalties and interest related to tax return filings of Atlantic.

Atlantic’s consolidated income tax returns have not been audited since its inception.  Atlantic's management believes that the years ended December 31, 2007, 2008, and 2009 are considered open, and would be subject to examination by the Internal Revenue Service if selected for audit.

NOTE 9 - BENEFIT PLANS

SIMPLE Plan.  Atlantic sponsors a savings incentive plan (“SIMPLE Plan”) that covers substantially all employees.  Atlantic matches each participant’s contribution, subject to a maximum of 3% through July 15, 2009, and thereafter, 1% of the participant's salary.  The SIMPLE Plan is a prototype plan and has been approved by the Internal Revenue Service.  The amount included in salaries and employee benefits as pension expense totaled $39,000 and $64,000 for 2009 and 2008, respectively.

Director and Management Benefit Plans.  Atlantic has adopted retirement benefit plans for Atlantic’s seven directors (including one director emeritus) and four of its current and former officers.  The purpose of these plans is to retain qualified directors and members of management by offering a retirement benefit.  Benefits under the plans began vesting over a five-year period, with service beginning in 1997.  Upon his resignation from Atlantic, a former officer and director was 60% vested.  All of the directors and the three current officers are fully vested at December 31, 2009.

Atlantic has purchased a pool of life insurance policies totaling $4,050,000 with funds that had previously been invested in overnight federal funds sold.  The policies have cash surrender values that can progressively grow, based on a fluctuating index of life insurance securities, resulting in an earnings stream to Atlantic.  At December 31, 2009 and 2008, the cash surrender values of these life insurance policies totaled $5,097,000 and $4,886,000 respectively.  For 2009, the average yield on these life insurance policies was estimated at 4.45% (or a taxable equivalent yield of 7.12%).

Under the plans, as amended, eight of the current participants will begin receiving benefit payments for fifteen years following retirement.  In addition, the beneficiaries of these eight participants will each receive death benefits of the lesser of (i) $100,000 or (ii) net investment at risk in the underlying insurance policies (cash value), with any remaining policy cash value payable to Atlantic.  The remaining three participants will receive benefit payments over a twenty-year period following retirement.  Following a participant’s death, any unpaid benefits will continue to the beneficiary (or beneficiaries) over the remaining term.

A summary of the activity for the director and management benefit plans follows (dollars in thousands):

	December 31,
	2009	2008

Policy income included in other income	$229	$220
Plan expense included in other operating expenses	(275)	(294)
Life insurance expense included in other operating expenses	(17)	(14)
Deferred income tax benefit	103	110
Net after income tax benefit	$40	$22

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 9 - BENEFIT PLANS (Continued)

In late-2008, director fees were discontinued and no director fees were paid in 2009. Beginning in 2010, the benefit expense accrual for the director and management plans was also discontinued.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Commercial and standby letters-of-credit are conditional commitments issued by Atlantic to guarantee the performance of a customer to a third party.  Those letters-of-credit are primarily issued to support public and private borrowing arrangements.  All letters of credit issued and outstanding at December 31, 2009, totaling $1,174,000, have expiration dates within one year.  The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers.  Atlantic generally holds collateral supporting those commitments if deemed necessary.

At December 31, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk for Atlantic (dollars in thousands):

	2009	2008
Commitments to extend credit (including unused lines of credit):
Revolving, open-end lines secured by 1-4 family residential properties
(home equity lines)	$3,630	$4,983
Commercial real estate, construction, and land development secured by real estate	1,186	2,186
Other	4,548	3,311
	9,364	10,480
Standby letters of credit	1,174	1,701
	$10,538	$12,181

Derivative Loan Commitments.  At December 31, 2009, Atlantic did not have any material amounts of commitments to originate residential mortgage loans that will be sold to investors at a specified time in the future.

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

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

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

Other.  At December 31, 2009 and 2008, Oceanside had $10.0 million and $19.5 million, respectively, of unsecured and secured lines of credit from other banks for the purchase of overnight federal funds.  At December 31, 2009 and 2008, Atlantic had outstanding purchases in overnight federal funds of $-0- and $-0-, respectively, leaving $10.0 million and $19.5 million, respectively, available under these lines.

At December 31, 2009, securities with an amortized cost of $4.2 million and fair value of $4.0 were pledged to secure available advances of $3.1 million at the Federal Reserve Discount Window.  Amounts available to be drawn at the Federal Reserve Discount Window are only allowed as overnight secondary credit and require prior approval from the Federal Reserve.

NOTE 11 - CONCENTRATIONS OF CREDIT

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

The concentrations of credit by type of loan are set forth in Note 3.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit were granted primarily to commercial borrowers.  Atlantic, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of its legal lending limit.  As a state-chartered bank, Oceanside’s 15% legal lending limit was approximately $2.9 million at December 31, 2009 ($4.8 million for loans qualifying for the 25% limit).  Atlantic does not have any significant concentrations in any one industry or customer.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 12 - RELATED PARTIES

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

A summary of activity for 2009 and 2008 for such loans follows (dollars in thousands):

	2009	2008

Beginning of year balance	$6,570	$6,164
Additions	1,597	1,040
Reductions	(268)	(634)
End of year balance	$7,899	$6,570

Unfunded commitments to the same parties totaled $230,000 and $579,000 at December 31, 2009 and 2008, respectively.  At December 31, 2009 and 2008, deposits and customer repurchase agreements with insiders totaled approximately $1.7 million and $10.1 million, respectively.

NOTE 13 - STOCKHOLDERS' EQUITY

Preferred Stock.  In addition to the 10,000,000 shares of authorized common stock, Atlantic’s articles of incorporation authorize up to 2,000,000 shares of preferred stock.  The Board of Directors is further authorized to establish designations, powers, preferences, rights, and other terms for preferred stock by resolution.  No shares of preferred stock have been issued.

Dividends.  The ability of Atlantic to pay dividends to stockholders depends primarily on dividends received by Atlantic from its subsidiary, Oceanside.  Oceanside’s ability to pay dividends is limited by federal and state banking regulations based upon Oceanside’s profitability and other factors.  State banking statutes further require (i) prior approval, (ii) that at least 20% of the prior year’s earnings be transferred to additional paid-in capital (surplus) annually until surplus equals or exceeds Oceanside’s common stock, and (iii) that certain minimum capital levels are maintained.  There were no retained earnings available at December 31, 2009, to pay cash dividends.  Furthermore, the Consent Order discussed in Note 1 prohibits Oceanside from paying dividends to Atlantic.  Atlantic’s dividend policy is to retain accumulated earnings to support its growth and maintain its capital levels.

[Remainder of page left intentionally blank.]

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 14 - OTHER OPERATING EXPENSES

Other operating expenses follow (dollars in thousands):
	2009	2008

Deposit insurance assessments	$1,014	$229
Processing and settlement fees	836	773
OREO and other loan collection expenses	520	544
Professional, legal, and audit fees	589	459
Write-down of other real estate owned	586	315
Pension expense	275	295
Expensed costs to raise capital	177	-
Telephone	132	134
Advertising and business development	95	145
Stationery, printing, and supplies	71	107
Postage, freight, and courier	63	80
Director fees	-	78
Insurance (excluding group insurance)	49	46
Dues and subscriptions	39	27
Other miscellaneous expenses	170	197
	$4,616	$3,429

NOTE 15 - FAIR VALUE DISCLOSURES

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Due from Banks, Federal Funds Sold and Interest-Bearing Deposits - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 15 - FAIR VALUE DISCLOSURES (Continued)

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

The estimated fair values of Atlantic's financial instruments at December 31, 2009 and 2008, follow (dollars in thousands):

	Carrying	Fair
	Amount	Value
December 31, 2009:
Financial Assets
Cash and cash equivalents	$31,083	$31,083
Investment securities and accrued interest receivable	57,844	57,603
Restricted stock	1,151	1,151
Loans and accrued interest receivable	194,963	189,436
Total assets valued	$285,041	$279,273

Financial Liabilities
Deposits and accrued interest payable	$270,156	$267,996
Other borrowings and accrued interest payable	15,520	15,520
Total liabilities valued	$285,676	$283,516

Off-Balance Sheet Commitments	$10,538	$10,538

December 31, 2008:
Financial Assets
Cash and cash equivalents	$17,177	$17,177
Investment securities and accrued interest receivable	30,615	29,977
Restricted stock	955	955
Loans and accrued interest receivable	203,872	205,897
Total assets valued	$252,619	$254,006

Financial Liabilities
Deposits and accrued interest payable	$240,134	$261,720
Other borrowings and accrued interest payable	9,424	9,424
Total liabilities valued	$249,558	$271,144

Off-Balance Sheet Commitments	$12,181	$12,181

While these estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that, were Atlantic to have disposed of such items at December 31, 2009, the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2009, should not necessarily be considered to apply at subsequent dates.

Atlantic has adopted ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820-10 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 15 - FAIR VALUE DISCLOSURES (Continued)

ASC 820-10 emphasizes that fair value is market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, ASC 820-10 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Level 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

The table below presents Atlantic’s assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy within which those measurements fall.

(dollars in thousands)	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Investment securities, available-for-sale	$-	$42,542	$-	$42,542
Total assets at fair value	$-	$42,542	$-	$42,542

December 31, 2008
Assets:
Investment securities, available-for-sale	$-	$14,870	$-	$14,870
Total assets at fair value	$-	$14,870	$-	$14,870

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

Certain other assets are measured at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 15 - FAIR VALUE DISCLOSURES (Continued)

(dollars in thousands)	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable		Net
	Identical Assets	Inputs	Inputs		Gains
December 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total	(Losses) (1)
Assets:
Impaired loans, net of
direct write-offs	$-	$-	$16,061	$16,061
Specific valuation allowances	-	-	(4,380)	(4,380)
Impaired loans, net	-	-	11,681	11,681	$(3,509)
Foreclosed assets	-	-	1,727	1,727	(728)
Total assets at fair value	$-	$-	$13,408	$13,408	$(4,237)

December 31, 2008
Assets:
Impaired loans, net of
direct write-offs	$-	$-	$13,050	$13,050
Specific valuation allowances	-	-	(1,717)	(1,717)
Impaired loans, net	-	-	11,333	11,333	$(1,110)
Foreclosed assets	-	-	3,496	3,496	(311)
Total assets at fair value	$-	$-	$14,829	$14,829	$(1,421)

(1)   Gains and losses include write-offs

Loans – Nonrecurring fair value adjustments to loans reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with the implementation guidance in ASC 310-10, Receivables.  Since the market for impaired loans is not active, loans subjected to nonrecurring fair value adjustments based on the loan’s observable market price are generally classified as Level 2. Loans subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation.  When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans are classified as Level 2.  If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

Foreclosed assets – These assets are reported at the lower of the loan carrying amount at foreclosure (or repossessions) or fair value written down by estimated cost to sale. Fair value is based on third party appraisals for other real estate owned and other independent sources for repossessed assets, considering the assumptions in the valuation, and are considered Level 2 or Level 3 inputs.

The following is a summary of activity of assets and liabilities measured at fair value on a nonrecurring basis:

	Impaired	Foreclosed
	Loans	Assets	Total

Balance, December 31, 2008	$11,333	$3,496	$14,829
Write-downs	(3,509)	(586)	(4,095)
Net transfers in/out Level 3	3,857	(1,183)	2,674
Balance, end of period	$11,681	$1,727	$13,408

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 16 - REGULATORY CAPITAL MATTERS

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

As of December 31, 2009, Oceanside had not reached the capital levels specified in the Consent Order.  There are no conditions or events, since the most recent notification, that management believes have changed the prompt corrective action category.

					To Be Well-
					Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	> Amount	> Ratio	> Amount	> Ratio
	(dollars in thousands)
As of December 31, 2009:

Total capital to risk-weighted assets	$15,361	7.68%	NM	NM	$22,007	11.00	% (1)
Tier 1 capital to risk-weighted assets	$12,810	6.40%	NM	NM	NM	NM
Tier 1 capital to average assets	$12,810	4.06%	NM	NM	$25,228	8.00	% (1)

As of December 31, 2008:

Total capital to risk-weighted assets	$21,720	10.25%	$16,951	8.00%	$21,188	10.00%
Tier 1 capital to risk-weighted assets	$19,055	8.99%	$8,475	4.00%	$12,713	6.00%
Tier 1 capital to average assets	$19,055	7.25%	$10,519	4.00%	$13,149	5.00%

(1)	Ratios required under the Consent Order.
NM	Not meaningful - the Consent Order does not specify.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 17 - PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for Atlantic BancGroup, Inc. (parent only):

Condensed Balance Sheets as of December 31:	2009	2008
	(Dollars in Thousands)
Assets
Cash and cash equivalents	$1	$13
Investment in and advances to subsidiary bank	12,798	19,899
Other assets	356	178
Total	$13,155	$20,090

Liabilities and Stockholders' Equity
Liabilities:
Other long-term borrowings	$3,093	$3,093
Due to subsidiary bank	223	-
Accrued expenses and other	159	65
	3,475	3,158
Stockholders' equity	9,680	16,932
Total	$13,155	$20,090

Condensed Statements of Operations and Stockholders' Equity
Years Ended December 31:	2009	2008
	(Dollars in Thousands)

Equity in net loss of subsidiary bank	$(6,895)	$(1,685)
Other income	5	5
Interest expense	(185)	(185)
Other expenses (net of income tax benefit)	(165)	(62)
Net loss	(7,240)	(1,927)
Stockholders' Equity:
Beginning of year	16,932	18,856
Net change in unrealized holding gains (losses)
on securities in subsidiary bank	(12)	83
Cumulative effect adjustment -
Implementation of EITF 06-4	-	(80)
End of year	$9,680	$16,932

Condensed Statements of Cash Flows
Years Ended December 31:	2009	2008
	(Dollars in Thousands)
Operating Activities
Net loss	$(7,240)	$(1,927)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Equity in undistributed losses of subsidiary bank	6,895	1,685
Other	333	247
Net Cash Provided By (Used In) Operating Activities	(12)	5
Increase (Decrease) in Cash and Cash Equivalents	(12)	5
Cash and Cash Equivalents:
Beginning of year	13	8
End of year	$1	$13

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Management assessed the effectiveness of Atlantic’s internal control over financial reporting as of December 31, 2009.  In making this assessment, Atlantic used the criteria set forth in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies (2006) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and Sarbanes-Oxley Section 404 – A Guide for Small Business, published by the U.S. Securities and Exchange Commission.

Based upon management’s evaluation under the framework in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies (2006) and Sarbanes-Oxley Section 404 – A Guide for Small Business, management concluded that Atlantic’s internal control over financial reporting was effective as of December 31, 2009.  The results of management’s assessment has been reviewed with the Audit Committee.

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

Changes in Internal Controls.  Atlantic has made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2009, which have materially affected or are reasonably likely to materially affect their internal control over financial reporting.

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

ITEM 9B.                      OTHER INFORMATION.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 that was not reported.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information relating to the business experience and age of each director is set forth below. We have also included the same information for our non-director Executive Officers.

CLASS II DIRECTORS
Terms to Expire in 2010

Director	Age	Business Experience	Director Since

Donald F. Glisson, Jr.	50
Mr. Glisson is the Chairman of the Board of Atlantic. He has been a director of the Bank since 1996.  Mr. Glisson serves as Chairman and Chief Executive Officer of Triad Financial Services, Inc., the second largest consumer finance company in the United States.  Headquartered in Jacksonville, Florida, Triad Financial has 125-plus employees with five offices across the country, including branch offices in Chicago, Illinois and Houston, Texas. Mr. Glisson graduated from Florida State University with a Bachelor’s degree in finance.  The Board has concluded that Mr. Glisson’s over ten years experience on Atlantic’s and the Bank’s Boards, as well as his experience as the Chairman and Chief Executive Officer of an established finance company, gives him the relevant experience to be an effective member of our Board of Directors.

			1998
Robin H. Scheiderman	53
Ms. Scheiderman is a director of Atlantic and the Chairman of the Board of the Bank where she has been a director since 1997. Since 1992, Ms. Scheiderman has been self-employed as a certified public accountant. Prior to that she served as the Chief Financial Officer for the California College for Health Sciences. In addition, Ms. Scheiderman served as Director of Taxes for Florida Rock Industries, Inc. in Jacksonville, Florida. She earned a Bachelor’s degree and a Master’s degree from the University of North Florida. Ms. Scheiderman is a licensed Certified Public Accountant and Certified Financial Planner.  The Board has determined that Ms. Scheiderman’s over ten years experience on our and the Bank’s Boards, as well as her extensive financial experience as a Certified Public Accountant makes her service on our Board invaluable.

			1998

Director	Age	Business Experience	Director Since

Gordon K. Watson	60
Mr. Watson is a director of Atlantic. He has also been a director of the Bank since December 1996. Mr. Watson is the sole owner of Keith Watson Title Services, Inc. and is a founding member, senior partner, and a shareholder of the law firm of Watson, Dykes & Schloth, P.A. in Jacksonville, Florida. His law firm focuses on real estate, probate, estate planning and business law.  Mr. Watson is a resident of Ponte Vedra Beach. He received a Bachelor’s degree in marketing and management from Jacksonville University and his Juris Doctorate degree from the University of Florida. Mr. Watson is a Trustee of Jacksonville University.  The Board has determined, after considering Mr. Watson’s over ten years experience on our and the Bank’s Boards, as well as his legal expertise in the real estate area, that he has the requisite background and experience necessary to be a member of our Board.
			1998

CLASS I DIRECTORS
  Terms to Expire in 2011

Director	Age	Business Experience	Director Since

Dr. Frank J. Cervone	57
Dr. Cervone is a director of Atlantic. He has been a director of the Bank since December 1996. Dr. Cervone is an endodontist and has been practicing in Jacksonville Beach since 1990. Dr. Cervone holds a Bachelor’s degree in biology from the University of Pittsburgh, a Doctor of Dental Medicine degree from the University of Pittsburgh, School of Dental Medicine, and has a specialty designation in Endodontics from the University of Pennsylvania.  Dr. Cervone’s service on our and the Bank’s Boards for over ten years, as well as his endodontic practice in our market area, gives him the relevant experience and diversity to serve on our Board.

			1998
Barry W. Chandler	59
Mr. Chandler is a director of Atlantic and has served as Chief Executive Officer and President of Atlantic since April 2000, President of the Bank since 1996, and Chief Executive Officer of the Bank since April 2000. Prior to joining the Bank, Mr. Chandler was with Ponte Vedra National Bank from 1990 to 1996. He is a graduate of the Graduate School of Retail Bank Management at the University of Virginia.  The Board has determined that Mr. Chandler’s extensive executive officer banking experience, as well as his over ten years of service at Atlantic and the Bank, gives him substantial experience and skills to serve on our Board.
			1998

  CLASS III DIRECTORS
  Terms to Expire in 2012

Nominee	Age	Business Experience	Director Since

Dr. Conrad L. Williams	80
Dr. Williams is a director of Atlantic and has been a director of the Bank since 1996. Dr. Williams is a retired veterinarian who has been a resident of the Jacksonville Beaches community since 1959. Dr. Williams holds two undergraduate degrees, one from Louisiana Tech University and one from the University of Florida. Dr. Williams received his Doctor of Veterinary Medicine degree from the University of Georgia, College of Veterinary Medicine.  The Board has determined that Dr. Williams’ over ten years of service as a director of both Atlantic and the Bank, as well as his extended residence and work experience in our Jacksonville market, make his service on our Board invaluable.

			1998
Dennis M. Wolfson	68
Mr. Wolfson is a director of Atlantic. He has been a director of the Bank since 1996. Mr. Wolfson is a lifelong resident of Jacksonville. Mr. Wolfson is self-employed as a licensed real estate broker primarily handling commercial net leased properties. Mr. Wolfson serves on the Board of Wolfson Children’s Hospital in Jacksonville. Mr. Wolfson attended Bentley College and Boston University.  He received his Bachelor’s degree in finance from the University of Georgia.  The Board has determined that Mr. Wolfson’s over ten years of experience as a director of Atlantic and the Bank, as well as his lifelong residency and real estate experience in the Jacksonville area, give him the requisite background and experience to serve on our Board.
			1998

DIRECTOR EMERITUS

Director	Age	Business Experience	Director Emeritus Since

Jimmy D. Dubberly	68	Mr. Dubberly became the first Director Emeritus of Atlantic and the Bank in December 2007. Prior to that, he was a founding director of Atlantic and the Bank. Mr. Dubberly is also the Chairman and Chief Executive Officer of the South Georgia Bank, Glennville, Georgia, positions he has held since 1986. Mr. Dubberly is a graduate of the School of Banking of the South at Louisiana State University and the Georgia Banking School at the University of Georgia.	2007

NON-DIRECTOR EXECUTIVE OFFICERS

Officer	Age	Business Experience

David L. Young	64
Mr. Young is an Executive Vice President, the Chief Financial Officer, and the Corporate Secretary of Atlantic, and also an Executive Vice President and the Chief Financial Officer of the Bank. Mr. Young joined the Bank in May 1997. Prior to joining the Bank, Mr. Young was the Finance Manager for the Loan and Investment Operation Division of Barnett Bank in Jacksonville from 1995 to 1997. He is a graduate of Jacksonville University and the Graduate School of Retail Bank Management at the University of Virginia.

Officer	Age	Business Experience

Grady R. Kearsey	65
Mr. Kearsey is an Executive Vice President and the Senior Loan Officer of the Bank.  Mr. Kearsey joined the Bank in July 1997 and served as Vice President - Lender until January 2001, when he was promoted to his current position. Prior to joining the Bank, Mr. Kearsey served as Vice President - Market Manager of SunTrust Bank from 1996 to July 1997. Prior to serving with SunTrust, Mr. Kearsey was with Ponte Vedra National Bank. Mr. Kearsey has a Bachelor’s degree from Jacksonville University.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and any person who beneficially owns more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Executive officers, directors, and more than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms which they file. During 2009, none of our directors and executive officers who own our stock filed any reports with the Securities and Exchange Commission; therefore, to the best of our knowledge, during 2009 there were no untimely filings by our executive officers and directors. We have no record of any person having beneficial ownership of 10% or more of Atlantic common stock.

CODE OF ETHICS

In 2003, Atlantic adopted a Code of Ethics policy that applies to its principal executive and financial officers (Incorporated by reference to Exhibit 14 to Atlantic’s Form 10-KSB for year ended December 31, 2003).  This code is posted on our website at www.oceansidebank.com and a copy will be provided free of charge, upon request to Katie Dively, Compliance Director, 1315 South Third Street, Jacksonville, Florida, (904) 247-9494.

FINANCIAL EXPERT

Atlantic has designated Robin Scheiderman, a Certified Public Accountant, as an “audit committee financial expert” as defined by Securities and Exchange Commission Rules, believing she has the requisite financial expertise based on her extensive auditing experience.  Ms. Scheiderman is also an “independent director” as that term is defined in the “Director Independence” section below.

CORPORATE GOVERNANCE

Board Leadership Structure and Risk Oversight

Atlantic has a separate Chairman of the Board and Chief Executive Officer.  Donald F. Glisson, Jr. serves as the Chairman of the Board and Barry W. Chandler serves as the Chief Executive Officer and President.  We believe that having these positions held by separate persons is beneficial to Atlantic in that it enhances the Board’s risk management and oversight and provides greater checks and balances by not instilling too much authority or power in one individual.  In addition, Mr. Glisson is an independent director and thus not a part of Atlantic’s executive management, which allows him to provide oversight and direction from an outside perspective.

Atlantic’s Board of Directors provides oversight of management’s role in managing the material risks of the Holding Company.  Oceanside is the sole financial subsidiary of Atlantic.  Oceanside has in place extensive policies and operating procedures for loans, operations, accounting, and compliance.  All audits, whether internal or external are reported directly to the joint Audit Committee of Oceanside and Atlantic, and the minutes of the Audit Committee meetings are subsequently reported to the Boards of Directors of Oceanside and Atlantic.

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

Oceanside’s Board meets monthly and reviews management reports in detail concerning credit risk, liquidity risk and operational risk. Oceanside Bank has a Risk Management Committee which consists of all senior management.  This committee meets twice monthly, as needed, and the minutes and action plan of the Risk Management Committee meetings are subsequently reported to the Boards of Directors of Oceanside and Atlantic.

Director Independence

The Board of Directors has determined that except for Barry W. Chandler, each member of the Board is an “independent director” within the meaning of the Nasdaq Marketplace Rule 4200(a)(15). The determination that Mr. Chandler is not independent was based upon the fact that he serves as an executive officer of Atlantic.

Committees of the Board of Directors

In 2009, Atlantic had three standing committees, the Audit Committee, the Nominating Committee, and the Compensation Committee. The Audit Committee has adopted a formal charter, a copy of which was included with Atlantic’s 2009 Proxy Statement as Exhibit A.  The Report of the Audit Committee is provided in the next section.

The Nominating Committee meets to evaluate director candidates for Atlantic’s Board of Directors. This Committee has not yet adopted a charter and does not have written procedures or a policy on the selection of nominees and does not have a specific policy on the diversity of the directors in the identification of director nominees or for the evaluation of shareholder recommendations. Until a charter and nominating procedures are put in place, the Nominating Committee will make all nomination decisions on a case-by-case basis, in which it may consider the nominee’s business background, involvement in the community, prior banking experience, and customer relationship with Oceanside Bank.

The Nominating Committee annually reviews the composition of the Board, as a whole, to consider if there is an appropriate balance of knowledge, experience, skills, expertise, and diversity in the Board, and whether there is at least a minimum number of independent directors as required by applicable rules and regulations.  The Nominating Committee considers if the Board’s composition accurately reflects Atlantic’s needs, and will, if necessary, propose the addition or resignation of members in order to obtain an appropriate balance and skill level.

Our directors are required to commit a requisite amount of time for preparation and attendance at regularly scheduled Board and Committee meetings, as well as be able to participate in other matters necessary to ensure Atlantic is appropriately governed. In evaluating our directors for nomination, the Nominating Committee considers what is in the best interest of Atlantic and its shareholders, including such things as the knowledge, experience, integrity, and judgment of each individual; the past and/or potential contributions of each individual; an individual’s ability to devote sufficient time and effort to the duties required as Board member; independence and willingness to consider all strategic proposals; core competencies or other technical experience.  In addition, the directors are assessed on their integrity, judgment, knowledge, experience, skills, and expertise and their ability to oversee and direct the affairs of Atlantic.

Based on Atlantic’s size and marketing area, the Board believes these policies are appropriate for Atlantic. The Nominating Committee is composed of Chairman Donald F. Glisson, Jr., Frank J. Cervone, and Gordon K. Watson, all of whom the Board determined are independent under Nasdaq Marketplace Rule 4200(a)(15).  The Nominating Committee met one time in 2009, and all members attended that meeting.

The Compensation Committee serves with regard to compensation and personnel policies, programs, and plans, including management development and succession, and to approve employee compensation and benefit programs. The Compensation Committee does not have a charter. The Compensation Committee met one time in 2009 and all members attended that meeting. The Board has determined that each member of the Committee is independent as defined by Nasdaq Marketplace Rule 4200(a)(15). The Compensation Committee is composed of Chairman Donald F. Glisson, Jr., Frank J. Cervone, and Gordon K. Watson.

Report of the Audit Committee

The functions of the Audit Committee are focused on three areas:

1.     The adequacy of internal controls and financial reporting process and the reliability of Atlantic’s and the Bank’s financial statements;

2.     The performance of Atlantic’s and the Bank’s internal accountants and the independence and performance of Atlantic’s and the Bank’s independent accountants; and

3.     Atlantic’s and the Bank’s compliance with legal and regulatory requirements.

The Audit Committee met with management periodically to consider the adequacy of Atlantic’s and the Bank’s internal controls and the objectivity of their financial reporting. These matters were discussed with Atlantic’s and the Bank’s independent accountants.

The Audit Committee also met with the independent accountants without management present. The independent accountants have unrestricted access to the members of the Audit Committee. The Audit Committee also recommends to the Board the appointment of the independent accountants and periodically reviews their performance, fees, and independence from management.

The Board of Directors believes that the members of the Audit Committee are all “independent directors” as defined by Nasdaq Marketplace Rules 4200(a)(15) and 4350(d)(2)(A).  In addition, the Board has made a determination that none of the Audit Committee members have any relationships or have served in any capacity which would impair their abilities to objectively and impartially execute their duties.

Management has primary responsibility for Atlantic’s and the Bank’s financial statements and the overall reporting process, including the system of internal controls.  The independent accountants audit the annual financial statements prepared by management and express an opinion as to whether those financial statements fairly present the financial position, the results of operations, and cash flows of Atlantic and the Bank, in conformity with accounting principles generally accepted in the United States of America, and discuss with the Audit Committee any issues they believe should be raised or addressed. The Audit Committee monitors these processes, relying without independent verification, on the information provided to the Audit Committee, and on the representations made by management and the independent accountants.

This year, the Audit Committee reviewed Atlantic’s and the Bank’s audited financial statements as of, and for, the fiscal year ended December 31, 2009, and met with both management and the independent accountants of Atlantic and the Bank to discuss those financial statements. Management has represented to the Audit Committee that the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.  The Audit Committee has also met with the independent accountants, without management present to confirm there were no disagreements between management and the independent accountants.

The Audit Committee has received from, and discussed with, Mauldin & Jenkins, Certified Public Accountants, LLC, the written disclosure and all communications required by standards of the Public Company Accounting Oversight Board (United States), including the matters required to be discussed by PCAOB AU 380, Communication with Audit Committees, and Rule 2-07, Communication with Audit Committees, of Regulation S-X, and, both with and without management present, discussed and reviewed the results of the Mauldin & Jenkins’ examination of the financial statements. These items relate to the accounting firm’s independence from Atlantic and the Bank. The Audit Committee also discussed with Mauldin & Jenkins, Certified Public Accountants, LLC any matters required to be discussed by the Statement on Auditing Standards No. 61 (Communication with Audit Committees).  The Audit Committee also discussed the results of the internal audit examinations.

Based on these reviews and discussions, the Audit Committee recommended to the Board of Directors that Atlantic’s audited financial statements be included in Atlantic’s and the Bank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Atlantic’s and the Bank’s Audit Committee each met five times in 2009.

Respectfully submitted:

Robin H. Scheiderman, Chairman
Donald F. Glisson, Jr.
Dr. Conrad L. Williams

ITEM 11.                      EXECUTIVE COMPENSATION.

The current financial downturn in Florida has been primarily driven by the deflation in real estate values, which has had a continued negative impact on Atlantic’s and the Bank’s 2009 results of operations and the price of Atlantic’s common stock.  Due to this downturn and its negative impact, the named executive officers, Barry W. Chandler, Chief Executive Officer and President of Atlantic and Chief Executive Officer and President; Grady R. Kearsey, Executive Vice President and Senior Loan Officer of the Bank; and David L. Young, Executive Vice President and Chief Financial Officer of Atlantic and the Bank did not receive an increase in base salary in 2008 and in 2009 each voluntarily agreed to reducing their base salaries by $20,000, $15,000, and $12,000, respectively.  In addition, management voluntarily waived other compensation traditionally received including the elimination of referral fees, incentives, split dollar life insurance premiums, and vacation buy-back.

The following Summary Compensation Table shows compensation information regarding the three named executive officers (no other executive officer received compensation at a level required to be reported herein by Securities and Exchange Commission regulations).

2010 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation		Total(7)

Barry W. Chandler	2009	$185,000	-	$64,900	$3,699	(1)	$253,599
Director, Chief Executive	2008	$205,000	-	$48,265	$15,343	(2)	$268,608
Officer & President	2007	$205,000	-	$31,351	$27,731	(2)	$264,082

Grady R. Kearsey	2009	$135,000	-	$206,076	$2,700	(3)	$343,776
Executive Vice President	2008	$150,000	-	$131,055	$6,769	(4)	$287,824
& Senior Loan Officer	2007	$150,000	-	$80,968	$11,571	(4)	$242,539

David L. Young	2009	$110,000	-	$84,758	$2,200	(5)	$196,958
Executive Vice President	2008	$122,000	-	$60,886	$6,492	(6)	$189,378
& Chief Financial Officer	2007	$122,000	-	$39,091	$10,965	(6)	$172,056
_________________________
(1)	Includes Simple IRA contribution (reduced to 1%).
(2)	Includes Simple IRA contribution, Indexed Retirement Plan accruals, directors’ fees (voluntarily waived beginning in August 2008), referral fees, incentives, vacation buy-back, and Kiwanis Club dues.
(3)	Includes Simple IRA contribution (reduced to 1%).
(4)	Includes Simple IRA contribution, Indexed Retirement Plan accrual, referral fees, incentives, vacation buy-back, and Exchange Club dues.
(5)	Includes Simple IRA contribution (reduced to 1%).
(6)	Includes Board Secretary fees (voluntarily waived beginning in August 2008), Simple IRA contribution, Indexed Retirement Plan accruals, referral fees, incentives, and vacation buy-backs.
(7)
Executives do not receive country club dues, a company automobile, or an automobile allowance.  Any use by the executives of their own vehicles for company business is reimbursed for mileage at the rate authorized by the Internal Revenue Code of 1986, as amended.

2010 DIRECTOR COMPENSATION TABLE

Due to the economic conditions during 2009, the directors voluntarily waived their fees paid in cash for the year.  The following table reflects non-qualified deferred compensation paid to our outside directors in 2009.

Name	Fees Earned or Paid in Cash	Non-Qualified Deferred Compensation Earnings	Total
Dr. Frank J. Cervone	-	$8,687	$8,687
Donald F. Glisson, Jr.	-	$5,749	$5,749
Robin H. Scheiderman	-	$6,374	$6,374
Gordon K. Watson	-	$17,410	$17,410
Dr. Conrad L. Williams	-	-	-
Dennis M. Wolfson	-	$28,907	$28,907

We are not accruing benefits for directors as of January 1, 2010.

Benefits

Officers of the Bank are provided hospitalization, major medical, short and long-term disability insurance, dental insurance, and term life insurance under group plans with generally the same terms as are offered to all other full-time employees.

Employment Related Agreements

Neither Atlantic, nor the Bank, has employment agreements with any of its employees. The three named executive officers, however, have Change in Control Agreements that will provide them with cash payments of 2.99 times their annual compensation, if they are terminated or resign following a change in control, as defined in the Change in Control Agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains information regarding the beneficial ownership of Atlantic common stock of each director nominee, continuing director, and non-director executive officer. Based upon a February 29, 2008 filing with the Securities and Exchange Commission, other than Mr. Watson there is one other beneficial owner of more than 5% of Atlantic’s common stock: Apex Investment Management, Inc., 200 Westpark Drive, Suite 270, Peachtree City, Georgia 30269 owns 123,576 shares, or 9.91% of the outstanding stock.

Name	Number of Shares Owned (*)	% of Beneficial Ownership

Dr. Frank J. Cervone	14,640	1.17%
Barry W. Chandler	16,000	1.28
Donald F. Glisson, Jr.	51,931	4.16
Grady R. Kearsey	4,070	0.33
Robin H. Scheiderman	51,000	4.09
Gordon K. Watson	80,000	6.41
Dr. Conrad L. Williams	6,120	0.49
Dennis M. Wolfson	13,000	1.04
David L. Young	7,520	0.60
All directors and executive officers as a group (9 individuals)	244,281	19.58%

* Includes shares for which the named person:

• has sole voting and investment power;
• has shared voting and investment power with a spouse; or
• holds in an IRA or other retirement plan program, unless otherwise indicated in these footnotes.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review of Related Person Transactions

The Board reviews any transactions with related persons in detail on a case-by-case basis, but has not adopted a written policy on the issue. Management of the Bank determines whether a transaction meets the requirements of a related person transaction requiring review by the Board.  Transactions that fall within this definition are referred to the Board for approval or other action.  Based on its consideration of all of the relevant facts and circumstances, the Board decides whether or not to approve such a transaction and will approve only those transactions that are in the best interests of the Bank.  If the Bank becomes aware of an existing transaction with a related person which has not been approved, the matter will be referred to the Board who will evaluate all options available, including ratification, revision or termination of such transaction.  For purposes of this review, the term “related person” has the meaning ascribed to it in SEC Regulation S-K 404(a) “Transactions with related persons, promoters and certain control persons.”

Transactions

Certain directors, executive officers, and principal shareholders (defined as individuals owning 5% or more of Atlantic common stock) of Atlantic are customers of, and have banking relations with, the Bank. Loans made to these individuals are governed under the provisions of Section 22(h) of the Federal Reserve Act. Section 22(h) requires that any loans made by the Bank to such individuals, or to any related interest of such individuals, must:  (i) be on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-affiliated parties and; (ii) not involve more than the normal risk of repayment or present other unfavorable features. These restrictions do not affect preferential loans to full-time employees who are not directors or executive officers of Atlantic or the Bank. Atlantic has no loans outstanding to its directors or officers that are not performing according to the terms of such loans.  As of December 31, 2009, the Bank’s aggregate outstanding balances on loans to directors and executive officers of Atlantic and the Bank were $7.87 million, with $232,000 in committed but undisbursed loans.  There were no loans made to individuals that would be considered principal shareholders.

Watson, Dykes & Schloth, P.A., of which Atlantic’s director Gordon K. Watson is a shareholder, is a law firm that handles some of the Bank’s mortgage closings. The fees received by this firm for such services are paid by the borrowers and are the same fees charged to borrowers from other unaffiliated banks.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees: The aggregate fees billed for professional services by Mauldin, Jenkins, in connection with the audit of the annual financial statements and the reviews of the financial statements included in Atlantic’s quarterly filings with the Securities and Exchange Commission for the fiscal years ended December 31, 2009 and 2008 were $69,500 and $60,000, respectively.

Audit-Related Fees:  In 2008, Mauldin, Jenkins also billed Atlantic $12,000 for fees reasonably related to the performance of its audit and reviews of financial statements, (principally consumer compliance and Bank Secrecy Act services and accounting research), which included courier costs and postage for confirmations.  In 2009, Mauldin, Jenkins performed similar services to 2008 in addition to services related to merger and acquisition discussions, capital raising initiatives and regulatory issues, representing $31,500 in fees.

Tax Fees:  Mauldin, Jenkins did not charge any tax-related fees in 2009 or 2008.

All Other Fees:  Mauldin, Jenkins did not charge any other additional fees in 2009 or 2008, other than as described above.

In all instances, Mauldin, Jenkins’ performance of its services was pre-approved by Atlantic’s Audit Committee, pursuant to its internal policies.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville Beach, State of Florida, on the fifteenth day of April, 2010.

ATLANTIC BANCGROUP, INC.

/s/ Barry W. Chandler
Barry W. Chandler
Principal Executive Officer

/s/ David L. Young
David L. Young
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the fifteenth day of April, 2010:

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

Form 10-K
For Fiscal Year Ended December 31, 2009

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