Form 10-Q
period 2010-03-31
ATLANTIC BANCGROUP INC
filed 2010-05-17
CIK 1087790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

(904) 247-9494
(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $0.01 per share	1,247,516
(Class)	Outstanding at April 30, 2010

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 2010

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Data)

	March 31, 2010	December 31,
	(Unaudited)	2009
ASSETS
Cash and due from banks	$5,212	$3,548
Interest-bearing deposits	28,751	27,535
Total cash and cash equivalents	33,963	31,083

Investment securities, available-for-sale	31,936	42,542
Investment securities, held-to-maturity (market value of $14,727 in 2010
and $14,748 in 2009)	14,988	14,989
Restricted stock, at cost	1,151	1,151
Loans, net	189,593	194,187
Bank premises and equipment	3,315	3,366
Other real estate owned	2,305	1,727
Accrued interest receivable	1,072	1,089
Deferred income taxes	624	708
Investment in unconsolidated subsidiary	93	93
Cash surrender value of bank-owned life insurance	5,152	5,097
Other assets	1,688	1,334

TOTAL	$285,880	$297,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$35,009	$35,409
Interest-bearing	223,454	234,575

Total deposits	258,463	269,984

Other borrowings
Short-term debt	200	-
Long-term debt	15,393	15,393
Total other borrowings	15,593	15,393
Accrued interest payable	316	299
Other liabilities	2,235	2,010

Total liabilities	276,607	287,686

Commitments and contingencies	-	-

Stockholders' equity:
Common stock	12	12
Additional paid-in capital	11,788	11,788
Retained deficit	(2,654)	(2,107)
Accumulated other comprehensive income (loss):
Net unrealized holding gains (losses) on securities, available-for-sale	127	(13)

Total stockholders' equity	9,273	9,680

TOTAL	$285,880	$297,366

Book value per common share	$7.43	$7.76

Common shares outstanding	1,247,516	1,247,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended
	March 31,
	2010	2009

Interest and fees on loans	$2,825	$3,154
Taxable interest income on investment securities and
interest-bearing deposits in banks	331	175
Tax-exempt interest income on investment securities	160	168
Interest on federal funds sold	-	1
Total interest income	3,316	3,498

Interest on deposits	1,134	1,616
Other borrowings	127	118
Total interest expense	1,261	1,734

Net interest income before provision for loan losses	2,055	1,764

Provision for loan losses	872	234

Net interest income after provision for loan losses	1,183	1,530

Noninterest income:
Fees and service charges on deposit accounts	125	168
Other fee income for banking services	37	11
Dividends on restricted stock and trust-preferred securities	2	-
Gain on sale of investment securities	21	45
Income from bank-owned life insurance	60	57
Loss on sale of other real estate owned	(50)	(61)
Loss on write-down of restricted stock	-	(179)
Other income	6	14
Total noninterest income	201	55

Noninterest expenses:
Salaries and employee benefits	705	735
Expenses of bank premises and fixed assets	239	256
Processing and settlement fees	201	204
Professional, legal, and audit fees	202	144
Pension expense	2	86
OREO and other loan collection expenses	123	127
Write-down of other real estate owned	30	-
Deposit insurance assessments	296	89
Advertising and business development	8	33
Telephone	33	33
Stationary, printing, and supplies	16	21
Postage, freight, and courier	16	13
Insurance (excluding group insurance)	14	13
Dues and subscriptions	13	12
Other operating expenses	33	37
Total noninterest expenses	1,931	1,803

Loss before benefit for income taxes	(547)	(218)
Benefit for income taxes	-	(150)
Net loss	(547)	(68)

Other comprehensive income (loss), net of income taxes:
Unrealized holding gains (losses) on securities arising during period	140	(28)

Comprehensive loss	$(407)	$(96)

Loss per common share
Basic	$(0.44)	$(0.05)
Diluted	$(0.44)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)
(Dollars In Thousands)

					Net
					Unrealized
					Holding
					Gains (Losses)
			Additional		on Securities,	Total
	Common Stock		Paid-in	Retained	Available-	Stockholders'
	Shares	Amount	Capital	Deficit	for-Sale	Equity

Balance, December 31, 2009	1,247,516	$12	$11,788	$(2,107)	$(13)	$9,680

Comprehensive income (loss):
Net loss	-	-	-	(547)	-
Net change in unrealized
holding gains on securities	-	-	-	-	140

Total comprehensive loss	-	-	-	-	-	(407)

Balance, March 31, 2010	1,247,516	$12	$11,788	$(2,654)	$127	$9,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

	For the Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(547)	$(68)
Provision for loan losses	872	234
Depreciation and amortization	51	63
Gain on sale of investment securities	(21)	(45)
Loss on sale of other real estate owned	50	61
Writedown of other real estate owned	30	-
Loss on writedown of restricted stock	-	179
Net premium amortization and discount accretion	137	14
Other, net	(66)	(363)

Net cash provided by operating activities	506	75

Cash flows from investing activities:
Net (increase) decrease in:
Investment securities	2,080	(7,091)
Loans	2,770	(954)
Proceeds from sales of investment securities	8,551	3,811
Proceeds from sale of other real estate owned	294	1,346
Purchases of bank premises and equipment, net	-	(17)

Net cash provided (used) by investing activities	13,695	(2,905)

Cash flows from financing activities:
Net increase (decrease) in deposits	(11,521)	1,538
Net increase in other borrowings	200	8,000

Net cash provided (used) by financing activities	(11,321)	9,538

Net increase in cash and cash equivalents	2,880	6,708

Cash and cash equivalents at beginning of period	31,083	17,177

Cash and cash equivalents at end of period	$33,963	$23,885

CONDENSED SUPPLEMENTAL DISCLOSURES
Non-cash transaction - loans transferred to
other real estate owned	$952	$324

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

General - Atlantic BancGroup, Inc. (the “Holding Company”) is a bank holding company registered with the Federal Reserve and owns 100% of the outstanding stock of Oceanside Bank (“Oceanside”).  Oceanside is a Florida state-chartered commercial bank, which opened July 21, 1997.  Oceanside’s deposits are insured by the Federal Deposit Insurance Corporation.  The Holding Company’s primary business activity is the operation of Oceanside, and it operates in only one reportable industry segment, banking.  Collectively, the entities are referred to as “Atlantic.”  References to Atlantic, Oceanside, and subsidiaries throughout these condensed consolidated financial statements are made using the first-person notations of “we,” “our,” and “us.”  Oceanside has formed subsidiaries (“Subsidiaries”) for the sole purpose of holding and managing real estate properties acquired through foreclosure.

The accompanying condensed consolidated financial statements include the accounts of the Holding Company, its wholly-owned subsidiary, Oceanside, and the Subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of Atlantic conform with accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Our condensed consolidated financial statements for the three months ended March 31, 2010 and 2009, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation.  Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year.  The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2009, and are incorporated herein by reference.

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

Regulatory Action.  Effective January 7, 2010, Oceanside entered into a Stipulation to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation (the “FDIC”) and the Florida Office of Financial Regulation (the “OFR”) (“Stipulation”).  Pursuant to the Stipulation, Oceanside has consented, without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation, to the issuance of a Consent Order by the FDIC and the OFR, also effective as of January 7, 2010 (“Consent Order”).

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

Oceanside did not meet the April 7, 2010, deadline to raise additional capital as required by the Consent Order.  However, on May 10, 2010, Atlantic entered into an agreement to merge into Jacksonville Bancorp, Inc.  See Note 12 - Subsequent Event for further information regarding the proposed merger.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

On March 26, 2010, the Holding Company entered into a mutual agreement (“Written Agreement”) with the Federal Reserve Bank of Atlanta (the "Reserve Bank") to maintain the financial soundness of the Holding Company so that the Holding Company may serve as a source of strength to Oceanside.  The Written Agreement provides for restrictions on dividends declared or paid by the Holding Company, the receipt of dividends or other payments from the Bank, the distribution of interest, principal or other sums on trust-preferred securities, the guarantee of any debt by the Holding Company and the Subsidiaries, the redemption of stock by the Holding Company, and certain other operating restrictions and reporting requirements.

Liquidity.  Atlantic actively manages liquidity.  Cash and cash equivalents, which include interest-bearing deposits, totaled $34.0 million at March 31, 2010.  In addition to cash and cash equivalents and unpledged investment securities, Atlantic has the following sources of available liquidity at March 31, 2010:  lines of credit to purchase federal funds ($3.8 million) and, subject to prior approval, borrowings at the Federal Reserve discount window ($3.1 million).  Based on current and expected liquidity needs and sources, management expects Atlantic to be able to meet its obligations.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of other real estate owned (or foreclosed assets), the realization of deferred tax assets, and other-than-temporary impairment of securities, and the fair value of financial instruments.

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

Atlantic has recorded a deferred tax asset (net of valuation allowances) to recognize the future income tax benefit of operating losses incurred for tax years 2009 and 2008, and for the three months ended March 31, 2010.  Management believes that the tax benefits on the net operating loss carry forwards will be utilized when Atlantic returns to profitability.  Generally, the net operating losses can be carried forward for up to 20 years.

On November 6, 2009, the “Worker, Homeownership, and Business Assistance Act of 2009” was signed into law, which relaxed the net operating loss carryback rules.  As a result of this law, Atlantic was able to carryback net operating losses to obtain a tax refund of $1.024 million, which was received in April 2010.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

In estimating the carrying value of deferred tax assets, management considered the cumulative loss position, projected taxable income, and available tax strategies in developing the analysis of any required deferred income tax asset valuation as of March 31, 2010 and December 31, 2009.

At March 31, 2010 and December 31, 2009, cumulative losses in recent quarters suggested the need for a valuation allowance.  However, management believed that this negative evidence was partially offset by the following positive evidence, which mitigated the need for reducing the carrying value (net of valuation allowances) to zero.

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

•
Management and the Board of Directors have discussed a tax strategy that would generate taxable income of approximately $1.1 million from the liquidation of bank-owned life insurance policies.  Subsequent to March 31, 2010, Oceanside submitted its request to cash in the life insurance policies, and the proceeds from the cash surrender value less any charges or fees are expected in the second quarter of 2010.

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

Based on the above analysis, management believes it is more likely than not that Atlantic will realize the deferred tax asset of $0.6 million and $0.7 million (net of a valuation allowance of $3.4 million and $2.8 million) at March 31, 2010 and December 31, 2009, respectively, through future operating income and implementation of certain tax strategies.

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

Consolidation:  In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810, Consolidation , which amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

involvement as well as its affect on the entity’s financial statements.  The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010 and did not have a significant impact on Atlantic’s financial statements.

Fair Value Measurements and Disclosures:  In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  The adoption of ASU No. 2009-05 did not have a material impact on Atlantic’s financial condition, results of operations, and disclosures.

Transfers and Servicing:  ASC 860 Transfers and Servicing improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASC 860 is effective for annual reporting periods that begin after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter, with early adoption prohibited.  ASC 860 must be applied to transfers occurring on or after the effective date.  The adoption of ASC 860 did not have a material effect on Atlantic’s financial statements.

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

We have determined that significant additional sources of capital or the implementation of strategies to enhance existing capital will be required for us to resume profitable operations beyond 2010.  Atlantic has hired an investment banking firm to seek all strategic alternatives to enhance the stability of Atlantic including a capital investment, sale, strategic merger, or some form of restructuring.  On May 10, 2010, Atlantic entered into an agreement to merge into Jacksonville Bancorp, Inc. (see Note 12 - Subsequent Event).  We are also exploring other options to restructure our balance sheet to generate income and capital.  There can be no assurance that Atlantic will consummate the proposed merger or otherwise succeed in these efforts and be able to comply with the new regulatory requirements.  In addition, a transaction, which would involve equity financing, would result in substantial dilution to our current stockholders and could adversely affect the price of our common stock.  If Atlantic does not comply with mandated capital requirements, the regulators could take additional enforcement action against the Holding Company and Oceanside.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 2 -	REGULATORY OVERSIGHT, CAPITAL ADEQUACY, OPERATING LOSSES, AND MANAGEMENT’S PLANS (Continued)

On May 10, 2010, Jacksonville Bancorp, Inc., the bank holding company for the Jacksonville Bank and Atlantic announced the signing of a definitive merger agreement providing for the merger of Atlantic into Jacksonville Bancorp, Inc.  The completion of this merger would resolve the regulatory and capital challenges that Atlantic faces since Jacksonville Bancorp, Inc. would be the surviving bank.  See Note 12 - Subsequent Event.

In the event that the merger is not completed, we will continue our efforts to raise additional capital and have identified transactions to increase our capital by approximately $4 million, including eliminating our bank owned life insurance, reducing or eliminating certain retirement benefits, and the potential sale of assets.  In order to improve our Tier 1 leverage ratio, we may also shrink our total assets.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of any regulatory action, which would affect our ability to continue as a going concern.

In its report dated April 15, 2010, covering our audited consolidated financial statements for the year ended December 31, 2009, our independent registered public accounting firm stated that our net losses raise substantial doubts about our ability to continue as a going concern.  In that firm’s opinion, our ability to continue as a going concern is in doubt as a result of the continued deterioration of our loan portfolio and is subject to our ability to service our existing loans in a manner that will return Atlantic to profitability or to identify and consummate a strategic transaction, including the potential sale of Atlantic.  If we are not able to successfully accomplish such actions, it is possible that our subsidiary bank may fail and be placed into receivership with the FDIC.

Although the contemplated merger with Jacksonville Bancorp, Inc. (see Note 12 - Subsequent Event) is expected to result in our continued operation as a part of Jacksonville Bancorp, Inc. and The Jacksonville Bank, such transaction may prove to be insufficient due to the possible continued decline of the loan portfolio or other losses. If we are, or the surviving entity in the merger is, unable to return to profitability and if we are unable to identify and execute a viable strategic alternative, we may be unable to continue as a going concern.

NOTE 3 - COMPUTATION OF PER SHARE LOSSES

Basic losses per share amounts are computed by dividing net loss by the weighted average number of common shares outstanding for the three months ended March 31, 2010 and 2009.  Diluted loss per share is computed by dividing net loss by the weighted average number of shares and all dilutive potential shares outstanding during the period.  We have no dilutive potential shares outstanding for 2010 or 2009.  The following information was used in the computation of loss per share on both a basic and diluted basis for the three months ended March 31, 2010 and 2009 (dollars and number of shares in thousands):

	Three Months Ended March 31,
	2010	2009
Basic and diluted EPS computation:
Numerator - Net loss	$(547)	$(68)
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic and diluted losses per share	$(0.44)	$(0.05)

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 4 - INVESTMENT SECURITIES

Our investment securities, available-for-sale, consist of residential real estate mortgage investment conduits (“REMICs”) and residential mortgage pass-through securities (“MBS”) all of which are issued or guaranteed by U.S. Capital Government agencies such as FNMA, FHLMC, and GNMA.  The amortized cost and estimated fair value of instruments in debt and equity securities are as follows (dollars in thousands):

	March 31, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale
REMICs	$118	$3	$-	$121	$134	$3	$-	$137
MBS	31,614	289	(88)	31,815	42,428	217	(240)	42,405
	31,732	292	(88)	31,936	42,562	220	(240)	42,542
Held-to-maturity
State, county and
municipal bonds	14,988	136	(397)	14,727	14,989	154	(395)	14,748
Total investment securities	$46,720	$428	$(485)	$46,663	$57,551	$374	$(635)	$57,290

Information pertaining to securities with gross unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Gross	Gross	Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
March 31, 2010:
Available-for-Sale
REMICs	$-	$-	$-	$-	$-	$-
MBS	(88)	17,603	-	-	(88)	17,603
	$(88)	$17,603	$-	$-	$(88)	$17,603
Held-to-Maturity
State, county, and municipal bonds	$(167)	$4,780	$(230)	$2,867	$(397)	$7,647

December 31, 2009:
Available-for-Sale
REMICs	$-	$-	$-	$-	$-	$-
MBS	(240)	23,020	-	-	(240)	23,020
	$(240)	$23,020	$-	$-	$(240)	$23,020
Held-to-Maturity
State, county, and municipal bonds	$(165)	$4,763	$(230)	$2,867	$(395)	$7,630

Management evaluates securities for other-than-temporary impairment at least on a monthly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of Atlantic to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  At March 31, 2010, Atlantic did not have any investment securities deemed other-than-temporarily-impaired debt securities.

The unrealized losses on investment securities were caused by interest rate changes.  Temporary net decreases in fair value of securities available-for-sale at March 31, 2010, are regarded as an adjustment to stockholders' equity.  The estimated fair value of investment securities is determined on the basis of market quotations.  The following is a summary of the effects on the Condensed Consolidated Statement of Stockholders’ Equity at March 31, 2010 and December 31, 2009 (dollars in thousands):

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 4 - INVESTMENT SECURITIES (Continued)

	March 31,	December 31,
	2010	2009

Gross unrealized gains (losses) on investment securities available-for-sale	$193	$(20)
Deferred tax benefit (expense) on unrealized gains (losses)	(66)	7
Balance	$127	$(13)

The following presents the net change in unrealized gains or losses on investment securities available-for-sale that are shown as a component of stockholders’ equity and comprehensive income (loss) for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
	2010	2009

Unrealized holding gains (losses) on investment securities arising during period	$227	$(1)
Less: reclassification adjustment for gains included in net loss	(21)	(45)
Other comprehensive income (loss), before income tax expense (benefit)	206	(46)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(66)	18
Other comprehensive income (loss), net of income tax expense (benefit)	$140	$(28)

Gross gains and losses on sales of investment securities for the three months ended March 31, 2010, totaled $21,000 and $-0-, respectively.  Gross gains and losses on sales of investment securities for the three months ended March 31, 2009, totaled $45,000 and $-0-, respectively.

At March 31, 2010, investment securities with an amortized cost of $1.5 million and fair value of $1.4 million were pledged to secure deposits of public funds from the State of Florida and treasury tax and loan deposits with the Federal Reserve.  At March 31, 2010, investment securities with an amortized cost of $4.2 million and a fair value of $4.0 million were pledged for the Federal Reserve discount window, and investment securities with an amortized cost of $13.9 million and a fair value of $13.8 million were pledged to secure FHLB of Atlanta advances (see Note 7).

There were no securities of a single issuer, which are non-governmental or non-government sponsored, that exceeded 10% of stockholders’ equity at March 31, 2010.

The cost and estimated fair value of debt and equity securities at March 31, 2010, by contractual maturities, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$2,319	$2,403	$-	$-
Due after one through five years	4,151	4,317	271	284
Due after five through fifteen years	17,732	17,707	2,048	2,065
Due after fifteen years	7,530	7,509	12,669	12,378
	$31,732	$31,936	$14,988	$14,727

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 5 - LOANS

Loans consisted of (dollars in thousands):

	March 31,	December 31,
	2010	2009
Real estate loans:
Construction, land development, and other land	$30,447	$32,455
1-4 family residential:
Secured by first liens	33,689	33,281
Home equity lines of credit and junior liens	23,055	23,619
Multifamily residential	2,926	2,902
Commercial	91,798	93,455
	181,915	185,712
Commercial loans	11,084	11,703
Consumer and other loans	3,256	3,315
Total loan portfolio	196,255	200,730
Less, deferred fees	(11)	(12)
Less, allowance for loan losses	(6,651)	(6,531)
Loans, net	$189,593	$194,187

A summary of the activity of loans transferred to Other Real Estate Owned follows (dollars in thousands):

	For the Three Months Ended March 31, 2010	For the Twelve Months Ended December 31, 2009

Balance, beginning of period	$1,727	$3,421
Transfers to OREO	952	513
Disposals	(344)	(1,621)
Write-downs	(30)	(586)
Balance, end of period	$2,305	$1,727

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio monthly in order to enable it to evaluate the adequacy of the allowance for loan losses.  We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb probable losses inherent in the loan portfolio.  Activity in the allowance for loan losses follows (dollars in thousands):

	For the Three Months Ended March 31, 2010	For the Twelve Months Ended December 31, 2009

Balance, beginning of period	$6,531	$3,999
Provisions charged to operating expenses	872	6,268
Loans charged-off	(754)	(3,761)
Recoveries	2	25
Balance, end of period	$6,651	$6,531

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 6 - ALLOWANCE FOR LOAN LOSSES (Continued)

The following is a summary of information pertaining to impaired, nonaccrual, past due, and restructured loans (dollars in thousands):

	March 31,	December 31,
	2010	2009
Loans evaluated for impairment with a measured impairment	$16,179	$16,061
Loans evaluated for impairment without a measured impairment	16,012	14,788
Total impaired loans	$32,191	$30,849
Valuation allowance related to impaired loans	$4,347	$4,380
Nonaccrual loans included above in impaired loan totals	$6,282	$6,715
Total loans past due ninety days or more and still accruing	119	8
Total nonperforming loans (“NPL”)	6,401	6,723
Restructured loans	16,122	17,372
Total NPL and restructured loans	$22,523	$24,095
Restructured loans included in nonaccrual loans above that are
considered troubled debt restructurings	$2,179	$1,842
Average nonaccrual loans during the period	$7,107	$7,031

At March 31, 2010 and December 31, 2009, interest income accrued and recorded on nonaccrual loans totaled $-0- and $40,000, respectively, and interest earned but not recorded on nonaccrual loans at March 31, 2010 and December 31, 2009, was $546,000 and $533,000, respectively.  No additional funds are committed to be advanced in connection with nonaccrual loans.

NOTE 7 - OTHER BORROWINGS

A summary of other borrowings follows (dollars in thousands):
	March 31,	December 31,
	2010	2009
Short-term borrowings:
Loan from related party	$200	$-

Long-term borrowings:
FHLB of Atlanta advances
Convertible debt	$2,300	$2,300
Fixed debt	10,000	10,000
	12,300	12,300
Junior subordinated debentures	3,093	3,093
	$15,393	$15,393

The loan from the related party bears interest at 6% per annum, and is due upon the earlier of (1) February 22, 2011; or, (2) receipt by Atlantic of its federal income tax refund as a result of the carryback of net operating losses.  The tax refund was received and the loan repaid in April 2010.

A summary of the FHLB of Atlanta advances follows (dollars in thousands):

	Maturity Date	Interest Rate	March 31, 2010	December 31, 2009

Convertible fixed rate debt	11/17/2010	4.45%	$2,300	$2,300
Fixed rate advances	12/20/2010	1.91%	2,000	2,000
Fixed rate advance	01/09/2012	2.30%	8,000	8,000
			$12,300	$12,300

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 8 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.  Our exposure to credit loss is represented by the contractual amount of these commitments.  We follow the same credit policies in making commitments as we do for on-balance sheet instruments.  Financial instruments at March 31, 2010, consisted of commitments to extend credit approximating $9.4 million and standby letters of credit of $1.2 million.

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

NOTE 9 - REGULATORY CAPITAL

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

As of March 31, 2010, Oceanside had not reached the capital levels specified in the Consent Order, and is an undercapitalized institution at less than 8% of total capital ratio to risk-weighted assets.  As of March 31, 2010, there are no conditions or events, since the most recent notification, that management believes have changed the prompt corrective action category.

	Actual	Required by Consent Order

Total capital ratio to risk-weighted assets	7.74%	11.00%
Tier 1 capital ratio to risk-weighted assets	6.46%	-
Tier 1 capital to average assets	4.32%	8.00%

NOTE 10 - FAIR VALUE MEASUREMENTS

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
MARCH 31, 2010

NOTE 10 - FAIR VALUE MEASUREMENTS (Continued)

Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in market that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:  Significant unobservable inputs that reflect a company’s own estimates of the assumptions that market participants would use in pricing an asset or liability.

The table below presents the Atlantic’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

(dollars in thousands)
March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Investment securities, available-for-sale	$-	$31,936	$-	$31,936
Total assets at fair value	$-	$31,936	$-	$31,936

December 31, 2009
Assets:
Investment securities, available-for-sale	$-	$42,542	$-	$42,542
Total assets at fair value	$-	$42,542	$-	$42,542

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

Certain other assets are measured at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at March 31, 2010 and December 31, 2009.

(dollars in thousands)
March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Net Gains (Losses) (1)
Assets:
Impaired loans, net of
direct write-offs	$-	$-	$16,179	$16,179
Specific valuation allowances	-	-	(4,347)	(4,347)
Impaired loans, net	-	-	11,832	11,832	$(653)
Foreclosed assets	-	-	2,305	2,305	(80)
Total assets at fair value	$-	$-	$14,137	$14,137	$(733)

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 10 - FAIR VALUE MEASUREMENTS (Continued)

(dollars in thousands)
December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Net Gains (Losses) (1)
Assets:
Impaired loans, net of
direct write-offs	$-	$-	$16,061	$16,061
Specific valuation allowances	-	-	(4,380)	(4,380)
Impaired loans, net	-	-	11,681	11,681	$(3,509)
Foreclosed assets	-	-	1,727	1,727	(728)
Total assets at fair value	$-	$-	$13,408	$13,408	$(4,237)

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

The following is a summary of activity of assets and liabilities measured at fair value on a nonrecurring basis (dollars in thousands):

	Impaired	Foreclosed
	Loans	Assets	Total

Balance, December 31, 2009	$11,681	$1,727	$13,408
Write-downs	(38)	(30)	(68)
Net transfers in/out Level 3	189	608	797
Balance, March 31, 2010	$11,832	$2,305	$14,137

NOTE 11 - FAIR VALUE DISCLOSURES

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities - For securities held as investments, fair value equals quoted market price, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 11 - FAIR VALUE DISCLOSURES (Continued)

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

The estimated fair values of Atlantic's financial instruments at March 31, 2010 and December 31, 2009, follow (dollars in thousands):

	Carrying	Fair
March 31, 2010	Amount	Value
Financial Assets
Cash and cash equivalents	$33,963	$33,963
Investment securities and accrued interest receivable	47,266	47,005
Restricted stock	1,151	1,151
Loans and accrued interest receivable	190,323	184,920
Total assets valued	$272,703	$267,039

Financial Liabilities
Deposits and accrued interest payable	$258,608	$256,540
Other borrowings and accrued interest payable	15,764	15,764
Total liabilities valued	$274,372	$272,304

Off-Balance Sheet Commitments	$10,564	$10,564

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2010

NOTE 11 - FAIR VALUE DISCLOSURES (Continued)

	Carrying	Fair
December 31, 2009	Amount	Value
Financial Assets
Cash and cash equivalents	$31,083	$31,083
Investment securities and accrued interest receivable	57,844	57,603
Restricted stock	1,151	1,151
Loans and accrued interest receivable	194,963	189,436
Total assets valued	$285,041	$279,273

Financial Liabilities
Deposits and accrued interest payable	$270,156	$267,996
Other borrowings and accrued interest payable	15,520	15,520
Total liabilities valued	$285,676	$283,516

Off-Balance Sheet Commitments	$10,538	$10,538

There have been no changes since December 31, 2009, in the valuation techniques and related inputs noted herein.

NOTE 12 - SUBSEQUENT EVENT

On May 10, 2010, Jacksonville Bancorp, Inc. ("JAXB"), the bank holding company for The Jacksonville Bank, and Atlantic announced the signing of a definitive merger agreement providing for the merger of Atlantic into JAXB.  The merger agreement also contemplates the consolidation of Oceanside into The Jacksonville Bank.  Additionally, JAXB announced the signing of a stock purchase agreement with four private investors led by CapGen Capital Group IV LP ("CapGen") providing for $30 million in new capital through the sale of newly issued shares of JAXB common stock subject to completion of the mergers.  The transactions have been approved by the Boards of Directors of each company and are subject to regulatory approval, shareholders' approvals, and other customary conditions.  JAXB and Atlantic expect to close the transaction in late-third quarter or early-fourth quarter of 2010.

Under the terms of the merger agreement, Atlantic’s shareholders will receive 0.2 shares of JAXB common stock for each share of Atlantic’s common stock.  Additionally, Atlantic’s shareholders may receive cash of up to approximately $0.65 per share, subject to the qualifying sale of certain Atlantic assets.  A total of approximately 250,000 shares of JAXB common stock is expected to be issued to Atlantic’s shareholders.

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

Our corporate offices are located at 1315 South First Street, Jacksonville Beach, Florida.  This location is also our main banking office for Oceanside, which opened July 21, 1997, as a state-chartered banking organization.  We also operate branch offices located at 560 Atlantic Boulevard, Neptune Beach, Florida, 13799 Beach Boulevard, and 1790 Kernan Boulevard South, Jacksonville, Florida.

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

Index

Critical Accounting Policies

Our accounting and reporting policies are in accordance with U.S. generally accepted accounting principles (“GAAP”), and they conform to general practices within the banking industry.  We use a significant amount of judgment and estimates based on assumptions for which the actual results are uncertain when we make the estimations.  We have identified our policy covering the allowance for loan losses as being particularly sensitive in terms of judgments and the extent to which significant estimates are used.  For more information on this critical accounting policy, please refer to our 2009 Annual Report on Form 10-K.

Results of Operations

We reported consolidated net losses of $547,000 for the three months ended March 31, 2010.  During the first quarter of 2010, we recorded a provision for loan losses of $872,000 versus $234,000 for the three months ended March 31, 2009, based on management’s evaluation of probable loan losses and the overall quality of our loan portfolio.  We also expensed deposit insurance assessments of $296,000 in the quarter ended March 31, 2010, as compared with $89,000 in the same period of 2009.  Without these costs, we would have likely posted net income for the quarter reflecting our increased net interest income and lower noninterest expenses, excluding deposit insurance assessments.

Our net loss for the three months ended March 31, 2010, was $547,000, as compared with a net loss of $68,000 in the same period of 2009.  In addition to the items discussed above for the first quarter of 2010, we continued to improve our liquidity with total cash and cash equivalents, which include interest-bearing deposits, reaching $34.0 million at March 31, 2010, as compared with $31.1 million at December 31, 2009.

Other significant items affecting 2010 results of operations include:

•	A decrease in total loan exposure from $200.7 million to $196.3 million, a decrease of 2.2%.
•	Noninterest expenses, excluding deposit insurance assessments, decreased from $1,714,000 to $1,635,000 for the three months ended March 31, 2009 and 2010, respectively.
•
Net interest income before provision for loan losses increased from $1,764,000 in 2009 to $2,055,000 in 2010, an increase of $291,000, or 16.5%, as a result of an increase in net interest-earning assets of $4.3 million and an increase in our net interest margin from 3.11% in 2009 to 3.18% in 2010.

•
Higher provisions for loan losses, which totaled $872,000 for the three months ended March 31, 2010, as compared with $234,000 for the same period of 2009, that contributed to an increase in our allowance for loan and lease losses from 3.25% to 3.39% of total loans outstanding.

•
During the first quarter of 2009, Oceanside Bank reported a write-down of $179,000 on its investment in a correspondent bank, Silverton Bank, National Association.  Silverton Bank was closed by federal regulators on May 1, 2009.  There was no such loss in 2010.

Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three months ended March 31, 2010):

	Three Months Ended March 31, 2010	Year Ended December 31, 2009

Return on average assets	-0.78%	-2.43%
Return on average equity	-23.38%	-45.70%
Interest-rate spread	2.94%	2.92%
Net interest margin	3.18%	2.98%
Noninterest expenses to average assets	2.74%	2.85%

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

We expect to meet our liquidity needs with:

•	Available cash, including both interest and noninterest-bearing balances, and federal funds sold, which totaled $34.0 million at March 31, 2010;
•	The repayment of loans, which include loans with a remaining maturity or repricing of one year or less (excluding those in nonaccrual status) totaling $68.0 million;
•	Proceeds of unpledged securities available-for-sale and principal repayments from mortgage-backed securities;
•	Retention of and growth in deposits; and,
•	If necessary, borrowing against approved lines of credit and other alternative funding strategies.

Short-Term Investments.  Short-term investments (which consist of federal funds sold, interest-bearing deposits, and investment securities maturing in three months or less) were $28.8 million at March 31, 2010, as compared to $31.7 at December 31, 2009.  We regularly review our liquidity position and have implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the statement of financial condition and funding from non-core sources.  To further enhance our liquidity, we have developed alternative funding strategies that have been approved by our Board of Directors.  At March 31, 2010, alternate funding strategies included (dollars in thousands):

Lines of credit to purchase federal funds:
Secured (1)	$2,800
Unsecured	1,000
Federal Reserve discount window (2)	3,131
$6,931
(1) On April 22, 2010, this amount was raised to $3.2 million and on May 12, 2010, lowered to $3.0 million
(2) Subject to prior approval

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

Deposits and Other Sources of Funds.  In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, securities sold under agreements to repurchase, and advances under lines of credit to purchase federal funds.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions.  Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels.

Index

Core Deposits.  Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  We had core deposits totaling $191.5 million at March 31, 2010, and $223.3 million at December 31, 2009, a decrease of 14.2%.  This decrease in core deposits was partially offset by a net increase in certificates of deposit of $8.6 million, as depositors sought higher yields.  We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future.

Customers with large certificates of deposit tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.  Some financial institutions acquire funds in part through large certificates of deposit obtained through brokers.  These brokered deposits have been historically expensive and unreliable as long-term funding sources.  Pursuant to the Consent Order, we are prohibited, throughout the life of the Consent Order, from accepting, renewing, or rolling over any brokered deposits, and must comply with the restrictions on the effective yields on deposits exceeding national averages.  Brokered certificates of deposit issued by us totaled $13.2 million at March 31, 2010, and $19.1 million at December 31, 2009, a decrease of 30.9%.  This decline in brokered deposits was more than offset by our net increase of $14.5 million from certificates of deposits from our customers.

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities.  At March 31, 2010, we had commitments to extend credit totaling $9.4 million, and had issued, but unused, standby letters of credit of $1.2 million for the same period.  In addition, scheduled maturities of certificates of deposit during the twelve months following March 31, 2010, total $114.1 million.  We believe that resources exist to fund all our anticipated commitments.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations).  At March 31, 2010, Oceanside’s actual capital amounts and percentages are presented in the following table (dollars in thousands):

	Actual		Required by Consent Order
	Amount	%	Amount	%

Total capital to risk-weighted assets	$14,850	7.74%	$21,107	11.00%
Tier 1 capital to risk-weighted assets	$12,399	6.46%	-	-
Tier 1 capital to average assets	$12,399	4.32%	$22,987	8.00%

At March 31, 2010, Oceanside did not meet the required ratios under the Consent Order.  Notes 1 and 9 to Condensed Consolidated Financial Statements discuss events that may affect Oceanside’s required level of capital to maintain in the future.

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

Index

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

Management monitors our loan portfolio throughout the month for classification changes.  Each month, we perform a detailed internal review to determine an appropriate level of reserves to set aside for probable losses in our loan portfolio.  We supplement our internal reviews with external loan reviews performed by an independent loan review firm.  The regulatory agencies also have the authority to require additional levels of reserves if they deem necessary despite management’s best efforts to establish an appropriate level of reserves consistent with generally accepted accounting principles.  Sometimes our collective assessments from internal and loan reviews may differ from the regulatory assessment.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged against income.  Loans are charged against the allowance when we believe that the collectibility of principal is unlikely.  The provision is an estimated amount that we believe will absorb probable losses inherent in the loan portfolio based on evaluations of its collectibility.  The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, specific problem loans and commitments, and current anticipated economic conditions that may affect the borrower's ability to pay.  While we use the best information available to recognize losses on loans, future additions to the provision may be necessary based on changes in economic conditions.  A summary of balances in the allowance for loan losses and key ratios follows (dollars in thousands):

	For the Three Months Ended March 31, 2010	For the Twelve Months Ended December 31, 2009

End of period loans (net of deferred fees)	$196,244	$200,718
End of period allowance for loan losses	$6,651	$6,531
% of allowance for loan losses to total loans	3.39%	3.25%
Average loans for the period	$199,761	$206,188
Net charge-offs as a percentage of average loans
for the period (annualized for 2010)	1.51%	1.81%
Nonperforming assets:
Nonaccrual loans	$6,282	$6,715
Loans past due 90 days or more and still accruing	119	8
Nonperforming loans	6,401	6,723
Foreclosed real estate	2,305	1,727
	$8,706	$8,450

Nonperforming loans to period end net loans	3.26%	3.35%
Nonperforming assets to period end total assets	3.05%	2.84%

At March 31, 2010, we had 63 loans totaling approximately $32.2 million classified as substandard, doubtful, or loss.  At March 31, 2010, management had provided specific reserves totaling $4.3 million for loans risk-rated substandard or worse.

Our internally-classified loans increased 4.4% from December 31, 2009, levels of $30.8 million.  Our nonperforming assets also increased 3.0%, which included an increase in other real estate owned and foreclosed assets of $0.6 million, or 33.5%, due to one loan transferred to other real estate owned.

Index

Included in our total classified loans of $32.2 million, we internally monitor classified loans that we believe continue to meet the regulatory definition of performing loans.  While we may experience losses, many of these loans are believed to be well-secured and making payments.

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

	As of March 31, 2010		As of December 31, 2009
	Amount	% of Total	Amount	% of Total
Real estate loans:
Construction, land development, and other land	$30,447	16%	$32,455	16%
1-4 family residential:
Secured by first liens	33,689	17%	33,281	16%
Home equity lines of credit and junior liens	23,055	12%	23,619	12%
Multifamily residential	2,926	1%	2,902	1%
Commercial	91,798	47%	93,455	47%
	181,915	93%	185,712	92%
Commercial loans	11,084	6%	11,703	6%
Consumer and other loans	3,256	1%	3,315	2%
Total loan portfolio	196,255	100%	200,730	100%
Less, deferred fees	(11)		(12)
Less, allowance for loan losses	(6,651)		(6,531)
Loans, net	$189,593		$194,187

Substantially all our loans are in our trade area and have been affected by economic and real estate trends in North Florida.  Our increases in past due loans, nonperforming assets, charge-offs, and allowance for loan losses over historical levels are directly related to declines in real estate activity, collateral values, and other negative economic trends such as rising unemployment.  We monitor a number of key ratios to identify risks and focus management efforts to mitigate our exposure.  We monitor loans in excess of federal supervisory loan-to-value limits.  Such loans totaled $7.7 million and $9.2 million at March 31, 2010 and December 31, 2009, respectively.  Delinquency amounts and delinquency amounts expressed as a percentage of total loan classification are as follows:

As of March 31, 2010	Past Due 30-89 Days and Still Accruing	% of Total Loans	Past Due 90 or More Days and Still Accruing	% of Total Loans	Nonaccrual Loans	% of Total Loans	Total Past Due Loans	% of Total Loans
Real estate:
Construction, land development and other land	$610	2.00%	$8	0.03%	$547	1.80%	$1,165	3.83%
1-4 family residential:
Secured by first liens	544	1.61%	-	0.00%	2,940	8.73%	3,484	10.34%
Home equity lines of credit and junior liens	1,179	5.11%	-	0.00%	450	1.95%	1.629	7.06%
Multifamily residential	-	0.00%	-	0.00%	1,350	46.14%	1,350	46.14%
Commercial	260	0.28%	77	0.08%	874	0.95%	1,211	1.31%
Total real estate	2,593	1.43%	85	0.05%	6,161	3.39%	8,839	4.87%
Commercial	13	0.12%	22	0.20%	-	0.00%	35	0.32%
Consumer and other loans	7	0.21%	12	0.37%	121	3.72%	140	4.30%
Total loans	$2,613	1.33%	$119	0.06%	$6,282	3.20%	$9,014	4.59%

Index

As of December 31, 2009	Past Due 30-89 Days and Still Accruing	% of Total Loans	Past Due 90 or More Days and Still Accruing	% of Total Loans	Nonaccrual Loans	% of Total Loans	Total Past Due Loans	% of Total Loans
Real estate:
Construction, land development and other land	$89	0.27%	$7	0.02%	$2,019	6.22%	$2,115	6.51%
1-4 family residential:
Secured by first liens	154	0.46%	-	0.00%	2,603	7.82%	2,757	8.28%
Home equity lines of credit and junior liens	570	2.41%	-	0.00%	530	2.24%	1,100	4.65%
Multifamily residential	-	0.00%	-	0.00%	1,350	46.52%	1,350	46.52%
Commercial	543	0.58%	-	0.00%	213	0.23%	756	0.81%
Total real estate	1,356	0.73%	7	0.00%	6,715	3.62%	8,078	4.35%
Commercial	140	1.20%	-	0.00%	-	0.00%	140	1.20%
Consumer and other loans	58	1.75%	1	0.00%	-	0.00%	59	1.75%
Total loans	$1,554	0.77%	$8	0.00%	$6,715	3.35%	$8,277	4.12%

The following shows the increases (decreases) in delinquent loans at March 31, 2010, as compared with December 31, 2009.

Increase (Decreases)	Past Due 30-89 Days and Still Accruing	Past Due 90 or More Days and Still Accruing	Nonaccrual Loans	Total Past Due Loans
Real estate:
Construction, land development and other land	$521	$1	$(1,472)	$(950)
1-4 family residential:
Secured by first liens	390	-	337	727
Home equity lines of credit and junior liens	609	-	(80)	529
Multifamily residential	-	-	-	-
Commercial	(283)	77	661	455
Total real estate	1,237	78	(554)	761
Commercial	(127)	22	-	(105)
Consumer and other loans	(51)	11	121	81
Total loans	$1,059	$111	$(433)	$737

Index

Loans restructured and in compliance with modified terms are commonly referred to as “debt restructurings.”  A restructuring of debt constitutes a Troubled Debt Restructuring (“TDR”) if a creditor for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor it would not otherwise consider.  A summary of nonperforming assets and restructured loans follows (dollars in thousands):

Analysis of Nonperforming Assets (dollars in thousands):

	March 31,	December 31,
	2010	2009
Nonaccrual loans
Construction, land development, and other land	$547	$2,019
1-4 family residential:
Secured by first liens	2,940	2,603
Home equity lines of credit and junior liens	450	530
Multifamily residential	1,350	1,350
Commercial	874	213
Total real estate	6,161	6,715
Commercial	-	-
Consumer and other loans	121	-
Total	$6,282	$6,715

Loans 90 days or more past due and still on accrual status
Construction, land development, and other land	$8	$7
1-4 family residential:
Secured by first liens	-	-
Home equity lines of credit and junior liens	-	-
Multifamily residential	-	-
Commercial	77	-
Total real estate	85	7
Commercial	22	-
Consumer and other loans	12	1
Total	$119	$8

Total nonperforming loans	$6,401	$6,723
Foreclosed real estate	2,305	1,727
Total nonperforming assets	$8,706	$8,450

Restructured loans
1 to 4 family	$4,728	$5,968
All other	11,394	11,404
Total restructured loans	$16,122	$17,372

Total nonperforming assets and restructured loans	$24,828	$25,822

Restructured loans included in nonaccrual loans above that are
considered troubled debt restructurings	$2,179	$1,842

Ratios
Total loans	$196,244	$200,718
Total assets	$285,880	$297,366
Total nonperforming loans to total loans	3.26%	3.35%
Total nonperforming assets to total assets	3.05%	2.84%
Total nonperforming assets and restructured loans to total assets	8.68%	8.68%

We have been consistent in our practice of determining our allowance for loan losses with only minor refinements in establishing reserves for our performing loans.  Impaired loans may be assigned a specific reserve and/or charged-down to estimated fair value less costs to liquidate.  We consider the following in establishing reserves on loans other than impaired loans:

•	Recent historical loss data over the past five quarters is used as a starting point for estimating current losses;

•	We consider various economic and other qualitative factors affecting loan quality including changes in:

•	the volume (and trends) of delinquent and monitored loans,
•	lending policies,

Index

•	underlying collateral values,
•	concentrations in risk and levels of concentration risks,
•	quality of internal and external loan reviews, which includes risk-rating our loans according to federal regulatory guidelines,
•	competition and regulatory factors,
•	lending staff experience,
•	business and economic conditions, and
•	other factors.

•
In developing loss factors, we consider both internal historical data and external data such as changes in leading economic indicators, the consumer price index, delinquencies, employment data, cap rates, occupancy levels, rental rates, and single-family homes and condominium sales prices and sales activity.

We maintain formal policies that we believe are consistent with federal regulatory guidance for identifying and quantifying risks related to loan quality and other related matters including but not limited to:

•	the frequency of internal and external loan reviews,
•	obtaining appraisals or evaluations for monitored loans,
•	classifying loans from accrual to nonaccrual status (which is typically done when a loan reaches 90 days past due unless well-secured and in process of collection),
•	recognizing loan charge-offs on impaired loans, and
•	exercising judgment in determining the allowance for loan losses consistent with generally accepted accounting principles.

The following is a summary of the activity in the ALLL for the periods presented below (dollars in thousands):

	For the Three Months Ended March 31, 2010	For the Twelve Months Ended December 31, 2009

Allowance for loan losses at beginning of year	$6,531	$3,999

Charge-offs for the period
Construction, land development, and other land	(561)	(135)
1-4 family residential:
Secured by first liens	(154)	(1,207)
Home equity lines of credit and junior liens	-	(110)
Multifamily residential	-	(2,040)
Commercial	-	(156)
Total real estate	(715)	(3,648)
Commercial	-	(39)
Consumer and other loans	(39)	(74)
Total charge-offs	(754)	(3,761)

Recoveries for the period
Construction, land development, and other land	-	-
1-4 family residential:
Secured by first liens	-	1
Home equity lines of credit and junior liens	-	-
Multifamily residential	-	-
Commercial	-	-
Total real estate	-	1
Commercial	-	11
Consumer and other loans	2	13
Total recoveries	2	25
Net charge-offs for the period	(752)	(3,736)
Provision for loan losses for the period	872	6,268
Allowance for loan losses at end of period	$6,651	$6,531

Index

The following is the allocation of the ALLL for the periods presented (dollars in thousands):

	March 31, 2010			December 31, 2009
	Reserves for Impaired Loans	Reserves for Loss Contingencies	Total	Reserves for Impaired Loans	Reserves for Loss Contingencies	Total
Commercial real estate	$3,073	$687	$3,760	$3,547	$504	$4,051
Residential real estate	1,270	1,367	2,637	831	1,392	2,223
Total real estate	4,343	2,054	6,397	4,378	1,896	6,274
Commercial	-	123	123	-	194	194
Consumer and other loans	4	51	55	2	61	63
Unallocated	-	76	76	-	-	-
Totals	$4,347	$2,304	$6,651	$4,380	$2,151	$6,531

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

We do not engage in trading or hedging activities and do not invest in interest-rate derivatives or enter into interest- rate swaps.  We actively monitor and manage interest-rate risk exposure.  The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure.  We rely primarily on the asset-liability structure to control interest-rate risk.  However, a sudden and substantial change in interest rates could adversely impact our earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.  There have been no significant changes in our market risk exposure since December 31, 2009.

[Remainder of page left blank intentionally.]

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

	For the Three Months Ended March 31,
	2010			2009
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$199,761	$2,825	5.74%	$207,280	$3,154	6.17%
Investment securities and
interest-bearing deposits (1)	74,637	491	3.19%	33,796	343	5.33%
Other interest-earning assets	-	-	0.00%	2,228	1	0.18%

Total interest-earning assets (1)	274,398	3,316	5.04%	243,304	3,498	6.00%

Noninterest-earning assets	11,834			26,124

Total assets	$286,232			$269,428

Interest-bearing liabilities:
Demand, money market
and NOW deposits	$90,118	275	1.24%	$53,894	210	1.58%
Savings	2,876	5	0.71%	2,942	7	0.96%
Certificates of deposit	134,632	854	2.57%	142,480	1,399	3.98%
Other borrowings	15,393	127	3.35%	16,860	118	2.84%

Total interest-bearing liabilities	243,019	1,261	2.10%	216,176	1,734	3.25%

Noninterest-bearing liabilities	33,724			36,354
Stockholders’ equity	9,489			16,898
Total liabilities and
stockholders’ equity	$286,232			$269,428

Net interest income before
provision for loan losses		$2,055			$1,764

Interest-rate spread			2.94%			2.75%
Net interest margin (1)			3.18%			3.11%
Ratio of average interest-earning assets
to average interest-bearing liabilities	112.91%			112.55%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Index

Analysis of Changes in Net Interest Income

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of interest-earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for the three months period ended March 31, 2010, compared to the same period in 2009.  For purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis (dollars in thousands):

	Three Months Ended March 31,
	2010 vs. 2009
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$(230)	$(115)	$16	$(329)
Investment securities and interest-bearing deposits	(179)	538	(211)	148
Other interest-earning assets	(1)	(1)	1	(1)
Total interest-earning assets	(410)	422	(194)	(182)

Interest-bearing liabilities:
Demand, money market and NOW deposits	(45)	141	(31)	65
Savings	(2)	-	-	(2)
Certificates of deposit	(499)	(77)	31	(545)
Other borrowings	21	(10)	(2)	9
Total interest-bearing liabilities	(525)	54	(2)	(473)

Net interest income	$115	$368	$(192)	$291

Comparison of Three Months Ended March 31, 2010 and 2009

Interest Income and Expense

Interest Income.  Interest income was $3,316,000 and $3,498,000 for the three months ended March 31, 2010 and 2009, respectively, a decline of $182,000, or 5.2%.  A decrease in yields on average interest-earning assets of 96 basis points more than offset the increase in average earning assets of $31.1 million, or 12.8%.  Substantially all of the increase was due to higher levels of interest-bearing deposits that contributed to the steep decline in yields for investment securities and interest-bearing deposits of 214 basis points.  Average loans decreased $7.5 million over 2009, or 3.6%.  The declining interest rate environment and the effect of increased nonaccrual loans, restructured loans, and other real estate owned contributed to lower yields on average loans of 5.74% versus 6.17%, a decline of 43 basis points.  Average loans, as a percentage of average interest-earning assets, decreased to 72.8% in the first quarter of 2010 as compared with 85.2% in 2009.  The percentage of lower yielding average investment securities and interest-bearing deposits to total interest-earning assets rose to 27.2% in 2010 from 13.9% in 2009.

Interest Expense.  Interest expense was $1,261,000 and $1,734,000 for the three months ended March 31, 2010 and 2009, respectively.  Our average cost of funds for interest-bearing liabilities decreased to 2.10% in 2010 compared with 3.25% over the same period in 2009, an overall decline of 115 basis points.  A shift in the mix of our interest-bearing deposits, along with decreases in the overall interest rates in our market area, contributed to the decrease in our cost of funds.  Certificates of deposit, with an average cost of funds of 2.57% in 2010 and 3.98% in 2009, represented 55.4% of our total interest-bearing liabilities in 2010 as compared with 65.9% in 2009.  The decline in average certificates of deposit and other interest-bearing liabilities was offset by increases in our interest-bearing demand deposits, with an average cost of funds of 1.24% in 2010 and 1.58% in 2009, representing 37.1% of our total interest-bearing liabilities in 2010 as compared with 24.9% in 2009.

Net Interest Income before Provision for Loan Losses.  Net interest income before provision for loan losses was $2,055,000 and $1,764,000 for the three months ended March 31, 2010 and 2009, respectively.  The net interest margin for the first quarter of 2010 was 3.18% versus 3.11% in 2009, which reflected a more effective management of our interest-bearing assets and liabilities while maintaining an acceptable liquidity position.

Index

Provision for Loan Losses

We recorded provisions for loan losses totaling $872,000 and $234,000 for the three months ended March 31, 2010 and 2009, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio.  During the first quarter of 2010, we replenished our reserves to 3.39% of outstanding loans after recognizing net charge-offs of $0.8 million.  Two loans accounted for 87% of the charge-offs in the quarter.  One loan was transferred to other real estate owned during the quarter, and the other is expected to be transferred during the second quarter of 2010.

Noninterest Income and Expenses

Noninterest Income.  Total noninterest income increased by $146,000, or 265.5% for the three months ended March 31, 2010, to $201,000 compared with $55,000 for the same period in 2009.  The first quarter of 2010 versus 2009 included a reduction in fees and service charges on deposit accounts and other fee income for banking services of $17,000, or 9.5%, and lower realized gain on the sale of securities of $24,000.  These decreases were offset by lower losses on the sale of other real estate owned of $11,000.  In addition, for the three months ended March 31, 2009, we recorded a $179,000 loss on restricted stock versus a comparable loss of $-0- in 2010.

Noninterest Expenses.  Management has taken steps to reduce noninterest expenses in areas in which it can without significantly affecting the safety and soundness of our banking operations.  Salaries and employee benefits decreased $30,000, or 4.1%, in the first quarter of 2010 over 2009.  Expenses of bank premises and fixed assets decreased $17,000, or 6.6%.  Advertising and business development and pension expenses have been reduced, resulting in a decrease in noninterest expenses of $109,000.  Other components of noninterest expenses increased $295,000.  The more significant increases were:

•	Higher professional, legal, and audit expenses of $58,000;
•	Increases in the write-down of other real estate owned of $30,000; and
•	Increases in deposit insurance assessments of $207,000.

Benefit for Income Taxes.  The effective tax rates differ from the federal and state statutory rates of 37.6% principally due to nontaxable investment income for 2010 and 2009 and a deferred tax valuation allowance in 2010 to reduce the expected tax benefit of the net loss to zero.  Tax-exempt income was $160,000 for the first quarter of 2010 as compared with $168,000 in 2009.

An income tax summary follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009

Book loss before income tax benefit	$(547)	$(218)
Nontaxable interest income, net	(160)	(168)
Deferred tax valuation allowance and other, net	707	(14)
Taxable loss	-	(400)
Tax rate	37.6%	37.6%
Benefit for income taxes	$-	$(150)
Effective rate	0.0%	68.8%

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

Index

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

Evaluation of Disclosure Controls and Procedures.  Atlantic's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Atlantic's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on that evaluation, such officers have concluded that, as of the Evaluation Date, Atlantic's disclosure controls and procedures are effective in bringing to their attention, on a timely basis, material information relating to Atlantic (including its consolidated subsidiaries) required to be included in Atlantic's periodic filings under the Exchange Act.

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

Consent Order - Effective January 7, 2010, Oceanside, a wholly-owned subsidiary of Atlantic, entered into a Stipulation to the Issuance of a Consent Order with the Federal Deposit Insurance Corporation (the “FDIC”) and the Florida Office of Financial Regulation (the “OFR”) (“Stipulation”).  Pursuant to the Stipulation, Oceanside has consented, without admitting or denying any charges of unsafe or unsound banking practices or violations of law or regulation, to the issuance of a Consent Order by the FDIC and the OFR, also effective as of January 7, 2010 (“Consent Order”).

The Consent Order represents an agreement among Oceanside, the FDIC, and the OFR as to areas of Oceanside’s operations that warrant improvement and presents a plan for making those improvements.  The Consent Order imposes no fines or penalties on Oceanside.

Pursuant to the Consent Order, Oceanside’s Board of Directors is required to increase its participation in the affairs of Oceanside.  This participation shall include comprehensive, documented meetings to be held no less frequently than monthly.  Oceanside must also develop, submit for comment to the FDIC and the OFR, and approve a management plan for the purpose of providing qualified management for Oceanside.  Prior to the entry of the Consent Order, the Board conducted such meetings, but will now require more detailed management reports.  The Board has developed a management plan and evaluated the structure and composition of Oceanside’s current management.  The Board has also developed an education plan for itself.

During the life of the Consent Order, Oceanside shall not add any individual to Oceanside’s Board of Directors or employ any individual as a senior executive officer without the prior non-objection of the FDIC and the OFR.  Oceanside has been subject to this requirement since 2008; therefore, this requirement will have no affect on Oceanside’s operations.

Within 90 days of the effective date of the Consent Order and, thereafter, during the life of the Consent Order, Oceanside shall achieve and maintain a Tier 1 Leverage Capital Ratio of not less than 8% and a Total Risk Based Capital Ratio of not less than 11%.  In the event such ratios fall below such levels, Oceanside shall notify the FDIC and the OFR and shall increase capital in an amount sufficient to reach the required ratios within 90 days of such notice.  At March 31, 2010, Oceanside’s Tier 1 Leverage Capital Ratio was 4.32% and its Total Risk Based Capital Ratio was 7.74%.  We did not meet the April 7, 2010, deadline to raise additional capital as required by the Consent Order.  However, our contemplated merger with Jacksonville Bancorp, Inc. (see Note 12 - Subsequent Event) is expected to result in our being part of a larger bank, with significantly higher capital ratios.  In the meantime, we will explore other strategic alternatives intended to improve our capital ratios during 2010.

Oceanside shall also be required to maintain a fully funded Allowance for Loan and Lease Losses (“ALLL”), the adequacy of which shall be satisfactory to the FDIC and the OFR.  The Board of Directors shall review the adequacy of the ALLL and establish a comprehensive policy for determining the adequacy of the ALLL consistent with regulatory policies.  A deficiency in the ALLL shall be remedied in the calendar quarter it is discovered.  Oceanside’s policy for determining the adequacy of Oceanside’s ALLL and its implementation shall be satisfactory to the FDIC and the OFR as determined at subsequent examinations and/or visitations.  Oceanside has always endeavored to maintain a fully funded ALLL.  Regulatory review of the ALLL has not always been consistent from examination/visitation to examination/visitation and has not always seemed to be in accordance with generally accepted accounting principles or written regulatory guidance or regulations, so Oceanside anticipates possibly being requested to make further adjustments to the ALLL depending on the affiliation (FDIC or OFR), identity, or attitudes of future examination or visitation staff.  As of the date of the Consent Order, Oceanside believes its ALLL was compliant with regulatory guidance and consistent with generally accepted accounting principles.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

Pursuant to the Consent Order, Oceanside must review, revise, and adopt its written liquidity, contingency funding, and funds management policy to provide effective guidance and control over Oceanside’s funds management activities.  Oceanside must also implement effective models for managing liquidity; and, calculate monthly the liquidity and dependency ratios.  Oceanside has revised such policies and is refining its practices and procedures in these areas.  Oceanside expects that these actions will improve Oceanside’s liquidity, contingency funding, and funds management practices.

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

Oceanside shall also reduce the aggregate balance of assets classified “Substandard” by the FDIC in November 2008, in accordance with the following schedule: (i) within 90 days to not more than 100% of Tier 1 capital plus the ALLL; (ii) within 180 days to not more than 85% of Tier 1 capital plus the ALLL; (iii) within 270 days to not more than 60% of Tier 1 capital plus the ALLL; and (iv) within 360 days to not more than 50% of Tier 1 capital plus the ALLL.  Oceanside did meet the first target goal (April 7, 2010) as the classified assets cited by the FDIC were $16.2 million at March 31, 2010, or 85.15% of Tier 1 capital plus the ALLLL ($19.1 million).  With the ratio of 85.15% as of March 31, 2010, Oceanside should meet the second targeted goal of 85% within 180 days.  Oceanside anticipates needing to increase its Tier 1 capital or successfully work out an appropriate amount of “Substandard” assets to meet the remaining targeted ratios.  Oceanside’s management is actively trying to reduce the amount of “Substandard” assets and Atlantic is exploring strategic alternatives intended to result in increasing Oceanside’s Tier 1 capital.

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

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

Within 30 days from the effective date of the Consent Order, Oceanside will engage a loan review analyst who shall review all loans exceeding $500,000.  Oceanside has engaged an outside loan review analyst that is expected to begin work in 2010.  In addition, Oceanside Bank has received input as to the quality of individual loans and its loan portfolio in connection with the due diligence process for the proposed merger with Jacksonville Bancorp,Inc. (see Note 12 - Subsequent Event).  The results of the due diligence review and the planned outside loan review are expected to assist Oceanside in working out classified assets and may result in positive or negative changes to certain loan classifications.

Within 60 days from the effective date of the Consent Order, Oceanside shall revise, adopt, and implement a written lending, underwriting, and collection policy to provide effective guidance and control over Oceanside’s lending function.  In addition, Oceanside shall obtain complete and current documentation for all loans in Oceanside’s loan portfolio.  Within 30 days from the effective date of the Consent Order, the Board shall adopt and implement a policy limiting the use of loan interest reserves to certain types of loans.  Oceanside has consistently obtained complete and current documentation for its loans.  Oceanside has developed the required policies, which are expected to assist management in improving the management of the relevant aspects of Oceanside’s operations.

Within 60 days from the effective date of the Consent Order, Oceanside shall perform a risk segmentation analysis with respect to any other concentration deemed important by Oceanside.  The plan shall establish appropriate commercial real estate (“CRE”) lending risk limits and monitor concentrations of risk in relation to capital.  In February 2009, the Board of Directors approved a revised CRE policy that called for a quarterly analysis of CRE and other concentrations.  The first report was completed as of March 31, 2010, and presented to the Board of Directors at its April 2010 meeting.  In addition to enhanced CRE tracking, this report measured concentrations of credit by zip code, risk ratings by zip code, loans by NAICS codes for industry concentrations, payment methods (amortizing, interest only, and other), and home equity lines of credit and home equity loans.  This analysis and the cessation of CRE lending in January 2009 did not have any impact on Oceanside’s operations.

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

Within 30 days of the end of each calendar quarter following the effective date of the Consent Order, Oceanside shall furnish written progress reports to the FDIC and the OFR detailing the form, manner, and results of any actions taken to secure compliance.  Oceanside has begun preparing and submitting such reports.  This is expected to have minimal impact on Oceanside’s operations and financial results.

Written Agreement - On March 26, 2010, Atlantic entered into a mutual agreement (“Written Agreement”) with the Federal Reserve Bank of Atlanta (the "Reserve Bank") to maintain the financial soundness of Atlantic so that Atlantic may serve as a source of strength to Oceanside.  Atlantic and the Reserve Bank agree as follows:

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

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

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

Item 1A.	Risk Factors

In connection with the contemplated merger between Atlantic and Jacksonville Bancorp, Inc., the following risk factors should be considered, including the risk of:

•	unexpected transaction costs, including the costs of integrating operations;
•	that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected;
•	potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected;
•	deposit and customer attrition;
•	changes in deposit mix;
•	unexpected operating and other costs, which may differ or change from expectations;
•	customer and employee loss and business disruption, including, without limitation, as the result of difficulties in maintaining relationships with employees;
•	increased competitive pressures and solicitations of customers by competitors;
•	changes in the interest rate environment reducing interest margins;
•	legislation or regulatory changes that adversely affect the business in which the combined company would be engaged; and
•	the difficulties and risks inherent with entering new markets.

Item 6.	Exhibits.

Exhibit No.  Description of Exhibit

Legend

(a)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 1999
(b)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2000
(c)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2002
(d)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2003
(e)	Incorporated by reference on Atlantic’s Form 10-QSB for quarter ended September 30, 2006
(f)	Incorporated by reference on Atlantic’s Form 8-K filed January 13, 2010
(g)	Incorporated by reference on Atlantic’s Form 8-K filed March 31, 2010
(h)	Incorporated by reference on Atlantic’s Form 8-K filed May 14, 2010

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

Exhibit No.  Description of Exhibit

2.1	Agreement and Plan of Merger by and between Atlantic and Jacksonville Bancorp, Inc. dated May 10, 2010 (h)
3.1	Articles of Incorporation (a)
3.2	Bylaws (a)
4.1	Specimen Stock Certificate (a)
10.1	Software License Agreement dated as of October 6, 1997, between Oceanside and File Solutions, Inc. (a)
10.2	File Solutions Software Maintenance Agreement dated as of July 15, 1997, between Oceanside and SPARAK Financial Systems, Inc. (a)
10.3	Remote Data Processing Agreement dated as of March 3, 1997, between Oceanside and Bankers Data Services, Inc. (a)
10.4	Lease dated September 27, 2000, between MANT EQUITIES, LLC and Oceanside (b)
10.5	Lease dated August 22, 2002, between PROPERTY MANAGEMENT SUPPORT, INC., and Oceanside (c)
10.6	Change in Control Agreement for Barry W. Chandler (e)
10.7	Change in Control Agreement for David L. Young (e)
10.8	Change in Control Agreement for Grady R. Kearsey (e)
10.9	Stipulation to the Issuance of a Consent Order (f)
10.10	Written Agreement by and between Atlantic and the Federal Reserve Bank of Atlanta (g)
10.11	Shareholders Agreement by and among Atlantic, Jacksonville Bancorp, Inc., and certain Atlantic shareholders dated May 10, 2010 (h)
14	Code of Ethics for Senior Officers Policy (d)
31.1	Certifications of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certifications of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic BancGroup, Inc.

Date: May 17, 2010	/s/ Barry W. Chandler
Barry W. Chandler
President and Principal Executive Officer

Date: May 17, 2010	/s/ David L. Young
David L. Young
Executive Vice President,
Principal Financial Officer, and
Corporate Secretary