Form 10-K/A
period 2009-12-31
ATLANTIC BANCGROUP INC
filed 2010-08-10
CIK 1087790

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☒

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2009:  $5,268,979.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of the registrant’s common stock as of August 9, 2010:  1,247,516.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits as noted in Part IV, Item 15, of the Annual Report on Form 10-K are incorporated by reference.

EXPLANATORY NOTE

This Amendment on Form 10-K/A (the “Amendment”) amends our annual report for the fiscal year ended December 31, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on April 15, 2010 (the “Original Report”).  We are filing this Amendment to address comments received from the SEC’s staff subsequent to filing our Original Report.  In response to such comments, we have amended the Original Report to include revised disclosures concerning our loan classifications, allowance for loan and lease losses (“ALLL”), loans and nonperforming assets identified by the Federal Deposit Insurance Corporation (‘FDIC”) in its November 2008 examination (“exam”), and the tracking of FDIC-identified loans and nonperforming assets as required under the Consent Order executed January 7, 2010.  Also, the Report of Registered Public Accounting Firm on page 51 of the Original Report omitted the required evidence of the signature of the accounting firm that issued its report on our financial statements.

Specifically, the revised disclosures in the Amendment:

•	Identified the composition of assets classified by the FDIC in its November 2008 exam and the issues identified by the FDIC that gave rise to their classifications.

•	Address how the required reductions in the classified assets are expected to affect our losses.

•	More clearly describe how the regulatory requirement to reduce these balances was considered in developing our allowance for loan losses at December 31, 2009 and for interim periods in 2010.

We also revised our references to conform to the recent Accounting Standards Codification for the following:

•	ASC 450-20 (formerly SFAS No. 5, Accounting for Contingencies)

•	ASC 310-10-35 (formerly SFAS No. 114, Accounting by Creditors for Impairment of a Loan)

Except for the Report of Registered Public Accounting Firm on page 51 of the Original Report, all of the revisions described above appear in the section “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  No other information in the Original Report, other than the filing of the revised disclosures, is amended hereby.  Therefore, Item 7, Item 8 (page 51 only), and Item 15 are contained in this Amendment.  Except for the foregoing, the Amendment speaks as of the filing date of the Original Report and does not update or discuss any other Company developments after the date of the Original Report.

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

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

The following shows the composition of the assets classified by the FDIC in its November 2008 Exam (dollars in thousands):

	Asset Classifications
Assets Classified by FDIC in November 2008 Exam	Substandard	Doubtful	Loss	Total
Commercial real estate	$19,422	$-	$1,110	$20,532
Residential real estate	1,472	-	-	1,472
Total real estate	20,894	-	1,110	22,004
Commercial	2,584	-	93	2,677
Consumer and other loans	69	-	14	83
Total	23,547	-	1,217	24,764
Other real estate owned	2,967	-	781	3,748
Other foreclosed assets	75	-	-	75
	$26,589	$-	$1,998	$28,587

Twelve loan relationships accounted for 95% of the classified loans and 2 foreclosed real estate properties accounted for 85% of the other classified assets.  The composition of these loan relationships and other real estate owned (each in excess of $500,000) follows (dollars in thousands):

	Classified Loans		OREO
Commercial real estate	$19,989	85%	$2,444	76%
Residential real estate	880	4%	790	24%
Commercial	2,557	11%	-	0%
Consumer and other loans	-	0%	-	0%
	$23,426	100%	$3,234	100%

Twelve of the classified loans were on nonaccrual status, which amounted to 30% of the classified loans, and six other loans were past due, or 11% of the classified loans.  The issues identified by the FDIC that gave rise to the loan classifications included:

•       Weakening economic conditions in Oceanside’s real estate market,
•       Inappropriate concentrations of commercial real estate, which was slightly over the regulatory guidelines at the time of the FDIC November 2008 Exam,
•       The likelihood of continued asset deterioration,
•       Loans with little or no principal reductions (including interest-only loans),
•       Loans originated to renovate or develop real estate where the project had stalled because of the significant downturn in Oceanside’s trade area,
•       Slow or stalled sales of real estate collateral,
•       Marginal or insufficient collateral coverage, and
•       Strained borrower and/or guarantor cash flow and liquidity due to the recent downturn in the economy, the falling stock market, and rising unemployment.

Since the identification of classified assets by the FDIC in its November 2008 Exam, we have disposed of approximately 50% of the original balances (see below).  Of this net reduction, approximately 51% was related to improved performance and risk-rating of the formerly classified loan and approximately 39% was attributable to charge-offs or write-downs taken on the classified assets.  Of the $4.8 million of charge-offs and write-downs, 2 loans accounted for $3.5 million and 1 foreclosed real estate project totaled $1.1 million.  The largest OREO classified asset, which started out at $2.4 million, is expected to have all but 1 unit sold by the end of the second quarter of 2010 with no additional losses anticipated.

Based on our ongoing monitoring of the classified assets identified by the FDIC, we do not anticipate significant additional losses in excess of the specific reserves at March 31, 2010 (dollars in thousands):

	Amount	% of Write- downs/Reserves to Total Remaining Balances
Remaining balances of loans identified by FDIC in November 2008 Exam	$16,551
Direct write-downs	(3,007)	18%
Subtotal	13,544
Specific reserves	(1,275)	8%
Net	$12,269

We are also ahead of the FDIC target of reducing these classified assets to below 100% of Tier 1 capital plus ALLL by reaching 85.1% in less than 90 days from the date of the Consent Order.  While we cannot predict whether we will continue to meet these targets, the further reduction in our largest classified OREO project in the second quarter of 2010 should help meet the next target of 85% within 180 days of the Consent Order.

In developing the level of ALLL at each quarter end, we evaluated the substandard loans classified by the FDIC for impairment in the same manner as discussed elsewhere in this filing.  Specifically, we obtain updated appraisals or evaluations periodically and assess each quarter any needed reserves as required under ASC 310-10-35.  Throughout the quarter, our special assets officer monitors and updates values as needed.  Since 7 loan relationships comprise 96% of the remaining classified loan balances of $13.5 million at March 31, 2010, we are able to give substantial attention and consideration of these specific loans in developing our ALLL calculation.  Also, because, the balance in these loans classified by the FDIC declined more rapidly than scheduled in the Consent Order, at March 31, 2010, these classified loans represent approximately 42% of the loans evaluated for impairment and the level of specific reserves allocated to these loans of $1.275 million at March 31, 2010, was approximately 19% of the total ALLL.

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

Management maintains a list of monitored loans risk-rated substandard or lower (referred to as “classified loans”). At December 31, 2009, management had fifty-seven classified loans totaling approximately $30.8 million, as compared with fifty classified loans totaling $28.5 million at December 31, 2008, twenty-eight classified loans totaling $8.0 million at December 31, 2007, and fifteen classified loans totaling $4.5 million at December 31, 2006.

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

Our methodology for determining the ASC 310-10-35 and ASC 450-20 components of the ALLL tracks our four major loan pools.  Our Board of Directors has approved this methodology and we have undergone recent regulatory examinations that have agreed with the use of the four loan pools shown in the accompanying tables.  Accordingly, we believe to further refine our methodology (and obtain historical data) would not meaningfully enhance our disclosures and would increase our costs to monitor our ALLL without any significant benefits.

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

Allocation of Allowance for Loan Losses (dollars in thousands):

ASC 310-10-35	At December 31,
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate	$3,547	63%	$1,114	62%	$124	68%	$8	68%	$22	66%
Residential real estate	831	29	140	30	366	23	8	23	112	23
Total real estate	4,378	92	1,254	92	490	91	16	91	134	89
Commercial	-	6	435	6	226	6	119	6	219	8
Consumer and other loans	2	2	28	2	12	3	23	3	37	3
Unallocated	-	-	-	-	-	-	-	-	-	-
Totals	$4,380	100%	$1,717	100%	$728	100%	$158	100%	$390	100%

ASC 450-20	At December 31,
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate	$504	63%	$993	62%	$1,078	67%	$971	68%	$767	66%
Residential real estate	1,392	29	819	30	60	24	49	23	267	23
Total real estate	1,896	92	1,812	92	1,138	91	1,020	91	1,034	89
Commercial	194	6	383	6	193	6	242	6	93	8
Consumer and other loans	61	2	87	2	88	3	44	3	35	3
Unallocated	-	-	-	-	22	-	135	-	-	-
Totals	$2,151	100%	$2,282	100%	$1,441	100%	$1,441	100%	$1,162	100%

Total ALLL	At December 31,
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate	$4,051	63%	$2,107	62%	$1,202	67%	$979	68%	$789	66%
Residential real estate	2,223	29	959	30	426	24	57	23	379	23
Total real estate	6,274	92	3,066	92	1,628	91	1,036	91	1,168	89
Commercial	194	6	818	6	419	6	361	6	312	8
Consumer and other loans	63	2	115	2	100	3	67	3	72	3
Unallocated	-	-	-	-	22	-	135	-	-	-
Totals	$6,531	100%	$3,999	100%	$2,169	100%	$1,599	100%	$1,552	100%

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

Distribution of Deposit Accounts by Type (dollars in thousands):

	At December 31,
	2009		2008		2007
		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits

Demand deposits	$35,409	13.1%	$43,017	17.9%	$27,278	12.5%
NOW deposits	11,455	4.2	20,208	8.4	4,440	2.1
Money market deposits	90,573	33.6	27,981	11.7	36,835	16.9
Savings deposits	2,702	1.0	2,892	1.2	2,800	1.3
Subtotal	140,139	51.9	94,098	39.2	71,353	32.8

Certificates of deposit:
0.00% - 0.99%	236	0.1	-	0.0	-	0.0
1.00% - 1.99%	27,485	10.2	-	0.0	-	0.0
2.00% - 2.99%	60,956	22.6	6,250	2.6	-	0.0
3.00% - 3.99%	21,895	8.1	69,932	29.2	950	0.4
4.00% - 4.99%	8,887	3.3	42,947	17.9	40,953	18.8
5.00% - 5.99%	10,428	3.8	26,669	11.1	104,275	48.0
Less fees on brokered deposits	(42)	0.0	(52)	0.0	(40)	0.0
Total certificates of deposit (1)	129,845	48.1	145,746	60.8	146,138	67.2

Total deposits	$269,984	100.0%	$239,844	100.0%	$217,491	100.0%

(1)	Includes retirement accounts (in thousands) totaling $4,924, $4,047, and $5,281, in 2009, 2008, and 2007, respectively, all of which were in the form of certificates of deposit.

Average Deposits and Average Rates (dollars in thousands):

	At December 31,
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Demand, money market
and NOW deposits	$123,182	1.24%	$69,612	1.43%	$72,193	2.33%
Savings deposits	2,858	0.99	2,988	1.10	3,751	1.49
Certificates of deposit	138,791	3.39	146,595	4.60	129,313	5.20
Total deposits	$264,831	2.37%	$219,195	3.54%	$205,257	4.12%

Time Deposits of $100,000 or more with remaining maturities of (dollars in thousands):

	December 31,
	2009	2008	2007

Due in three months or less	$12,167	$21,648	$20,720
Over three through twelve months	27,274	21,122	22,686
Over twelve months through three years	5,871	8,501	11,561
Over three years	1,353	500	2,818
	$46,665	$51,771	$57,785

Certificates of Deposits by Rate and Maturity Date (dollars in thousands):

	Year Ending December 31,
	2010	2011	2012	2013	2014	+	Total
At December 31, 2009:
0.00% - 0.99	$236	$-	$-	$-	$-		$236
1.00% - 1.99	26,860	625	-	-	-		27,485
2.00% - 2.99	43,385	11,425	5,068	-	1,078		60,956
3.00% - 3.99	20,934	629	5	230	97		21,895
4.00% - 4.99	7,770	768	60	289	-		8,887
5.00% - 5.99	6,229	3,796	403	-	-		10,428
Less fees on brokered deposits	(42)	-	-	-	-		(42)
Total certificates of deposit	$105,372	$17,243	$5,536	$519	$1,175		$129,845

	Year Ending December 31,
	2009	2010	2011	2012	2013	+	Total
At December 31, 2008:
1.00% - 1.99	$-	$-	$-	$-	$-		$-
2.00% - 2.99	6,036	213	1	-	-		6,250
3.00% - 3.99	51,461	17,772	476	-	223		69,932
4.00% - 4.99	34,078	7,765	761	57	286		42,947
5.00% - 5.99	16,316	6,192	3,749	412	-		26,669
Less fees on brokered deposits	(52)	-	-	-	-		(52)
Total certificates of deposit	$107,839	$31,942	$4,987	$469	$509		$145,746

	Year Ending December 31,
	2008	2009	2010	2011	2012	+	Total
At December 31, 2007:
1.00% - 1.99	$-	$-	$-	$-	$-		$-
2.00% - 2.99	-	-	-	-	-		-
3.00% - 3.99	446	504	-	-	-		950
4.00% - 4.99	30,952	8,762	1,172	11	56		40,953
5.00% - 5.99	77,138	15,690	6,662	4,377	408		104,275
Less fees on brokered deposits	(23)	(17)	-	-	-		(40)
Total certificates of deposit	$108,513	$24,939	$7,834	$4,388	$464		$146,138

SHORT-TERM AND LONG-TERM DEBT

Other Borrowings (dollars in thousands):

	December 31,
	2009	2008	2007

Customer repurchase agreements	$-	$-	$13,816
Federal funds purchased	-	-	4,372
FHLB of Atlanta advances	12,300	6,300	2,300
Junior subordinated debentures	3,093	3,093	3,093

	$15,393	$9,393	$23,581

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

/s/ MAULDIN & JENKINS, LLC

Albany, Georgia
April 15, 2010

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

Cash and Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits, and federal funds sold, all of which mature within ninety days.  At December 31, 2009 and 2008, interest-bearing deposits include $438,000 and $154,000, respectively, of deposits in the Federal Home Loan Bank.

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

(1)   Gains and losses include write-offs

Loans – Nonrecurring fair value adjustments to loans reflect full or partial write-downs that are based on the loan’s observable market price or current appraised value of the collateral in accordance with the implementation guidance in ASC 310, Receivables.  Since the market for impaired loans is not active, loans subjected to nonrecurring fair value adjustments based on the loan’s observable market price are generally classified as Level 2. Loans subjected to nonrecurring fair value adjustments based on the current appraised value of the collateral may be classified as Level 2 or Level 3 depending on the type of asset and the inputs to the valuation.  When appraisals are used to determine impairment and these appraisals are based on a market approach incorporating a dollar-per-square-foot multiple, the related loans are classified as Level 2.  If the appraisals require significant adjustments to market-based valuation inputs or apply an income approach based on unobservable cash flows to measure fair value, the related loans subjected to nonrecurring fair value adjustments are typically classified as Level 3 due to the fact that Level 3 inputs are significant to the fair value measurement.

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

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 17 - PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for Atlantic BancGroup, Inc. (parent only):

Condensed Balance Sheets as of December 31:	2009	2008
	(Dollars in Thousands)
Assets
Cash and cash equivalents	$1	$13
Investment in and advances to subsidiary bank	12,798	19,899
Other assets	356	178
Total	$13,155	$20,090

Liabilities and Stockholders' Equity
Liabilities:
Other long-term borrowings	$3,093	$3,093
Due to subsidiary bank	223	-
Accrued expenses and other	159	65
	3,475	3,158
Stockholders' equity	9,680	16,932
Total	$13,155	$20,090

Condensed Statements of Operations and Stockholders' Equity
Years Ended December 31:	2009	2008
	(Dollars in Thousands)

Equity in net loss of subsidiary bank	$(6,895)	$(1,685)
Other income	5	5
Interest expense	(185)	(185)
Other expenses (net of income tax benefit)	(165)	(62)
Net loss	(7,240)	(1,927)
Stockholders' Equity:
Beginning of year	16,932	18,856
Net change in unrealized holding gains (losses)
on securities in subsidiary bank	(12)	83
Cumulative effect adjustment -
Implementation of EITF 06-4	-	(80)
End of year	$9,680	$16,932

Condensed Statements of Cash Flows
Years Ended December 31:	2009	2008

	(Dollars in Thousands)
Operating Activities
Net loss	$(7,240)	$(1,927)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Equity in undistributed losses of subsidiary bank	6,895	1,685
Other	333	247
Net Cash Provided By (Used In) Operating Activities	(12)	5
Increase (Decrease) in Cash and Cash Equivalents	(12)	5
Cash and Cash Equivalents:
Beginning of year	13	8
End of year	$1	$13

PART IV

ITEM 15.	EXHIBITS.

The following exhibits are filed with or incorporated by reference into this report (see legend below).

Legend

(a)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 1999
(b)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2000
(c)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2002
(d)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2003
(e)	Incorporated by reference on Atlantic’s Form 10-QSB for quarter ended September 30, 2006
(f)	Incorporated by reference on Atlantic’s Form 10-K for year ended December 31, 2009

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (a)
3.2	Bylaws (a)
4.1	Specimen Stock Certificate (a)
10.1	Software License Agreement dated as of October 6, 1997, between Oceanside and File Solutions, Inc. (a)
10.2	File Solutions Software Maintenance Agreement dated as of July 15, 1997, between Oceanside and SPARAK Financial Systems, Inc. (a)
10.3	Remote Data Processing Agreement dated as of March 3, 1997, between Oceanside and Bankers Data Services, Inc. (a)
10.4	Lease dated September 27, 2000, between MANT EQUITIES, LLC and Oceanside (b)
10.5	Lease dated August 22, 2002, between PROPERTY MANAGEMENT SUPPORT, INC., and Oceanside (c)
10.6	Change in Control Agreement for Barry W. Chandler (e)
10.7	Change in Control Agreement for David L. Young (e)
10.8	Change in Control Agreement for Grady R. Kearsey (e)
11
The computation of per share earnings is shown in the consolidated financial statements of Atlantic BancGroup, Inc. and Subsidiaries for December 31, 2008 and 2007, contained in Item 8, on Page 49 of the Notes to Consolidated Financial Statements

14	Code of Ethics for Senior Officers Policy (d)
21.1	Subsidiaries of the Registrant (f)
31.1	Certifications of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certifications of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Jacksonville Beach, State of Florida, on the ninth day of August, 2010.

ATLANTIC BANCGROUP, INC.

/s/ Barry W. Chandler
Barry W. Chandler
Principal Executive Officer

/s/ David L. Young
David L. Young
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment Number 1 to Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the ninth day of August, 2010:

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