Form 10-Q
period 2010-06-30
ATLANTIC BANCGROUP INC
filed 2010-08-16
CIK 1087790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, par value $0.01 per share	1,247,516
(Class)	Outstanding at August 16, 2010

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 2010

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in Thousands, Except Per Share Data)

	June 30, 2010	December 31,
	(Unaudited)	2009
ASSETS
Cash and due from banks	$8,366	$3,548
Interest-bearing deposits	24,765	27,535
Total cash and cash equivalents	33,131	31,083

Investment securities, available-for-sale	31,001	42,542
Investment securities, held-to-maturity (market value of $14,721 in 2010
and $14,748 in 2009)	14,986	14,989
Restricted stock, at cost	1,151	1,151
Loans, net	185,888	194,187
Bank premises and equipment, net	3,255	3,366
Other real estate owned	2,497	1,727
Accrued interest receivable	1,021	1,089
Deferred income taxes	500	708
Investment in unconsolidated subsidiary	93	93
Cash surrender value of bank-owned life insurance	142	5,097
Other assets	486	1,334

TOTAL	$274,151	$297,366

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$33,901	$35,409
Interest-bearing	212,168	234,575

Total deposits	246,069	269,984

Other borrowings
Long-term debt	15,393	15,393
Total other borrowings	15,393	15,393
Accrued interest payable	349	299
Other liabilities	2,366	2,010

Total liabilities	264,177	287,686

Commitments and contingencies	-	-

Stockholders' equity:
Common stock	12	12
Additional paid-in capital	11,788	11,788
Retained deficit	(2,372)	(2,107)
Accumulated other comprehensive income (loss):
Net unrealized holding gains (losses) on securities, available-for-sale	546	(13)

Total stockholders' equity	9,974	9,680

TOTAL	$274,151	$297,366

Book value per common share	$8.00	$7.76

Common shares outstanding	1,247,516	1,247,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(Dollars in Thousands, Except Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest and fees on loans	$2,749	$3,098	$5,574	$6,252
Taxable interest income on investment securities and
interest-bearing deposits in banks	320	137	651	312
Tax-exempt interest income on investment securities	160	168	320	336
Interest on federal funds sold	-	-	-	1
Total interest income	3,229	3,403	6,545	6,901

Interest on deposits	957	1,566	2,091	3,182
Short-term borrowings	1	-	1	-
Long-term borrowings	128	143	255	261
Total interest expense	1,086	1,709	2,347	3,443

Net interest income before provision for loan losses	2,143	1,694	4,198	3,458

Provision for loan losses	90	133	962	367

Net interest income after provision for loan losses	2,053	1,561	3,236	3,091

Noninterest income:
Fees and service charges on deposit accounts	107	158	232	326
Other fee income for banking services	40	59	77	70
Dividends on restricted stock and trust-preferred securities	1	-	3	-
Gain on sale of investment securities	-	11	21	56
Income from bank-owned life insurance	51	58	111	115
Loss on sale of other real estate owned	-	(12)	(50)	(73)
Loss on write-down of restricted stock	-	-	-	(179)
Other income	6	-	12	14
Total noninterest income	205	274	406	329

Noninterest expenses:
Salaries and employee benefits	640	710	1,345	1,445
Expenses of bank premises and fixed assets	257	259	496	515
Processing and settlement fees	231	206	432	410
Professional, legal, and audit fees	255	118	457	262
Pension expense	-	85	2	171
OREO and other loan collection expenses	165	96	288	223
Write-down of other real estate owned	-	20	30	20
Deposit insurance assessments	419	239	715	328
Advertising and business development	5	29	13	62
Telephone	33	34	66	67
Stationery, printing, and supplies	11	17	27	38
Postage, freight, and courier	21	19	37	32
Insurance (excluding group insurance)	10	9	24	22
Dues and subscriptions	12	10	25	22
Other operating expenses	35	77	68	114
Total noninterest expenses	2,094	1,928	4,025	3,731

Income (loss) before benefit for income taxes	164	(93)	(383)	(311)
Benefit for income taxes	(118)	(158)	(118)	(308)
Net income (loss)	282	65	(265)	(3)

Other comprehensive income (loss), net of income taxes:
Unrealized holding gains (losses) on securities available-for-sale arising during period	419	(104)	559	(132)

Comprehensive income (loss)	$701	$(39)	$294	$(135)

Income (loss) per common share
Basic	$0.23	$0.05	$(0.21)	$-
Diluted	$0.23	$0.05	$(0.21)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
(Dollars In Thousands)

	Common Stock		Additional Paid-in	Retained	Unrealized Holding Gains (Losses) on Securities, Available-	Total Stockholders'
	Shares	Amount	Capital	Deficit	for-Sale	Equity

Balance, December 31, 2009	1,247,516	$12	$11,788	$(2,107)	$(13)	$9,680

Comprehensive income (loss):
Net loss	-	-	-	(547)	-
Net change in unrealized
holding gains on securities	-	-	-	-	140

Total comprehensive loss	-	-	-	-	-	(407)

Balance, March 31, 2010	1,247,516	12	11,788	(2,654)	127	9,273

Comprehensive income:
Net income	-	-	-	282	-
Net change in unrealized
holding gains on securities	-	-	-	-	419

Total comprehensive income	-	-	-	-	-	701

Balance, June 30, 2010	1,247,516	$12	$11,788	$(2,372)	$546	$9,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cash flows from operating activities:
Net income (loss)	$282	$65	$(265)	$(3)
Provision for loan losses	90	133	962	367
Depreciation and amortization	51	63	102	126
Gain on sale of investment securities	-	(11)	(21)	(56)
Loss on sale of other real estate owned	-	12	50	73
Writedown of other real estate owned	-	20	30	20
Loss on writedown of restricted stock	-	-	-	179
Net premium amortization and discount accretion	90	78	227	92
Other, net	1,505	(71)	1,439	(434)

Net cash provided by operating activities	2,018	289	2,524	364

Cash flows from investing activities:
Net (increase) decrease in:
Investment securities	1,224	(5,473)	3,304	(12,564)
Loans	2,686	(155)	5,456	(1,109)
Proceeds from liquidation of bank-owned life insurance	5,055	-	5,055	-
Proceeds from sales of investment securities	42	7,621	8,593	11,432
Proceeds from sale of other real estate owned	737	-	1,031	1,346
Purchases of bank premises and equipment, net	-	(12)	-	(29)

Net cash provided (used) by investing activities	9,744	1,981	23,439	(924)

Cash flows from financing activities:
Net increase (decrease) in deposits	(12,394)	27,159	(23,915)	28,697
Net increase (decrease) in other borrowings	(200)	(2,000)	-	6,000

Net cash provided (used) by financing activities	(12,594)	25,159	(23,915)	34,697

Net increase (decrease) in cash and cash equivalents	(832)	27,429	2,048	34,137

Cash and cash equivalents at beginning of period	33,963	23,885	31,083	17,177

Cash and cash equivalents at end of period	$33,131	$51,314	$33,131	$51,314

CONDENSED SUPPLEMENTAL DISCLOSURES
Non-cash transaction - loans transferred to
other real estate owned	$929	$-	$1,881	$276

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010

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

Our condensed consolidated financial statements for the three and six months ended June 30, 2010 and 2009, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In management’s opinion, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation.  Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year.  The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2009, and are incorporated herein by reference.

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

Oceanside has evaluated and is responding with enhanced policies, procedures, analyses, and training to address matters enumerated in the Consent Order.  In management’s opinion, many of the cited criticisms have been addressed or Oceanside is no longer engaged in the activity.

Oceanside did not meet the April 7, 2010, deadline to raise additional capital as required by the Consent Order.  However, on May 10, 2010, Atlantic entered into an agreement to merge into Jacksonville Bancorp, Inc.  See Note 12 - Merger for further information regarding the proposed merger.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

On March 26, 2010, the Holding Company entered into a mutual agreement (“Written Agreement”) with the Federal Reserve Bank of Atlanta (the "Reserve Bank") to maintain the financial soundness of the Holding Company so that the Holding Company may serve as a source of strength to Oceanside.  The Written Agreement provides for restrictions on dividends declared or paid by the Holding Company, the receipt of dividends or other payments from the Bank, the distribution of interest, principal, or other sums on trust-preferred securities, the guarantee of any debt by the Holding Company and the Subsidiaries, the redemption of stock by the Holding Company, and certain other operating restrictions and reporting requirements.

Liquidity.  Atlantic actively manages liquidity.  Cash and cash equivalents, which include interest-bearing deposits, totaled $33.1 million at June 30, 2010.  In addition to cash and cash equivalents and unpledged investment securities, Atlantic has the following sources of available liquidity at June 30, 2010:  lines of credit to purchase federal funds ($9.0 million) and, borrowings at the Federal Reserve discount window ($3.1 million), subject to prior approval and limited to overnight secondary credit.  Based on current and expected liquidity needs and sources, management expects Atlantic to be able to meet its obligations.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of other real estate owned (or foreclosed assets), the realization of deferred tax assets, other-than-temporary impairment of securities, and the fair value of financial instruments.

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

Atlantic has recorded a deferred tax asset (net of valuation allowances) to recognize the future income tax benefit of operating losses incurred for tax years 2009 and 2008, and for the three and six months ended June 30, 2010.  Management believes that the tax benefits on the net operating loss carry forwards will be utilized when Atlantic returns to profitability.  Generally, the net operating losses can be carried forward for up to 20 years.

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
JUNE 30, 2010

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

In estimating the carrying value of deferred tax assets, management considered the cumulative loss position, projected taxable income, and available tax strategies in developing the analysis of any required deferred income tax asset valuation as of June 30, 2010 and December 31, 2009.

At June 30, 2010 and December 31, 2009, cumulative losses in recent quarters suggested the need for a valuation allowance.  However, management believed that this negative evidence was partially offset by the following positive evidence, which mitigated the need for reducing the carrying value (net of valuation allowances) to zero.

•
Atlantic has a prior history of taxable earnings prior to losses that began in 2008.  Since inception in 1997, Atlantic has reported taxable income in 10 of 12 years through 2008, with cumulative taxable income of nearly $9.0 million through 2008.

•
Atlantic has taken steps to improve its net interest margin and reduce operating costs such as payroll, which Atlantic believes will improve its core earnings. Although we cannot assure that these efforts will return us to consistent profitability, internal projections indicate, within the next 2-5 years, our book and taxable income are more likely than not to return to levels approaching those prior to 2008.

•
Management has received and considered offers to purchase two of its branch locations and relocate to leased space (or lease-back its existing facilities).  While the sale-leaseback would not likely generate significant book income immediately, the taxable income was projected to exceed $1.0 million.

•
Management and the Board of Directors have implemented a tax strategy that has generated taxable income of approximately $1.1 million from the liquidation of bank-owned life insurance policies.  In the second quarter of 2010, Atlantic received proceeds from the liquidation of the policies of $5.1 million.

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

Based on the above analysis, management believes it is more likely than not that Atlantic will realize the deferred tax asset of $0.5 million and $0.7 million (net of a valuation allowance of $2.3 million and $2.8 million) at June 30, 2010 and December 31, 2009, respectively, through future operating income and implementation of certain tax strategies.

Reclassifications - Certain amounts in the prior periods have been reclassified to conform to the presentation for the current period.

New Accounting Guidance - In December 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2009-16, Transfer and Servicing (“Topic 860”) - Accounting for Transfers of Financial Assets (“ASU 09-16”) which amends ASC 860-10, Transfers and Servicing-Overall (“ASC 860-10”) and adds transition paragraphs 860-10-65-3 of ASC 860-10.  ASC 860-10 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  ASC 860-10 is effective at the start of a company’s first fiscal year beginning after November 15, 2009.  The adoption of ASC 860-10 did not have a material impact on Atlantic’s financial position, results of operations, or cash flows.

In December 2009, the FASB issued ASU 2009-17, Consolidation (“Topic 810”) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 09-17”) which amends ASC 810-10, Consolidations-Overall (“ASC 810-10”) and adds transition paragraphs 810-10-65-2 of ASC 810-10.  ASC 810-10 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (Continued)

activities of the entity that most significantly impact the entity’s economic performance.  ASC 810-10 is effective at the start of a company’s first fiscal year beginning after November 15, 2009.  The adoption of ASC 810-10 did not have a material impact on Atlantic’s financial position, results of operations, or cash flows.

In January 2010, the FASB issued the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements, to improve disclosure requirements related to fair value measurements and disclosures.  The guidance requires that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and that activity in Level 3 should be presented on a gross basis rather than one net number for information about purchases, issuances, and settlements.  The guidance also requires that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  This guidance is effective for interim and annual reporting periods beginning after December 31, 2009, except for the roll forward of activity in Level 3, which is effective for interim and annual reporting periods beginning after December 31, 2010.  Adopting this pronouncement did not have a material effect on the results of operations or financial condition of Atlantic.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“Topic 855”): Amendments to Certain Recognition and Disclosure Requirements.  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements.  This ASU became effective upon issuance.  Removal of the disclosure requirement did not affect the nature or timing of subsequent events evaluations performed by Atlantic.

In July 2010, the FASB issued ASU 2010-20, Receivables (“Topic 310”) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 10-20”). ASU 10-20 requires a company to disaggregate new and existing disclosures based on how it develops its allowance for credit losses and how it manages credit exposures.  Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from the ASU 10-20.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  Management does not believe that the adoption of this ASU will have a material impact on Atlantic’s financial position, results of operation, or cash flows.

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

As a result of the extraordinary effects of the worst economic downturn since the Great Depression, the capital of Atlantic and Oceanside have been significantly depleted.  The impact of the current financial crisis in the U.S. and abroad is having far-reaching consequences and it is difficult to say at this point when the economy will begin to recover.  As a result, we cannot assure you that we will be able to resume profitable operations in the near future, or at all.  We have determined that significant additional sources of capital or the implementation of strategies to enhance existing capital will be required for us to resume profitable operations beyond 2010.  We continue to explore other options to restructure our balance sheet to generate income and capital.

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010

NOTE 2 -	REGULATORY OVERSIGHT, CAPITAL ADEQUACY, OPERATING LOSSES, AND MANAGEMENT’S PLANS (Continued)

On May 10, 2010, Jacksonville Bancorp, Inc., the bank holding company for The Jacksonville Bank, and Atlantic announced the signing of a definitive merger agreement providing for the merger of Atlantic into Jacksonville Bancorp, Inc.  The completion of this merger would resolve the regulatory and capital challenges that Atlantic faces since Jacksonville Bancorp, Inc. would be the surviving entity.  See Note 12 - Merger.

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

Although the contemplated merger with Jacksonville Bancorp, Inc. (see Note 12 – Merger) is expected to result in our continued operation as a part of Jacksonville Bancorp, Inc. and The Jacksonville Bank, such transaction may prove to be insufficient due to the possible continued decline of the loan portfolio or other losses.  If we are, or the surviving entity in the merger is, unable to return to profitability, and if we are unable to identify and execute a viable strategic alternative, we may be unable to continue as a going concern.

NOTE 3 -	COMPUTATION OF PER SHARE INCOME (LOSSES)

Basic income (loss) per share amounts are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the three and six months ended June 30, 2010 and 2009.  Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares and all dilutive potential shares outstanding during the period.  We have no dilutive potential shares outstanding for 2010 or 2009.  The following information was used in the computation of income (loss) per share on both a basic and diluted basis for the three and six months ended June 30, 2010 and 2009 (dollars and number of shares in thousands):

	Three months ended June 30,
	2010	2009
Basic and diluted EPS computation:
Numerator - Net income (loss)	$282	$65
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic and diluted income (loss) per share	$0.23	$0.05

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010

NOTE 3 -	COMPUTATION OF PER SHARE INCOME (LOSSES)(Continued)

	Six months ended June 30,
	2010	2009
Basic and diluted EPS computation:
Numerator - Net income (loss)	$(265)	$(3)
Denominator - Weighted average shares outstanding (rounded)	1,248	1,248
Basic and diluted income (loss) per share	$(0.21)	$-

NOTE 4 -	INVESTMENT SECURITIES

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

	June 30, 2010				December 31, 2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Available-for-sale
REMICs	$100	$3	$-	$103	$134	$3	$-	$137
MBS	30,024	874	-	30,898	42,428	217	(240)	42,405
	30,124	877	-	31,001	42,562	220	(240)	42,542
Held-to-maturity
State, county and
municipal bonds	14,986	107	(372)	14,721	14,989	154	(395)	14,748
Total investment securities	$45,110	$984	$(372)	$45,722	$57,551	$374	$(635)	$57,290

Information pertaining to securities with gross unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Gross		Gross		Gross
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value	Losses	Value
June 30, 2010:
Available-for-Sale
REMICs	$-	$-	$-	$-	$-	$-
MBS	-	-	-	-	-	-
	$-	$-	$-	$-	$-	$-
Held-to-Maturity
State, county, and municipal bonds	$(157)	$5,786	$(215)	$2,882	$(372)	$8,668

December 31, 2009:
Available-for-Sale
REMICs	$-	$-	$-	$-	$-	$-
MBS	(240)	23,020	-	-	(240)	23,020
	$(240)	$23,020	$-	$-	$(240)	$23,020
Held-to-Maturity
State, county, and municipal bonds	$(165)	$4,763	$(230)	$2,867	$(395)	$7,630

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010

NOTE 4 -	INVESTMENT SECURITIES(Continued)

Management evaluates securities for other-than-temporary impairment at least on a monthly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of Atlantic to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  At June 30, 2010, Atlantic did not have any investment securities deemed other-than-temporarily-impaired debt securities.

The unrealized losses on investment securities were caused by interest rate changes.  Temporary net decreases in fair value of securities available-for-sale at June 30, 2010, are regarded as an adjustment to stockholders' equity.  The estimated fair value of investment securities is determined on the basis of market quotations.  The following is a summary of the effects on stockholders’ equity (dollars in thousands):

	June 30,	December 31,
	2010	2009

Gross unrealized gains (losses) on investment securities available-for-sale	$877	$(20)
Deferred tax benefit (expense) on unrealized gains (losses)	(331)	7
	$546	$(13)

The following presents the net change in unrealized gains or losses on investment securities available-for-sale that are shown as a component of stockholders’ equity and comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three months ended June 30,
	2010	2009

Unrealized holding gains (losses) on investment securities arising during period	$669	$(156)
Less: reclassification adjustment for gains included in net income (loss)	-	(11)
Other comprehensive income (loss), before income tax expense (benefit)	669	(167)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(250)	63
Other comprehensive income (loss), net of income tax expense (benefit)	$419	$(104)

	Six months ended June 30,
	2010	2009

Unrealized holding gains (losses) on investment securities arising during period	$896	$(157)
Less: reclassification adjustment for gains included in net income (loss)	(21)	(56)
Other comprehensive income (loss), before income tax expense (benefit)	875	(213)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(316)	81
Other comprehensive income (loss), net of income tax expense (benefit)	$559	$(132)

Gross gains and losses on sales of investment securities for the three and six months ended June 30, 2010, totaled $-0- and $21,000, respectively.  Gross gains and losses on sales of investment securities for the three and six months ended June 30, 2009, totaled $11,000 and $56,000, respectively.

At June 30, 2010, investment securities with an amortized cost of $1.5 million and fair value of $1.4 million were pledged to secure deposits of public funds from the State of Florida and treasury tax and loan deposits with the Federal Reserve.  At June 30, 2010, investment securities with an amortized cost of $4.2 million and a fair value of $4.0 million were pledged for the Federal Reserve discount window, investment securities with an amortized cost of $13.6 million and a fair value of $13.9 million were pledged to secure FHLB of Atlanta advances, and investment securities with an amortized cost and a fair value of $3.6 million were pledged to secure a line of credit to purchase federal funds (see Note 7).

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010

NOTE 4 -	INVESTMENT SECURITIES(Continued)

There were no securities of a single issuer, which are non-governmental or non-government sponsored, that exceeded 10% of stockholders’ equity at June 30, 2010.

The cost and estimated fair value of debt and equity securities at June 30, 2010, by contractual maturities, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (dollars in thousands).

	Securities Available-for-Sale		Securities Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$36	$37	$-	$-
Due after one through five years	5,580	5,908	271	281
Due after five through fifteen years	17,105	17,470	2,918	2,916
Due after fifteen years	7,403	7,586	11,797	11,524
	$30,124	$31,001	$14,986	$14,721

NOTE 5 -	LOANS

Loans consisted of (dollars in thousands):

	June 30,	December 31,
	2010	2009
Real estate loans:
Construction, land development, and other land	$29,694	$32,455
1-4 family residential:
Secured by first liens	33,557	33,281
Home equity lines of credit and junior liens	21,130	23,619
Multifamily residential	1,525	2,902
Commercial	90,830	93,455
	176,736	185,712
Commercial loans	11,162	11,703
Consumer and other loans	2,995	3,315
Total loan portfolio	190,893	200,730
Less, deferred fees	(9)	(12)
Less, allowance for loan losses	(4,996)	(6,531)
Loans, net	$185,888	$194,187

A summary of the activity of loans transferred to Other Real Estate Owned follows (dollars in thousands):

	For the Three	For the Six	For the Twelve
	Months Ended	Months Ended	Months Ended
	June 30, 2010	June 30, 2010	December 31, 2009

Balance, beginning of period	$2,305	$1,727	$3,421
Transfers to OREO	929	1,881	513
Disposals	(737)	(1,081)	(1,621)
Write-downs	-	(30)	(586)
Balance, end of period	$2,497	$2,497	$1,727

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010

NOTE 6 -	ALLOWANCE FOR LOAN LOSSES

Our Board of Directors monitors the loan portfolio monthly in order to enable it to evaluate the adequacy of the allowance for loan losses.  We maintain the allowance for loan losses at a level that we believe to be sufficient to absorb probable losses inherent in the loan portfolio.  Activity in the allowance for loan losses follows (dollars in thousands):

	For the Three	For the Six	For the Twelve
	Months Ended	Months Ended	Months Ended
	June 30, 2010	June 30, 2010	December 31, 2009

Balance, beginning of period	$6,651	$6,531	$3,999
Provisions charged to operating expenses	90	962	6,268
Loans charged-off	(1,747)	(2,501)	(3,761)
Recoveries	2	4	25
Balance, end of period	$4,996	$4,996	$6,531

The following is a summary of information pertaining to impaired, nonaccrual, past due, and restructured loans (dollars in thousands):

	June 30,	December 31,
	2010	2009
Loans evaluated for impairment with a measured impairment	$15,644	$16,061
Loans evaluated for impairment without a measured impairment	12,909	14,788
Total impaired loans	$28,553	$30,849
Valuation allowance related to impaired loans	$3,421	$4,380
Nonaccrual loans included above in impaired loan totals	$3,814	$6,715
Total loans past due ninety days or more and still accruing	2,029	8
Total nonperforming loans (“NPL”)	5,843	6,723
Restructured loans (1)	19,462	17,372
Total NPL and restructured loans	$25,305	$24,095
Restructured loans included in nonaccrual loans above that are
considered troubled debt restructurings	$1,652	$1,842
Average nonaccrual loans during the period	$5,690	$7,031

(1)	Restructured loans shown here are performing in compliance with modified terms and are not included in the definition of nonperforming loans.

At June 30, 2010 and December 31, 2009, interest income accrued and recorded on nonaccrual loans totaled $-0- and $40,000, respectively, and interest earned but not recorded on nonaccrual loans at June 30, 2010 and December 31, 2009, was $291,000 and $533,000, respectively.  No additional funds are committed to be advanced in connection with nonaccrual loans.

NOTE 7 -	OTHER BORROWINGS

A summary of other borrowings follows (dollars in thousands):
	June 30,	December 31,
	2010	2009
Long-term borrowings:
FHLB of Atlanta advances
Convertible debt	$2,300	$2,300
Fixed debt	10,000	10,000
	12,300	12,300
Junior subordinated debentures	3,093	3,093
	$15,393	$15,393

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010

NOTE 7 -	OTHER BORROWINGS (Continued)

A summary of the FHLB of Atlanta advances follows (dollars in thousands):

	Maturity Date	Interest Rate	June 30, 2010	December 31, 2009

Convertible fixed rate debt	11/17/2010	4.45%	$2,300	$2,300
Fixed rate advances	12/20/2010	1.91%	2,000	2,000
Fixed rate advance	01/09/2012	2.30%	8,000	8,000
			$12,300	$12,300

NOTE 8 -	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

We are a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit, standby letters of credit, and commercial letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial condition.  Our exposure to credit loss is represented by the contractual amount of these commitments.  We follow the same credit policies in making commitments as we do for on-balance sheet instruments.  Financial instruments at June 30, 2010, consisted of commitments to extend credit approximating $8.8 million and standby letters of credit of $1.2 million.

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

As of June 30, 2010, Oceanside had not reached the capital levels specified in the Consent Order.  As of June 30, 2010, there are no conditions or events, since the most recent notification, that management believes have changed the prompt corrective action category.

	Actual	Required by Consent Order

Total capital ratio to risk-weighted assets	8.20%	11.00%
Tier 1 capital ratio to risk-weighted assets	6.93%	-
Tier 1 capital to average assets	4.64%	8.00%

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010

NOTE 10 -	FAIR VALUE MEASUREMENTS

Fair Value Measurements and Disclosure Topic of the ASC defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This standard also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair values:

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

The table below presents the Atlantic’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in thousands).

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2010	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Investment securities, available-for-sale	$-	$31,001	$-	$31,001
Total assets at fair value	$-	$31,001	$-	$31,001

December 31, 2009
Assets:
Investment securities, available-for-sale	$-	$42,542	$-	$42,542
Total assets at fair value	$-	$42,542	$-	$42,542

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

Certain other assets are measured at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at June 30, 2010 and December 31, 2009 (dollars in thousands).

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010

NOTE 10 -	FAIR VALUE MEASUREMENTS (Continued)

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Net Gains
June 30, 2010	(Level 1)	(Level 2)	(Level 3)	Total	(Losses) (1)
Assets:
Impaired loans, net of
direct write-offs	$-	$-	$15,644	$15,644
Specific valuation allowances	-	-	(3,421)	(3,421)
Impaired loans, net	-	-	12,223	12,223	$(11)
Foreclosed assets	-	-	2,497	2,497	(80)
Total assets at fair value	$-	$-	$14,720	$14,720	$(91)

December 31, 2009
Assets:
Impaired loans, net of
direct write-offs	$-	$-	$16,061	$16,061
Specific valuation allowances	-	-	(4,380)	(4,380)
Impaired loans, net	-	-	11,681	11,681	$(3,509)
Foreclosed assets	-	-	1,727	1,727	(728)
Total assets at fair value	$-	$-	$13,408	$13,408	$(4,237)

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

The following is a summary of activity of assets and liabilities measured at fair value on a nonrecurring basis (dollars in thousands):

	Impaired Loans	Foreclosed Assets	Total

Balance, December 31, 2008	$11,333	$3,496	$14,829
Write-downs	(3,509)	(586)	(4,095)
Net transfers in/out Level 3	3,857	(1,183)	2,674
Balance, December 31, 2009	11,681	1,727	13,408
Write-downs	(11)	(30)	(41)
Net transfers in/out Level 3	553	800	1,353
Balance, June 30, 2010	$12,223	$2,497	$14,720

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010

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

The estimated fair values of Atlantic's financial instruments at June 30, 2010 and December 31, 2009, follow (dollars in thousands):

June 30, 2010	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$33,131	$33,131
Investment securities and accrued interest receivable	46,255	45,990
Restricted stock	1,151	1,151
Loans and accrued interest receivable	186,641	181,343
Total assets valued	$267,178	$261,615

Financial Liabilities
Deposits and accrued interest payable	$246,202	$244,233
Other borrowings and accrued interest payable	15,609	15,609
Total liabilities valued	$261,811	$259,842

Off-Balance Sheet Commitments	$9,976	$9,976

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010

NOTE 11 -	FAIR VALUE DISCLOSURES (Continued)

December 31, 2009	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$31,083	$31,083
Investment securities and accrued interest receivable	57,844	57,603
Restricted stock	1,151	1,151
Loans and accrued interest receivable	194,963	189,436
Total assets valued	$285,041	$279,273

Financial Liabilities
Deposits and accrued interest payable	$270,156	$267,996
Other borrowings and accrued interest payable	15,520	15,520
Total liabilities valued	$285,676	$283,516

Off-Balance Sheet Commitments	$10,538	$10,538

There have been no changes since December 31, 2009, in the valuation techniques and related inputs noted herein.

NOTE 12 -	MERGER

On May 10, 2010, Jacksonville Bancorp, Inc. ("JBI"), the bank holding company for The Jacksonville Bank, and Atlantic announced the signing of a definitive merger agreement providing for the merger of Atlantic into JBI.  The merger agreement also contemplates the consolidation of Oceanside into The Jacksonville Bank.  Additionally, JBI announced the signing of a stock purchase agreement with four private investors led by CapGen Capital Group IV LP ("CapGen") providing for $30 million in new capital through the sale of newly issued shares of JBI common stock subject to completion of the mergers.  The transactions have been approved by the Boards of Directors of each company and are subject to regulatory approval, shareholders' approvals, and other customary conditions.  JBI and Atlantic expect to close the transaction in the fourth quarter of 2010.

Under the terms of the merger agreement, Atlantic’s shareholders will receive 0.2 shares of JBI common stock for each share of Atlantic’s common stock.  A total of approximately 250,000 shares of JBI common stock is expected to be issued to Atlantic’s shareholders.

Under the merger agreement, if Oceanside sold certain assets prior to the effective time of the merger of Atlantic and JBI, the proceeds from such sale are to be distributed on a pro rata basis to Atlantic’s shareholders as part of the merger consideration.  On June 30, 2010, Oceanside Bank sold such assets to an unaffiliated third party in exchange for $700,000 in cash.  Based on 1,247,516 shares of Atlantic common stock presently outstanding, Atlantic estimates the per share distribution from the sale will be $0.56112.

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

Our corporate offices are located at 1315 South Third Street, Jacksonville Beach, Florida.  This location is also our main banking office for Oceanside, which opened July 21, 1997, as a Florida state-chartered banking organization.  We also operate branch offices located at 560 Atlantic Boulevard, Neptune Beach, Florida, 13799 Beach Boulevard, Jacksonville, Florida, and 1790 Kernan Boulevard South, Jacksonville, Florida.

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

Results of Operations

We reported consolidated net income of $282,000 for the three months ended June 30, 2010, after three consecutive quarters of losses stemming from the depressed real estate market and the effects of local, state, and national economic trends.  We also experienced increased net interest margins in 2010 compared with 2009.  Consolidated net income for the three months ended June 30, 2009 was $65,000.  During the second quarter of 2010, net interest income was $2,053,000 versus $1,561,000 second quarter of 2009, reflecting a lower cost of funds of 1.02% and a decreased provision for loan losses.  We also expensed deposit insurance assessments of $419,000 in the quarter ended June 30, 2010, as compared with $239,000 in the same period of 2009.

Our net loss for the six months ended June 30, 2010, was $265,000, as compared with a net loss of $3,000 in the same period of 2009.  In addition to the items discussed above for the first half of 2010, we continued to improve our liquidity with total cash and cash equivalents, which include interest-bearing deposits, reaching $33.1 million at June 30, 2010, as compared with $31.1 million at December 31, 2009.

Other significant items affecting 2010 results of operations include:

•	A decrease in net loan exposure from $194.2 million to $185.9 million, a decrease of 4.3%.
•	Noninterest expenses, excluding deposit insurance assessments, decreased from $3,403,000 to $3,310,000 for the six months ended June 30, 2009 and 2010, respectively.
•
Net interest income before provision for loan losses increased from $3,458,000 in 2009 to $4,198,000 in 2010, an increase of $740,000, or 21.4%, as a result of an increase in our net interest margin from 2.89% in 2009 to 3.29% in 2010.

•	Higher provisions for loan losses, which totaled $962,000 for the six months ended June 30, 2010, as compared with $367,000 for the same period of 2009.
•
During the first quarter of 2009, Oceanside reported a write-down of $179,000 on its investment in a correspondent bank, Silverton Bank, National Association.  Silverton Bank was closed by federal regulators on May 1, 2009.  There was no such loss in 2010.

Financial Condition

The following table shows selected ratios for the periods ended or at the dates indicated (annualized for the three and six months ended June 30, 2010):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Year Ended December 31, 2009

Return on average assets	0.41%	-0.19%	-2.43%
Return on average equity	11.88%	-5.60%	-45.70%
Interest-rate spread	3.15%	3.05%	2.92%
Net interest margin	3.40%	3.29%	2.98%
Noninterest expenses to average assets	3.05%	2.89%	2.85%

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

Index

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

We expect to meet our liquidity needs with:

•	Available cash, including both interest and noninterest-bearing balances, which totaled $33.1 million at June 30, 2010;
•	The repayment of loans, which include loans with a remaining maturity or repricing of one year or less (excluding those in nonaccrual status) totaling $73.3 million;
•	Proceeds of unpledged securities available-for-sale and principal repayments from mortgage-backed securities;
•	Retention of and growth in deposits; and,
•	If necessary, borrowing against approved lines of credit and other alternative funding strategies.

Short-Term Investments.  Short-term investments (which consist of federal funds sold, interest-bearing deposits, and investment securities maturing in six months or less) were $24.8 million at June 30, 2010, as compared to $31.7 at December 31, 2009.  We regularly review our liquidity position and have implemented internal policies that establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the statement of financial condition and funding from non-core sources.  To further enhance our liquidity, we have developed alternative funding strategies that have been approved by our Board of Directors.  At June 30, 2010, alternate funding strategies included (dollars in thousands):

Lines of credit to purchase federal funds:
Secured	$8,000
Unsecured	1,000
Federal Reserve discount window (1)	3,131
$12,131
(1)  Subject to prior approval

Emergency Economic Stabilization Act of 2008.  In October 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law.  The EESA temporarily revises the federal deposit insurance laws by increasing the basic deposit insurance coverage from $100,000 to $250,000 per depositor.  With the passage of the Wall Street Reform and Consumer Protection Act on July 21, 2010, the FDIC insurance limit of $250,000 per depositor per insured bank has been made permanent.  The EESA also authorized the United States Department of the Treasury to implement programs to provide financial assistance and/or support to financial institutions.  We have not participated in any such programs.

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

Core Deposits.  Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  We had core deposits totaling $173.3 million at June 30, 2010, and $223.3 million at December 31, 2009, a decrease of 22.4%.  This decrease in core deposits was attributed to:

•	Our liquidity targets were met without renewing higher-priced deposits as they matured and were settled;
•	A shift of core deposits (money market and NOW accounts) to higher-priced time deposits, $100,000 and over; and
•	The overall reduction in total assets of $23.2 million.

Index

We anticipate that a stable base of deposits will be our primary source of funding to meet both short-term and long-term liquidity needs in the future.

Customers with large certificates of deposit tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits.  Some financial institutions acquire funds in part through large certificates of deposit obtained through brokers.  These brokered deposits have been historically expensive and unreliable as long-term funding sources.  Pursuant to the Consent Order, we are prohibited, throughout the life of the Consent Order, from accepting, renewing, or rolling over any brokered deposits, and must comply with the restrictions on the effective yields on deposits exceeding national averages.  Brokered certificates of deposit issued by us totaled $13.2 million at June 30, 2010, and $19.1 million at December 31, 2009, a decrease of 30.9%.

We use our resources principally to fund existing and continuing loan commitments and to purchase investment securities.  At June 30, 2010, we had commitments to extend credit totaling $8.8 million, and had issued, but unused, standby letters of credit of $1.2 million for the same period.  In addition, scheduled maturities of certificates of deposit during the twelve months following June 30, 2010, total $111.0 million. We believe that resources exist to fund all our anticipated commitments.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as defined in the regulations).  At June 30, 2010, Oceanside’s actual capital amounts and percentages are presented in the following table (dollars in thousands):

	Actual		Required by Consent Order
	Amount	%	Amount	%

Total capital to risk-weighted assets	$15,110	8.20%	$20,274	11.00%
Tier 1 capital to risk-weighted assets	$12,773	6.93%	-	-
Tier 1 capital to average assets	$12,773	4.64%	$22,021	8.00%

At June 30, 2010, Oceanside did not meet the required ratios under the Consent Order.  Notes 1 and 9 to Condensed Consolidated Financial Statements discuss events that may affect Oceanside’s required level of capital to maintain in the future.

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

Index

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

Management monitors our loan portfolio throughout the month for classification changes.  Each month, we perform a detailed internal review to determine an appropriate level of reserves to set aside for probable losses in our loan portfolio.  We supplement our internal reviews with external loan reviews performed by an independent loan review firm.  The regulatory agencies also have the authority to require additional levels of reserves if they deem necessary despite management’s best efforts to establish an appropriate level of reserves consistent with generally accepted accounting principles.  Sometimes our collective assessments from internal and external loan reviews may differ from the regulatory assessment.

For regulatory and internal reporting purposes, including our ALLL methodology, we track the following loan pools or loan types: commercial real estate, residential real estate, commercial, and consumer and other loans.  For regulatory and ALLL purposes, the following summarizes our classified loans at December 31, 2009 and June 30, 2010 (dollars in thousands)

December 31, 2009	Classified Loans
	Substandard	Doubtful	Loss	Total
Commercial real estate	$24,552	$1,350	$-	$25,902
Residential real estate	4,369	-	-	4,369
Total real estate	28,921	1,350	-	30,271
Commercial	494	-	-	494
Consumer and other loans	83	-	-	83
Total	$29,498	$1,350	$-	$30,848

June 30, 2010
Commercial real estate	$23,486	$-	$-	$23,486
Residential real estate	4,484	-	-	4,484
Total real estate	27,970	-	-	27,970
Commercial	520	-	-	520
Consumer and other loans	64	-	-	64
Total	$28,554	$-	$-	$28,554

Other classified assets include other real estate owned and foreclosed assets are considered classified assets, which totaled $1,727,000 and $2,497,000 at December 31, 2009 and June 30, 2010, respectively.

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

Index

	For the Six Months Ended June 30, 2010	For the Twelve Months Ended December 31, 2009

End of period loans (net of deferred fees)	$190,884	$200,718
End of period allowance for loan losses	$4,996	$6,531
% of allowance for loan losses to total loans	2.62%	3.25%
Average loans for the period	$197,115	$206,188
Net charge-offs as a percentage of average loans
for the period (annualized for 2010)	2.55%	1.81%
Nonperforming assets:
Nonaccrual loans	$3,814	$6,715
Loans past due 90 days or more and still accruing	2,029	8
Nonperforming loans	5,843	6,723
Foreclosed real estate	2,497	1,727
	$8,340	$8,450
Nonperforming loans to end of period loans	3.06%	3.35%
Nonperforming assets to period end total assets	3.04%	2.84%

At June 30, 2010, we had 67 loans totaling approximately $28.6 million classified as substandard, doubtful, or loss.  At June 30, 2010, management had provided specific reserves totaling $3.4 million for loans risk-rated substandard or worse.

Our internally-classified loans decreased 7.4% from December 31, 2009, levels of $30.8 million.  Our nonperforming assets also decreased 1.3%, which included an increase in other real estate owned and foreclosed assets of $0.8 million, or 44.6%, and a decrease in nonperforming loans of $0.9 million, or 13.1%, principally due to four loans transferred to other real estate owned.

Included in our total classified loans of $28.6 million, we internally monitor classified loans that we believe continue to meet the regulatory definition of performing loans.  While we may experience losses, many of these loans are believed to be well-secured and making payments.

The following summarizes our classified loans by loan pools and the amounts reserved as of December 31, 2009 and June 30, 2010 (dollars in thousands):

	Classified Loans
	Substandard	Doubtful	Loss	Total
December 31, 2009
Loan Balances by Loan Pools
Commercial real estate	$24,552	$1,350	$-	$25,902
Residential real estate	4,369	-	-	4,369
Total real estate	28,921	1,350	-	30,271
Commercial	494	-	-	494
Consumer and other loans	83	-	-	83
Total loan balances	$29,498	$1,350	$-	$30,848

ALLL - Reserves by Loan Pools
Commercial real estate	$3,621	$430	$-	$4,051
Residential real estate	2,223	-	-	2,223
Total real estate	5,844	430	-	6,274
Commercial	194	-	-	194
Consumer and other loans	63	-	-	63
Total reserves by loan pools	$6,101	$430	$-	6,531
Unallocated				-
Total ALLL				$6,531

Index

	Classified Loans
	Substandard	Doubtful	Loss	Total
June 30, 2010
Loan Balances by Loan Pools
Commercial real estate	$23,486	$-	$-	$23,486
Residential real estate	4,484	-	-	4,484
Total real estate	27,970	-	-	27,970
Commercial	520	-	-	520
Consumer and other loans	64	-	-	64
Total loan balances	$28,554	$-	$-	$28,554

ALLL - Reserves by Loan Pools
Commercial real estate	$2,715	$-	$-	$2,715
Residential real estate	2,073	-	-	2,073
Total real estate	4,788	-	-	4,788
Commercial	66	-	-	66
Consumer and other loans	117	-	-	117
Total reserves by loan pools	$4,971	$-	$-	4,971
Unallocated				25
Total ALLL				$4,996

Consent Order.  The following summarizes the classified loans and assets identified by the FDIC in November 2008 and the timing of the anticipated reductions as required under the Consent Order executed January 7, 2010 (dollars in thousands):

	Asset Classifications
	Substandard	Doubtful	Loss	Total
Loans identified by FDIC in November 2008 Exam	$23,547	$-	$1,217	$24,764
Classified OREO and other assets identified by FDIC in November 2008 Exam	3,042	-	781	3,823
Total classified assets identified by FDIC in November 2008 Exam	$26,589	$-	$1,998	$28,587
Classified assets to be eliminated from books within 30 days from receipt of report	$-	$-	$1,998	$1,998

	Number of Days from Date of Consent Order
	(January 7, 2010)
	90 Days (March 31, 2010)	180 Days (June 30, 2010)	270 Days	360 Days
Allowable % of classified assets from November 2008 Exam to Tier 1 Capital plus ALLL	100%	85%	60%	50%
Tier 1 capital plus ALLL at end of quarter	$19,050	$17,769	N/A	N/A
Target for remaining balance of classified assets under Consent Order based on June 30, 2010 (1)	$19,050	$15,104	$10,661	$8,885
Remaining balance of classified assets at end of quarter	$16,221	$14,105	N/A	N/A
Percentage	85.1%	79.4%	N/A	N/A
Target has been met	Yes	Yes	N/A	N/A

(1)	Tier 1 capital plus ALLL calculated at end of period

Index

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

Since the identification of classified assets by the FDIC in its November 2008 Exam, we have disposed of approximately 58% of the original balances (see below).  Of this net reduction, approximately 43% was related to improved performance and risk-rating of the formerly classified loan and approximately 38% was attributable to charge-offs or write-downs taken on the classified assets.  Of the $5.5 million of charge-offs and write-downs, 2 loans accounted for $4.2 million and 1 foreclosed real estate project totaled $1.1 million.  The largest OREO classified asset, which started out at $2.4 million, has two remaining units under contract for sale at the end of the second quarter of 2010 with no additional losses anticipated. Subsequent to June 30, 2010, one of the two units under contract was sold and closed.

Based on our ongoing monitoring of the classified assets identified by the FDIC, we do not anticipate significant additional losses in excess of the specific reserves at June 30, 2010 (dollars in thousands):

Index

	Amount	% of Write- downs/Reserves to Total Remaining Balances
Remaining balances of loans identified by FDIC in November 2008 Exam	$11,794
Direct write-downs	-	-%
Subtotal	11,794
Specific reserves	(898)	8%
Net	$10,896

We are also ahead of the FDIC target of reducing these classified assets to below 85% of Tier 1 capital plus ALLL by reaching 79.4% in less than 180 days from the date of the Consent Order.  While we cannot predict whether we will continue to meet these targets, the further reduction in our largest classified OREO project in the third quarter of 2010 should help meet the next target of 60% within 270 days of the Consent Order.

In developing the level of ALLL at each quarter end, we evaluated the substandard loans classified by the FDIC for impairment in the same manner as discussed elsewhere in this filing.  Specifically, we obtain updated appraisals or evaluations periodically and assess each quarter any needed reserves as required under ASC 310-10-35 (formerly SFAS No. 114, Accounting by Creditors for Impairment of a Loan).  Throughout the quarter, our special assets officer monitors and updates values as needed.  Since 6 loan relationships comprise 98% of the remaining classified loan balances of $11.8 million at June 30, 2010, we are able to give substantial attention and consideration of these specific loans in developing our ALLL calculation.  Also, because, the balance in these loans classified by the FDIC declined more rapidly than scheduled in the Consent Order, these classified loans represent approximately 41% of the loans evaluated for impairment at June 30, 2010, and the level of specific reserves allocated to these loans of $898,000 was approximately 18% of the total ALLL at June 30, 2010.

Disposition of classified assets identified by FDIC in November 2008 Exam (through June 30, 2010)	Amount	% Composition of Reductions	% of Remaining to Original Loan Balances
Loans upgraded to non-classified status based on payment performance or other reduction(s) in credit weaknesses giving rise to initial classification by FDIC	$6,296	43%	26%
Charged-off or write-downs	5,457	38%	21%
Sales of other real estate owned and other foreclosed assets, net of write-downs	3,201	22%	13%
Advances, net of repayments	(472)	-3%	-2%
Net reductions	$14,482	100%	58%

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

Index

	As of June 30, 2010		As of December 31, 2009
	Amount	% of Total	Amount	% of Total
Real estate loans:
Construction, land development, and other land	$29,694	16%	$32,455	16%
1-4 family residential:
Secured by second liens	33,557	18%	33,281	16%
Home equity lines of credit and junior liens	21,130	11%	23,619	12%
Multifamily residential	1,525	1%	2,902	1%
Commercial	90,830	47%	93,455	47%
	176,736	93%	185,712	92%
Commercial loans	11,162	5%	11,703	6%
Consumer and other loans	2,995	2%	3,315	2%
Total loan portfolio	190,893	100%	200,730	100%
Less, deferred fees	(9)		(12)
Less, allowance for loan losses	(4,996)		(6,531)
Loans, net	$185,888		$194,187

Substantially all our loans are in our trade area and have been affected by economic and real estate trends in North Florida.  Our increases in past due loans, nonperforming assets, charge-offs, and allowance for loan losses over historical levels are directly related to declines in real estate activity, collateral values, and other negative economic trends such as rising unemployment and the high level of real estate foreclosures.  We monitor a number of key ratios to identify risks and focus management efforts to mitigate our exposure.  We monitor loans in excess of federal supervisory loan-to-value limits.  Such loans totaled $7.3 million and $9.2 million at June 30, 2010 and December 31, 2009, respectively.  Delinquency amounts and delinquency amounts expressed as a percentage of total loan classification are as follows:

As of June 30, 2010	Past Due 30-89 Days and Still Accruing	% of Total Loans	Past Due 90 or More Days and Still Accruing	% of Total Loans	Nonaccrual Loans	% of Total Loans	Total Past Due Loans	% of Total Loans
Real estate:
Construction, land development and other land	$-	0.00%	$178	0.60%	$61	0.21%	$239	0.81%
1-4 family residential:
Secured by first liens	287	0.86%	271	0.81%	2,319	6.91%	2,877	8.58%
Home equity lines of credit and junior liens	227	1.07%	566	2.68%	777	3.68%	1,570	7.43%
Multifamily residential	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Commercial	1,871	2.06%	922	1.02%	657	0.72%	3,450	3.80%
Total real estate	2,385	1.35%	1,937	1.10%	3,814	2.16%	8,136	4.61%
Commercial	117	1.05%	82	0.73%	-	0.00%	199	1.78%
Consumer and other loans	33	1.10%	10	0.33%	-	0.00%	43	1.43%
Total loans	$2,535	1.33%	$2,029	1.06%	$3,814	2.00%	$8,378	4.39%

As of December 31, 2009
Real estate:
Construction, land development and other land	$89	0.27%	$7	0.02%	$2,019	6.22%	$2,115	6.51%
1-4 family residential:
Secured by first liens	154	0.46%	-	0.00%	2,603	7.82%	2,757	8.28%
Home equity lines of credit and junior liens	570	2.41%	-	0.00%	530	2.24%	1,100	4.65%
Multifamily residential	-	0.00%	-	0.00%	1,350	46.52%	1,350	46.52%
Commercial	543	0.58%	-	0.00%	213	0.23%	756	0.81%
Total real estate	1,356	0.73%	7	0.00%	6,715	3.62%	8,078	4.35%
Commercial	140	1.20%	-	0.00%	-	0.00%	140	1.20%
Consumer and other loans	58	1.75%	1	0.00%	-	0.00%	59	1.75%
Total loans	$1,554	0.77%	$8	0.00%	$6,715	3.35%	$8,277	4.12%

Index

The following shows the increases (decreases) in delinquent loans at June 30, 2010, as compared with December 31, 2009.

Increase (Decreases)	Past Due 30-89 Days and Still Accruing	Past Due 90 or More Days and Still Accruing	Nonaccrual Loans	Total Past Due Loans
Real estate:
Construction, land development and other land	$(89)	$171	$(1,958)	$(1,876)
1-4 family residential:
Secured by first liens	133	271	(284)	120
Home equity lines of credit and junior liens	(343)	566	247	470
Multifamily residential	-	-	(1,350)	(1,350)
Commercial	1,328	922	444	2,694
Total real estate	1,029	1,930	(2,901)	58
Commercial	(23)	82	-	59
Consumer and other loans	(25)	9	-	(16)
Total loans	$981	$2,021	$(2,901)	$101

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

Analysis of Nonperforming Assets (dollars in thousands):

	June 30,	December 31,
	2010	2009
Nonaccrual loans
Construction, land development, and other land	$61	$2,019
1-4 family residential:
Secured by first liens	2,319	2,603
Home equity lines of credit and junior liens	777	530
Multifamily residential	-	1,350
Commercial	657	213
Total real estate	3,814	6,715
Commercial	-	-
Consumer and other loans	-	-
Total	$3,814	$6,715

Loans 90 days or more past due and still on accrual status
Construction, land development, and other land	$178	$7
1-4 family residential:
Secured by first liens	271	-
Home equity lines of credit and junior liens	566	-
Multifamily residential	-	-
Commercial	922	-
Total real estate	1,937	7
Commercial	82	-
Consumer and other loans	10	1
Total	$2,029	$8

Total nonperforming loans	$5,843	$6,723
Foreclosed real estate	2,497	1,727
Total nonperforming assets	$8,340	$8,450

Restructured loans
1 to 4 family	$6,358	$5,968
All other	13,104	11,404
Total restructured loans	$19,462	$17,372

Total nonperforming assets and restructured loans	$27,802	$25,822

Restructured loans included in nonaccrual loans above that are considered troubled debt restructurings	$1,652	$1,842

Ratios
Total loans	$190,884	$200,718
Total assets	$274,151	$297,366
Total nonperforming loans to total loans	3.06%	3.35%
Total nonperforming assets to total assets	3.04%	2.84%
Total nonperforming assets and restructured loans to total assets	10.14%	8.68%

Index

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

We maintain formal policies that we believe are consistent with federal regulatory guidance for identifying and quantifying risks related to loan quality and other related matters including but not limited to:

•	the frequency of internal and external loan reviews,
•	obtaining appraisals or evaluations for monitored loans,
•	classifying loans from accrual to nonaccrual status (which is typically done when a loan reaches 90 days past due unless well-secured and in process of collection),
•	recognizing loan charge-offs on impaired loans, and
•	exercising judgment in determining the allowance for loan losses consistent with generally accepted accounting principles.

Index

The following is a summary of the activity in the ALLL for the periods presented below (dollars in thousands):

	For the Three Months Ended	For the Six Months Ended	For the Twelve Months Ended
	June 30, 2010	June 30, 2010	December 31, 2009

Allowance for loan losses at beginning of period	$6,651	$6,531	$3,999

Charge-offs for the period
Construction, land development, and other land	(28)	(589)	(135)
1-4 family residential:
Secured by first liens	(371)	(525)	(1,207)
Home equity lines of credit and junior liens	(685)	(685)	(110)
Multifamily residential	(650)	(650)	(2,040)
Commercial	-	-	(156)
Total real estate	(1,734)	(2,449)	(3,648)
Commercial	-	-	(39)
Consumer and other loans	(13)	(52)	(74)
Total charge-offs	(1,747)	(2,501)	(3,761)

Recoveries for the period
Construction, land development, and other land	-	-	-
1-4 family residential:
Secured by first liens	-	-	1
Home equity lines of credit and junior liens	-	-	-
Multifamily residential	-	-	-
Commercial	-	-	-
Total real estate	-	-	1
Commercial	-	-	11
Consumer and other loans	2	4	13
Total recoveries	2	4	25
Net charge-offs for the period	(1,745)	(2,497)	(3,736)
Provision for loan losses for the period	90	962	6,268
Allowance for loan losses at end of period	$4,996	$4,996	$6,531

The following is the allocation of the ALLL for the periods presented (dollars in thousands):

	June 30, 2010			December 31, 2009
	Reserves for Impaired Loans (1)	Reserves for Loss Contingencies (2)	Total	Reserves for Impaired Loans (1)	Reserves for Loss Contingencies (2)	Total
Commercial real estate	$2,498	$217	$2,715	$3,547	$504	$4,051
Residential real estate	838	1,235	2,073	831	1,392	2,223
Total real estate	3,336	1,452	4,788	4,378	1,896	6,274
Commercial	10	56	66	-	194	194
Consumer and other loans	75	42	117	2	61	63
Unallocated	-	25	25	-	-	-
Totals	$3,421	$1,575	$4,996	$4,380	$2,151	$6,531

(1)	Reserves for impaired loans determined under ASC 310-10-35 (formerly SFAS No. 114, Accounting for Creditors for Impairment of a Loan)
(2)	Reserves for loss contingencies determined under ASB 450-20 (formerly SFAS No. 5, Accounting for Contingencies)

Index

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

	For the Three Months Ended June 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$194,499	$2,749	5.67%	$207,954	$3,098	5.98%
Investment securities and
interest-bearing deposits (1)	69,652	480	3.32%	60,052	305	2.71%
Other interest-earning assets	-	-	0.00%	-	-	0.00%

Total interest-earning assets (1)	264,151	3,229	5.05%	268,006	3,403	5.24%

Noninterest-earning assets	11,659			21,239

Total assets	$275,810			$289,245

Interest-bearing liabilities:
Demand, money market
and NOW deposits	$70,826	186	1.05%	$76,494	348	1.82%
Savings	3,281	6	0.73%	2,844	7	0.99%
Certificates of deposit	139,939	765	2.19%	139,870	1,211	3.47%
Other borrowings	15,394	129	3.36%	15,701	143	3.65%

Total interest-bearing liabilities	229,440	1,086	1.90%	234,909	1,709	2.92%

Noninterest-bearing liabilities	36,849			37,450
Stockholders’ equity	9,521			16,886
Total liabilities and
stockholders’ equity	$275,810			$289,245

Net interest income before
provision for loan losses		$2,143			$1,694

Interest-rate spread			3.15%			2.32%
Net interest margin (1)			3.40%			2.69%
Ratio of average interest-earning assets
to average interest-bearing liabilities	115.13%			114.09%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Index

	For the Six Months Ended June 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans	$197,115	$5,574	5.70%	$207,619	$6,252	6.07%
Investment securities and
interest-bearing deposits (1)	72,131	971	3.25%	46,997	648	3.65%
Other interest-earning assets	-	-	0.00%	1,108	1	0.18%

Total interest-earning assets (1)	269,246	6,545	5.05%	255,724	6,901	5.60%

Noninterest-earning assets	11,872			23,658

Total assets	$281,118			$279,382

Interest-bearing liabilities:
Demand, money market
and NOW deposits	$80,419	461	1.16%	$65,257	558	1.72%
Savings	3,080	11	0.72%	2,893	14	0.98%
Certificates of deposit	137,300	1,619	2.38%	141,168	2,610	3.73%
Other borrowings	15,394	256	3.35%	16,277	261	3.23%

Total interest-bearing liabilities	236,193	2,347	2.00%	225,595	3,443	3.08%

Noninterest-bearing liabilities	35,387			36,903
Stockholders’ equity	9,538			16,884
Total liabilities and
stockholders’ equity	$281,118			$279,382

Net interest income before
provision for loan losses		$4,198			$3,458

Interest-rate spread			3.05%			2.52%
Net interest margin (1)			3.29%			2.89%
Ratio of average interest-earning assets
to average interest-bearing liabilities	113.99%			113.36%

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis using an incremental rate of 37.6% for purposes of computing the average yield/rate.

Index

Analysis of Changes in Net Interest Income

The following table sets forth, on a taxable equivalent basis, the effect which varying levels of interest-earning assets and interest-bearing liabilities and the applicable interest rates had on changes in net interest income for the three and six months period ended June 30, 2010, compared to the same period in 2009.  For purposes of this table, changes which are not solely attributable to volume or rate are allocated to volume and rate on a pro rata basis (dollars in thousands):

	Three Months Ended June 30,
	2010 vs. 2009
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$(161)	$(201)	$13	$(349)
Investment securities and interest-bearing deposits	91	65	19	175
Other interest-earning assets	-	-	-	-
Total interest-earning assets	(70)	(136)	32	(174)

Interest-bearing liabilities:
Demand, money market and NOW deposits	(147)	(26)	11	(162)
Savings	(2)	1	-	(1)
Certificates of deposit	(446)	1	(1)	(446)
Other borrowings	(11)	(3)	-	(14)
Total interest-bearing liabilities	(606)	(27)	10	(623)

Net interest income	$536	$(109)	$22	$449

	Six Months Ended June 30,
	2010 vs. 2009
	Increase (Decrease) Due to
			Rate/
	Rate	Volume	Volume	Total
Interest-earning assets:
Loans	$(382)	$(317)	$21	$(678)
Investment securities and interest-bearing deposits	(93)	456	(40)	323
Other interest-earning assets	(1)	(1)	1	(1)
Total interest-earning assets	(476)	138	(18)	(356)

Interest-bearing liabilities:
Demand, money market and NOW deposits	(182)	130	(45)	(97)
Savings	(4)	1	-	(3)
Certificates of deposit	(948)	(72)	29	(991)
Other borrowings	10	(14)	(1)	(5)
Total interest-bearing liabilities	(1,124)	45	(17)	(1,096)

Net interest income	$648	$93	$(1)	$740

Comparison of Three Months Ended June 30, 2010 and 2009

Interest Income and Expense

Interest Income.  Interest income was $3,229,000 and $3,403,000 for the three months ended June 30, 2010 and 2009, respectively, a decline of $174,000, or 5.1%.  The decrease resulted principally from a decrease in yields on average interest-earning assets of 19 basis points and a decrease in average earning assets of $3.9 million, or 1.4%.  The declining interest rate environment and the effect of increased nonaccrual loans, restructured loans, and other real estate owned contributed to lower yields on average loans of 5.67% versus 5.98%, a decline of 31 basis points.  Average loans, as a percentage of average interest-earning assets, decreased to 73.6% in the second quarter of 2010 as compared with 77.6% in 2009.  Active management of our investments and excess funds resulted in an increase in the yield from 2.71% to 3.32%, an increase of 61 basis points, or 22.5%.  The percentage of higher yielding average investment securities and interest-bearing deposits to total interest-earning assets rose to 26.4% in 2010 from 22.4% in 2009.

Index

Interest Expense.  Interest expense was $1,086,000 and $1,709,000 for the three months ended June 30, 2010 and 2009, respectively.  Our average cost of funds for interest-bearing liabilities decreased to 1.90% in 2010 compared with 2.92% over the same period in 2009, an overall decline of 102 basis points.  A decrease in average interest-bearing liabilities of $5.5 million, or 2.3%, and decreases in the overall interest rates in our market area, contributed to the decrease in our cost of funds.  Certificates of deposit, with an average cost of funds of 2.19% in 2010 and 3.47% in 2009, represented 61.0% of our total interest-bearing liabilities in 2010 as compared with 59.5% in 2009.  Interest-bearing demand deposits, with an average cost of funds of 1.05% in 2010 and 1.82% in 2009, represented 30.9% of our total interest-bearing liabilities in 2010 as compared with 32.6% in 2009.

Net Interest Income before Provision for Loan Losses.  Net interest income before provision for loan losses was $2,143,000 and $1,694,000 for the three months ended June 30, 2010 and 2009, respectively.  The net interest margin for the second quarter of 2010 was 3.40% versus 2.69% in 2009, which reflected a more effective management of our interest-bearing assets and liabilities while maintaining an acceptable liquidity position.

Provision for Loan Losses

We recorded provisions for loan losses totaling $90,000 and $133,000 for the three months ended June 30, 2010 and 2009, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio.  At June 30, 2010, our reserves were 2.62% of outstanding loans versus 3.25% at June 30, 2009, reflecting net charge-offs of $1.7 million for the quarter.  Four loans accounted for 90% of the charge-offs in the quarter.  Three loans were transferred to other real estate owned during the quarter.

Noninterest Income and Expenses

Noninterest Income.  Total noninterest income decreased by $69,000, or 25.2% for the three months ended June 30, 2010, to $205,000 compared with $274,000 for the same period in 2009.  The second quarter of 2010 versus 2009 included a reduction in fees and service charges on deposit accounts of $51,000, or 32.3%, and of other fee income for banking services of $19,000, or 32.2%

Noninterest Expenses.  Management has taken steps to reduce noninterest expenses in areas in which it can, while maintaining the safety and soundness of our banking operations.  Salaries and employee benefits decreased $70,000, or 9.9%, in the second quarter of 2010 over 2009.  Advertising and business development expenses have been reduced, resulting in a decrease in noninterest expenses of $24,000.  Pension expense was eliminated as a result of freezing the benefits in anticipation of the merger, resulting in a decrease of $85,000.  Other components of noninterest expenses increased $391,000.  The more significant increases were:

•	Increases of $25,000 for processing and settlement fees;
•	Higher professional, legal, and audit expenses of $137,000, most of which is attributable to merger-related expenses;
•	Increases in OREO and other loan collection expenses of $49,000, net of a $20,000 decrease in the write-down of other real estate owned; and
•	Increases in deposit insurance assessments of $180,000.

Benefit for Income Taxes. The effective tax rates differ from the federal and state statutory rates of 37.6% principally due to nontaxable investment income for 2010 and 2009 and changes in the deferred tax valuation allowance.  During the second quarter of 2010, we recognized deferred tax assets of $118,000 as a result of the level of deferred tax asset valuation allowance we considered necessary at June 30, 2010.  Tax-exempt income was $160,000 for the second quarter of 2010 as compared with $168,000 in 2009.

An income tax summary follows (dollars in thousands):

	Three Months Ended June 30,
	2010	2009
Book income (loss) before income tax benefit	$164	$(93)
Nontaxable interest income, net	(160)	(168)
Estimated taxable gain on bank-owned life insurance	900	-
Taxable income (loss)	904	(261)
Tax rate	37.6%	37.6%
Income tax (benefit)	340	(98)
Estimated penalty tax on bank-owned life insurance	90	-
Changes in deferred tax valuation allowance and other, net	(548)	(60)
Benefit for income taxes	$(118)	$(158)
Effective rate	-72.0%	169.9%

Index

Comparison of Six Months Ended June 30, 2010 and 2009

Interest Income and Expense

Interest Income.  Interest income was $6,545,000 and $6,901,000 for the six months ended June 30, 2010 and 2009, respectively, a decline of $356,000, or 5.2%.  A decrease in yields on average interest-earning assets of 55 basis points more than offset the increase in average earning assets of $13.5 million, or 5.3%.  A substantial portion of the increase was due to higher levels of interest-bearing deposits that contributed to the steep decline in yields for investment securities and interest-bearing deposits of 40 basis points.  Average loans decreased $10.5 million over 2009, or 5.1%.  The declining interest rate environment and the effect of increased nonaccrual loans, restructured loans, and other real estate owned contributed to lower yields on average loans of 5.70% versus 6.07%, a decline of 37 basis points.  Average loans, as a percentage of average interest-earning assets, decreased to 73.2% in the first half of 2010 as compared with 81.2% in 2009.  The percentage of lower yielding average investment securities and interest-bearing deposits to total interest-earning assets rose to 26.8% in 2010 from 18.4% in 2009.

Interest Expense.  Interest expense was $2,347,000 and $3,443,000 for the six months ended June 30, 2010 and 2009, respectively.  Our average cost of funds for interest-bearing liabilities decreased to 2.00% in 2010 compared with 3.08% over the same period in 2009, an overall decline of 108 basis points.  A shift in the mix of our interest-bearing deposits, along with decreases in the overall interest rates in our market area, contributed to the decrease in our cost of funds.  Certificates of deposit, with an average cost of funds of 2.38% in 2010 and 3.73% in 2009, represented 58.1% of our total interest-bearing liabilities in 2010 as compared with 62.6% in 2009.  The decline in average certificates of deposit and other interest-bearing liabilities was offset by increases in our interest-bearing demand deposits, with an average cost of funds of 1.16% in 2010 and 1.72% in 2009, representing 34.0% of our total interest-bearing liabilities in 2010 as compared with 28.9% in 2009.

Net Interest Income before Provision for Loan Losses.  Net interest income before provision for loan losses was $4,198,000 and $3,458,000 for the six months ended June 30, 2010 and 2009, respectively.  The net interest margin for the first six months of 2010 was 3.29% versus 2.89% in 2009, which reflected a more effective management of our interest-bearing assets and liabilities while maintaining an acceptable liquidity position.

Provision for Loan Losses

We recorded provisions for loan losses totaling $962,000 and $367,000 for the six months ended June 30, 2010 and 2009, respectively, which management considered appropriate after its assessment of the overall quality of the loan portfolio.  At June 30, 2010, our reserves were 2.62% of outstanding loans reflecting net charge-offs of $2.5 million. Six loans accounted for 90% of the charge-offs and four loans were transferred to other real estate owned during the six months ended June 30, 2010.

Noninterest Income and Expenses

Noninterest Income.  Total noninterest income increased by $77,000, or 23.4% for the six months ended June 30, 2010, to $406,000 compared with $329,000 for the same period in 2009.  The first half of 2010 versus 2009 included a reduction in fees and service charges on deposit accounts of $94,000, or 28.8%, and lower realized gain on the sale of securities of $35,000.  These decreases were more than offset by a $179,000 loss on restricted stock in 2009 versus no such loss in 2010.

Noninterest Expenses.  Management has taken steps to reduce noninterest expenses in areas in which it can while maintaining the safety and soundness of our banking operations.  Salaries and employee benefits decreased $100,000, or 6.9%, in the first half of 2010 over 2009.  Expenses of bank premises and fixed assets decreased $19,000, or 3.7%.  Advertising and business development and pension expenses have been reduced, resulting in a decrease in noninterest expenses of $218,000.  Other components of noninterest expenses increased $679,000.  The more significant increases were:

•	Increases of $22,000 for processing and settlement fees;
•	Higher professional, legal, and audit expenses of $195,000, most of which is attributable to merger-related expenses;
•	Increases in OREO and other loan collection expense and the write-down of other real estate owned of $75,000; and
•	Increases in deposit insurance assessments of $387,000.

Index

Benefit for Income Taxes.  The effective tax rates differ from the federal and state statutory rates of 37.6% principally due to nontaxable investment income for 2010 and 2009 and changes in the deferred tax valuation allowance.  During the second quarter of 2010, we recognized deferred tax assets of $118,000 as a result of the level of deferred tax asset valuation allowance we considered necessary at June 30, 2010.  Tax-exempt income was $320,000 for the first six months of 2010 as compared with $336,000 in 2009.

An income tax summary follows (dollars in thousands):

	Six Months Ended June 30,
	2010	2009
Book loss before income tax benefit	$(383)	$(311)
Nontaxable interest income, net	(320)	(336)
Estimated taxable gain on bank-owned life insurance	900	-
Taxable income (loss)	197	(647)
Tax rate	37.6%	37.6%
Income tax (benefit)	74	(243)
Estimated penalty tax on bank-owned life insurance	90	-
Changes in deferred tax valuation allowance and other, net	(282)	(65)
Benefit for income taxes	$(118)	$(308)
Effective rate	30.8%	99.0%

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

Within 90 days of the effective date of the Consent Order and, thereafter, during the life of the Consent Order, Oceanside shall achieve and maintain a Tier 1 Leverage Capital Ratio of not less than 8% and a Total Risk Based Capital Ratio of not less than 11%.  In the event such ratios fall below such levels, Oceanside shall notify the FDIC and the OFR and shall increase capital in an amount sufficient to reach the required ratios within 90 days of such notice.  At March 31 and June 30, 2010, Oceanside’s Tier 1 Leverage Capital Ratio was 4.32% and 4.64%, respectively, and its Total Risk Based Capital Ratio was 7.74% and 8.20%, respectively.  We did not meet the April 7, 2010, deadline to raise additional capital as required by the Consent Order.  However, our contemplated merger with Jacksonville Bancorp, Inc. (see Note 12 - Merger) is expected to result in our being part of a larger bank, with significantly higher capital ratios.  If that merger is not consummated, we will explore other strategic alternatives intended to improve our capital ratios.

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

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

attitudes of future examination or visitation staff.  As of the date of the Consent Order, Oceanside believes its ALLL was compliant with regulatory guidance and consistent with generally accepted accounting principles.

Pursuant to the Consent Order, Oceanside must review, revise, and adopt its written liquidity, contingency funding, and funds management policy to provide effective guidance and control over Oceanside’s funds management activities.  Oceanside must also implement effective models for managing liquidity and calculating the liquidity and dependency ratios with monthly reporting to the Board of Directors.  Oceanside has revised such policies and is refining its practices and procedures in these areas.  Oceanside expects that these actions will improve Oceanside’s liquidity, contingency funding, and funds management practices.

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

Oceanside shall also reduce the aggregate balance of assets classified “Substandard” by the FDIC in November 2008, in accordance with the following schedule: (i) within 90 days to not more than 100% of Tier 1 capital plus the ALLL; (ii) within 180 days to not more than 85% of Tier 1 capital plus the ALLL; (iii) within 270 days to not more than 60% of Tier 1 capital plus the ALLL; and (iv) within 360 days to not more than 50% of Tier 1 capital plus the ALLL.  Oceanside did meet the first target goal (April 7, 2010) as the classified assets cited by the FDIC were $16.2 million at March 31, 2010, or 85.15% of Tier 1 capital plus the ALLL ($19.1 million) and also met the second target goal (July 6, 2010) with classified assets cited by the FDIC of $14.1 million at June 30, 2010, or 79.4% of Tier 1 capital plus the ALLL ($17.8 million).  Oceanside anticipates needing to increase its Tier 1 capital or successfully work out an appropriate amount of “Substandard” assets to meet the remaining targeted ratios.  Oceanside’s management is actively trying to reduce the amount of “Substandard” assets and the contemplated merger with Jacksonville Bancorp, Inc., is expected to resolve our capital issues.

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

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

intention of extending credit to such borrowers in violation of these requirement.  Accordingly, such requirement will not affect Oceanside’s operations.

Within 30 days from the effective date of the Consent Order, Oceanside will engage a loan review analyst who shall review all loans exceeding $500,000.  Oceanside has engaged an outside loan review analyst that is expected to complete its work in 2010.  In addition, Oceanside has received input as to the quality of individual loans and its loan portfolio in connection with the due diligence process for the proposed merger with Jacksonville Bancorp,Inc. (see Note 12 - Merger).  The results of the due diligence review and the planned outside loan review are expected to assist Oceanside in working out classified assets and may result in positive or negative changes to certain loan classifications.

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

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

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

In connection with the contemplated merger between Atlantic and Jacksonville Bancorp, Inc., the following risk factors should be considered, including the risk of:

•	unexpected transaction costs, including the costs of integrating operations;
•	that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected;
•	potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected;
•	deposit and customer attrition;
•	changes in deposit mix;
•	unexpected operating and other costs, which may differ or change from expectations;
•	customer and employee loss and business disruption, including, without limitation, as the result of difficulties in maintaining relationships with employees;
•	increased competitive pressures and solicitations of customers by competitors;
•	changes in the interest rate environment reducing interest margins;
•	legislation or regulatory changes that adversely affect the business in which the combined company would be engaged; and
•	the difficulties and risks inherent with entering new markets.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit

Legend

(a)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 1999
(b)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2000
(c)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2002
(d)	Incorporated by reference on Atlantic’s Form 10-KSB for year ended December 31, 2003
(e)	Incorporated by reference on Atlantic’s Form 10-QSB for quarter ended September 30, 2006
(f)	Incorporated by reference on Atlantic’s Form 8-K filed January 13, 2010
(g)	Incorporated by reference on Atlantic’s Form 8-K filed March 31, 2010
(h)	Incorporated by reference on Atlantic’s Form 8-K filed May 14, 2010

Index

ATLANTIC BANCGROUP, INC. AND SUBSIDIARIES

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger by and between Atlantic and Jacksonville Bancorp, Inc., dated May 10, 2010 (h)
3.1	Articles of Incorporation (a)
3.2	Bylaws (a)
4.1	Specimen Stock Certificate (a)
10.1	Software License Agreement dated as of October 6, 1997, between Oceanside and File Solutions, Inc. (a)
10.2	File Solutions Software Maintenance Agreement dated as of July 15, 1997, between Oceanside and SPARAK Financial Systems, Inc. (a)
10.3	Remote Data Processing Agreement dated as of March 3, 1997, between Oceanside and Bankers Data Services, Inc. (a)
10.4	Lease dated September 27, 2000, between MANT EQUITIES, LLC and Oceanside (b)
10.5	Lease dated August 22, 2002, between PROPERTY MANAGEMENT SUPPORT, INC., and Oceanside (c)
10.6	Change in Control Agreement for Barry W. Chandler (e)
10.7	Change in Control Agreement for David L. Young (e)
10.8	Change in Control Agreement for Grady R. Kearsey (e)
10.9	Stipulation to the Issuance of a Consent Order (f)
10.10	Written Agreement by and between Atlantic and the Federal Reserve Bank of Atlanta (g)
10.11	Shareholders Agreement by and among Atlantic, Jacksonville Bancorp, Inc., and certain Atlantic shareholders, dated May 10, 2010 (h)
14	Code of Ethics for Senior Officers Policy (d)
31.1	Certifications of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
31.2	Certifications of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic BancGroup, Inc.

Date: August 16, 2010	/s/ Barry W. Chandler
Barry W. Chandler
President and Principal Executive Officer

Date: August 16, 2010	/s/ David L. Young
David L. Young
Executive Vice President,
Principal Financial Officer, and
Corporate Secretary